Form 10-Q
period 1997-09-30
HOPFED BANCORP INC
filed 1997-11-24
CIK 1041550

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-30215


                             HOPFED BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                            Applied For
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky               42240
----------------------------------------------------             ----------
         Adddress of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (502) 885-1171
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes         No   x
                                                   ------     ------

     As of November 24, 1997, the Registrant had not yet completed the initial public offering of its Common Stock. No shares of Common Stock were issued and outstanding at such date.

                                   CONTENTS

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 1997
   and December 31, 1996................................................   1

   Consolidated Statements of Income for the Three-Month and Nine-Month
   Periods Ended September 30, 1997 and 1996............................   2

   Consolidated Statements of Cash Flows for the Nine-Month
   Periods Ended September 30, 1997 and 1996............................   3

   Notes to Consolidated Financial Statements...........................   4

     All financial statements of HopFed Bancorp, Inc. have been omitted because HopFed Bancorp, Inc. has not yet issued any stock, has no assets and no liabilities and has not conducted any business other than of an organizational nature.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   5


SIGNATURES..............................................................  10

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       HOPKINSVILLE FEDERAL SAVINGS BANK
                       STATEMENTS OF FINANCIAL CONDITION



                                                        September 30,     December 31,
ASSETS                                                       1997             1996
                                                        --------------    ------------
                                                         (Unaudited)
                                                               (In thousands)

Cash and due from banks...............................       $  1,012       $  1,452
Time deposits.........................................          2,000          2,000
Interest-bearing deposits in Federal
  Home Loan Bank......................................            378              0
Federal funds sold....................................          8,295            500
Investment securities available for sale..............         14,045          5,125
Investment securities held to maturity
   (Estimated market values of $75,099 and
   $95,762 at September 30, 1997 and
   December 31, 1996, respectively)...................         71,767         95,947
Loans receivable, net.................................        100,675         95,496
Accrued interest receivable...........................          1,032          1,290
Premises and equipment, net...........................          2,418          2,333
Foreclosed real estate................................             --             --
Other assets..........................................            387            255
                                                             --------       --------

          Total assets................................       $202,009       $204,398
                                                             ========       ========

                LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits............................................       $180,749       $183,827
  Deferred Federal income taxes.......................          1,938          1,659
  Advances from Federal Home Loan Bank................              0          1,317
  Other liabilities...................................            590            771
                                                             --------       --------
          Total liabilities...........................        183,277        187,574
                                                             --------       --------

Retained earnings:
  Retained earnings, substantially restricted.........         15,938         14,591
  Net unrealized appreciation on investment
    securities available for sale.....................          2,794          2,233
                                                             --------       --------
          Total retained earnings.....................         18,732         16,824
                                                             --------       --------

             Total liabilities and retained earnings..       $202,009       $204,398
                                                             ========       ========

                See accompanying Notes to Financial Statements.

                       HOPKINSVILLE FEDERAL SAVINGS BANK
                             STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     For the Three Months           For the Nine Months
                                                     Ended September 30,            Ended September 30,
                                                    ---------------------          ---------------------
                                                      1997           1996            1997         1996
                                                    -------        -------         -------       ------
                                                                        (In thousands)

Interest income:
   Interest on loans..............................   1,915          1,766          $ 5,616       $4,988
   Interest and dividends on investments..........   1,270          1,420            3,910        4,351
   Time deposit interest income...................     183            155              485          566
                                                    ------         ------          -------       ------
     Total interest income........................   3,368          3,341           10,011        9,905
                                                    ------         ------          -------       ------

Interest expense:
   Interest on deposits...........................   2,216          2,421            6,633        7,450
   Other Funds....................................       0              0                9           23
                                                    ------         ------          -------       ------
     Total interest expense.......................   2,216          2,421            6,642        7,473
                                                    ------         ------          -------       ------

Net interest income...............................   1,152            920            3,369        2,432
Provision for loan losses.........................       5              0               15            0
                                                    ------         ------          -------       ------
Net interest income after provision
   for loan losses................................   1,147            920            3,354        2,432
                                                    ------         ------          -------       ------
Other income:
   Loan and other service fees....................     122            137              353          422
   Other, net.....................................      12             10               51           43
                                                    ------         ------          -------       ------
       Total other income.........................     134            147              404          465
                                                    ------         ------          -------       ------

Net expenses:
   Salaries and benefits..........................     342            309            1,064          921
   Federal insurance premium......................      29          1,356               92        1,577
   Occupancy expense, net.........................      49             48              148          160
                                                    ------         ------          -------       ------
   Data processing................................      36             32               85           62
   Other operating expenses.......................     106             93              336          281
                                                    ------         ------          -------       ------
     Total other expenses.........................     562          1,838            1,725        3,001
                                                    ------         ------          -------       ------

Income (loss) before income taxes and cumulative
effect of change in accounting principle..........     719           (771)           2,033         (104)
Provision for income taxes........................     242           (265)             686          (43)
                                                    ------         ------          -------       ------
Net income (loss).................................  $  477         $ (506)         $ 1,347       $  (61)
                                                    ======         ======          =======       ======



                See accompanying Notes to Financial Statements.

                       HOPKINSVILLE FEDERAL SAVINGS BANK
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                -------------------------
                                                                  1997              1996
                                                                -------          --------

Cash flows from operating activities:
  Net income (loss)...........................................  $ 1,347         $    (61)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income to.......................................      (10)              25
     Provision for loan losses................................       15              100
     Gain on sale of equipment................................        0               (8)
     Provision for depreciation...............................       75               86
     FHLB stock dividend......................................      (88)             (80)
     Accretion of investment security discounts...............      (28)              (4)
  (Increase) decrease in
     Accrued interest receivable..............................      258             (101)
     Other assets.............................................     (132)            (520)
     Increase (decrease) in other liabilities.................     (360)           1,460
                                                                -------         --------
     Net cash provided by operating activities................    1,077              897
                                                                -------         --------

Cash flows from investing activities:
     Net (increase) decrease in time deposits.................        0            5,000
     Net (increase) decrease in interest earning deposits
          in FHLB.............................................     (378)           5,519
     Net (increase) decrease in federal funds sold............   (7,795)           5,077
     Proceeds from maturities of held-to-maturity securities..   30,127           41,614
     Purchases of held-to-maturity securities.................   (5,933)         (41,012)
     Purchases of available for sale securities...............   (7,967)             (15)
     Net increase in loans....................................   (5,194)          (9,799)
     Purchases of premises/equipment..........................     (173)             (91)
     Proceeds from sale of equipment..........................       13               14
                                                                -------         --------


     Net cash provided by investing activities................    2,700            6,307
                                                                -------         --------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts......................      542            1,805
     Net increase (decrease) in time deposits.................   (3,621)          (9,107)
     Increase (decrease) in advance payments by
       borrowers for taxes and insurance......................      179              237
     Net increase (decrease) in other borrowed funds..........   (1,317)               0
                                                                -------         --------
       Net cash used in financing activities..................   (4,217)          (7,065)
                                                                -------         --------
       Increase (decrease) in cash and cash equivalents.......     (440)             139
     Cash and cash equivalents, beginning of period...........    1,452            1,303
                                                                -------         --------
     Cash and cash equivalents, end of period.................   $1,012           $1,442
                                                                =======         ========

Supplemental disclosures of cash flow information.............
     Cash paid for income taxes...............................   $  550           $  282
                                                                =======         ========
     Cash paid for interest...................................   $6,903           $7,330
                                                                =======         ========


                See accompanying Notes to Financial Statements.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

        HopFed Bancorp, Inc. (the "Company") was formed at the direction of Hopkinsville Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. After such conversion, the Company's primary assets will be the outstanding capital stock of the converted Bank, a portion of the net proceeds of the Conversion, and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and its sole business will be that of the converted Bank. As of September 30, 1997, the Company had not engaged in any material operations. Accordingly, the financial statements and discussions herein relate to the Bank.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and nine month periods ended September 30, 1997, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

     The Bank's total assets decreased by $2.4 million, from $204.4 million at December 31, 1996 to $202.0 million at September 30, 1997. Securities held to maturity declined $24.2 million due to various issues maturing. Of such funds, $7.8 million was reinvested in Federal funds sold, which increased from $500,000 at December 31, 1996 to $8.3 million at September 30, 1997. In addition, $1.3 million in maturing securities was utilized to repay Federal Home Loan Bank advances, resulting in no borrowed funds at September 30, 1997.

     The decrease in assets was also due to a decrease in assets funded by deposits as the Bank continued to price its deposits less aggressively in 1997 in an effort to reduce its overall cost of funds. At September 30, 1997 deposits decreased to $180.7 million, from $183.8 million at December 31, 1996, a net decrease of $3.1 million. Deposits decreased as depositors sought higher returns than those available on accounts being offered by the Bank. The Bank's average cost of deposits for the nine months ended September 30, 1997 was 4.90%, compared to 5.13% for the year ended December 31, 1996. Management intends to continually evaluate the investment alternatives available to the Bank's customers, and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

     The Bank's loan portfolio increased by $5.2 million during the nine months ended September 30, 1997. Net loans totaled $100.7 million and $95.5 million at September 30, 1997 and December 31, 1996, respectively. The increase in the loan activity during the nine months ended September 30, 1997 was primarily due to the Bank's efforts to increase its loan originations using funds currently held in investment securities. For the nine months ended September 30, 1997, the Bank's average yield on loans was 7.64%, compared to 7.41% for the year ended December 31, 1996.

     At September 30, 1997, the Bank's investments classified as "held to maturity" were carried at amortized cost of $71.8 million and had an estimated fair market value of $75.1 million, and its equity securities classified as "available for sale" had an estimated fair market value of $14.0 million, including Federal Home Loan Mortgage Corporation stock with an estimated fair market value of $4.4 million.

     The allowance for loan losses totaled $232,000 at September 30, 1997, an increase of $15,000 from the allowance of $217,000 at December 31, 1996. At each September 30, 1997 and December 31, 1997, the ratio of the allowance for loan losses to loans was 0.23%. Also at September 30, 1997, the Bank's non-performing loans were $247,000, or 0.25% of total loans, compared to $266,000, or 0.28% of total loans, at December 31, 1996, and the Bank's ratio of allowance for loan losses to non-performing loans at September 30, 1997 and December 31, 1996 was 93.93% and 81.58%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Bank has had minimal losses on loans in prior years.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NET INCOME. The Bank's net income for the nine months ended September 30, 1997 was $1,347,000, compared to a net loss of $(61,000) for the nine months ended September 30, 1996. The increase in net earnings for the nine months resulted primarily from an improvement in the Bank's net yield on interest-earning assets, offset in part by a slight increase in non-interest expense and income taxes. In addition, in 1996 the Bank paid the Federal Deposit Insurance Corporation a special assessment of $1.2 million before taxes ($812,000 net of tax) to recapitalize the Savings Association Insurance Fund.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1997 was $3.4 million, compared to $2.4 million for the nine months ended September 30, 1996. The increase in net interest income for the nine months ended September 30, 1997 was primarily due to a lower cost of funds and a higher yield on interest-earning assets. For the nine months ended September 30, 1997, the Bank's average yield on total interest-earning assets was 6.74%, compared to 6.40% for the nine months ended September 30, 1996, and its average cost of interest-bearing liabilities was 4.90% for the nine months ended September 30, 1997, compared to 5.19% for the nine months ended September 30, 1996. As a result, the Bank's interest rate spread for the nine months ended September 30, 1997 was 1.84%, compared to 1.21% for the nine months ended September 30, 1996, and its net yield on interest-earning assets was 2.27% for the nine months ended September 30, 1997, compared to 1.57% for the nine months ended September 30, 1996.

     INTEREST INCOME. Interest income increased by $100,000, from $9.9 million to $10.0 million, or by 1.0%, during the nine months ended September 30, 1997 compared to the same period in 1996. This increase primarily resulted from a continued strategic shift from investment securities to higher-yielding loans. The average balance of securities held to maturity declined $17.6 million, from $98.8 million at September 30, 1996 to $81.2 million at September 30, 1997. In addition, average time deposits and other interest-earning cash deposits declined $3.0 million, from $14.0 million at September 30, 1996 to $11.0 million at September 30, 1997. Overall, average total interest-earning assets declined $8.3 million, or 4.0%, from September 30, 1996 to September 30, 1997. However, the strategic repositioning of the balance sheet into higher-yielding assets resulted in an increase in the average yield on interest-earning assets from 6.40% at September 30, 1996 to 6.74% at September 30, 1997. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased from 107.47% for the nine months ended September 30, 1996 to 109.59% for the nine months ended September 30, 1997.

     INTEREST EXPENSE. Interest expense decreased $831,000, or 11.0%, to $6.6 million for the nine months ended September 30, 1997, compared to $7.5 million for the same period in 1996. The decrease was attributable to the combined effect of a lower cost of funds and a $6.7 million decline in the average balance of interest-bearing liabilities. The average cost of average interest-bearing deposits declined from 5.19% at September 30, 1996 to 4.90% at September 30, 1997. Over the same period, the average balance of deposits decreased $10.9 million, from $191.3 million at September 30, 1996 to $180.4 million at September 30, 1997, or 5.7%.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $15,000 provision for loan loss was required for the nine months ended September 30, 1997.

     NON-INTEREST EXPENSE. There was a $1.3 million decline in total non-interest expense in the nine months ended September 30, 1997 compared to the same period in 1996. This was primarily attributable to an approximately $1.5 million decrease in deposit insurance premiums. In addition, most other non-interest expenses were also slightly higher.

     INCOME TAXES. The Bank's effective tax rate for the nine months ended September 30, 1997 was 33.7%, compared to 41.3% for the same period in 1996.
The increase in income tax expense of $729,000 in the nine month period compared to the same period in 1996 was due to a significant increase in income and a year to date loss at the same time last year.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NET INCOME. The Bank's net income for the three months ended September 30, 1997 was $477,000, compared to a net loss $(506,000) for the three months ended September 30, 1996. The increase in net earnings for the three months resulted primarily from an improvement in the Bank's net yield on interest-earning assets, as well as a significantly lower deposit insurance premium.

     NET INTEREST INCOME. Net interest income for the three months ended September 30, 1997 was $1.1 million, compared to $920,000 for the three months ended September 30, 1996. The increase in net interest income for the three months ended September 30, 1997 was primarily due to a lower cost of funds and a higher yield on interest-earning assets. For the three months ended September 30, 1997, the Bank's average yield on total interest-earning assets was 6.83%, compared to 6.56% for the three months ended September 30, 1996 and its average cost of interest-bearing liabilities was 4.95% for the three months ended September 30, 1997, compared to 5.14% for the three months ended September 30, 1996. As a result, the Bank's interest rate spread for the three months ended September 30, 1997 was 1.88%, compared to 1.42% for the three months ended September 30, 1996 and its net yield on interest-earning assets was 2.34% for the three months ended September 30, 1997, compared to 1.81% for the three months ended September 30, 1996.

     INTEREST INCOME. Interest income increased by $27,000, from $3.34 million to $3.37 million, or by .8%, during the three months ended September 30, 1997 compared to the same period in 1996. This increase primarily resulted from a continued strategic shift from investment securities to higher-yielding loans. The average balance of securities held to maturity declined $19.6 million, from $95.3 million at September 30, 1996, to $75.7 million at September 30, 1997. Overall, average total interest-earning assets declined $6.7 million, or 3.3%, from September 30, 1996 to September 30, 1997. However, the strategic repositioning of the balance sheet into higher-yielding assets resulted in an increase in the average yield on interest-earning assets from 6.56% at September 30, 1996 to 6.83% at September 30, 1997. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased from 108.14% for the three months ended September 30, 1996 to 110.04% for the three months ended September 30, 1997.

     INTEREST EXPENSE. Interest expense decreased $205,000, or 8.5%, to $2.2 million for the three months ended September 30, 1997, compared to $2.4 million for the same period in 1996. The decrease was attributable to the combined effect of a lower cost of funds and a $9.3 million decline in the average balance of interest-bearing liabilities. The average cost of average interest-bearing deposits declined from 5.14% at September 30, 1996 to 4.95% at September 30, 1997. Over the same period, the average balance of deposits decreased $9.3 million, from $188.5 million at September 30, 1996 to $179.2 million at September 30, 1997, or 4.9%.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $5,000 provision for loan loss was required for the three months ended September 30, 1997.

     NON-INTEREST EXPENSE. There was a $1.3 million decline in total non-interest expense in the three months ended September 30, 1997 compared to the same period in 1996. This was primarily attributable to a $1.3 million decrease in deposit insurance premiums. In addition, most other non-interest expenses were also slightly higher.

     INCOME TAXES. The Bank's effective tax rate for the three months ended September 30, 1997 was 33.7%, compared to 34.4% for the same period in 1996. The increase in income tax expense of $506,320 in the three month period compared to the same period in 1996 was due to a significant increase in income and a year to date loss at the same time last year.

     LIQUIDITY AND CAPITAL RESOURCES. The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

     The Bank is required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At September 30, 1997, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards, as set by the Office of Thrift Supervision (the "OTS"). These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The risk-based capital standard currently addresses only the credit risk inherent in the assets in a thrift's portfolio and does not address other risks that thrifts face, such as operating, liquidity and interest rate risks. The OTS recently finalized regulations that add an interest rate risk component to capital requirements under certain circumstances. The Bank does not believe that this new regulation will require additional capital. In addition, the OTS has recently adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital (or core capital) to risk-weighted assets of less than 4.0%, or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution has the highest rating ("1") under the OTS examination rating system).

     At September 30, 1997, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 1997 and December 31, 1996.

                           At September 30, 1997   At December 31, 1996
                           ----------------------  ---------------------

                           Amount       Percent     Amount     Percent
                           ----------  ---------   ---------  ---------
                                        (Dollars in thousands)

Tangible Capital.........   $15,938      8.0%      $14,591      7.2%
Core Capital.............    15,938      8.0        14,591      7.2
Risk-Based Capital.......    16,170     22.0        14,808     20.3

     At September 30, 1997, the Bank had outstanding commitments to originate loans totaling $1.3 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 1997 totaled $83.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HOP FED BANCORP, INC.


Date:  November 24, 1997        /s/ Bruce Thomas
                               ------------------------------------------
                                    Bruce Thomas
                                    President and Chief Executive Officer



Date:  November 24, 1997        /s/ Peggy R. Noel
                               ----------------------------------------------
                                    Peggy R. Noel
                                    Executive Vice President, Chief Financial
                                    Officer and Chief Operations Officer