Form 10-K
period 1997-12-31
HOPFED BANCORP INC
filed 1998-04-15
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _____________________ to ________________

Commission file number                    000-23667
                       --------------------------------------


                              HOPFED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           61-1322555
------------------------------                               ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)




2700 Fort Campbell Boulevard, Hopkinsville, KY                42240
-----------------------------------------------             ---------
(Address of principal executive offices)                    (Zip Code)



     Registrant's telephone number, including area code:  (502) 885-1171.

      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   NO
                                         -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is traded on the Nasdaq Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($17.75 per share) at which the stock was sold on March 31, 1998, was approximately $63,379,161. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 31, 1998, 4,033,625 shares of the registrant's Common Stock were outstanding.


                      Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 1997.

Part III:
Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders .

                                     PART I

ITEM 1.  BUSINESS


          On February 6, 1998, HopFed Bancorp, Inc. ( the "Company") issued and sold 4,033,625 shares of common stock, par value $.01 per share (the "Common Stock"), in connection with the conversion of Hopkinsville Federal Savings Bank (the "Bank") from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank's capital stock to HopFed Bancorp, Inc. (the "Company"). The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the "Conversion."

HOPFED BANCORP, INC.

          HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. Prior to the Conversion, the Company did not engage in any material operations. The Company has no significant assets other than the outstanding capital stock of the Bank, up to 50% of the net proceeds of the Conversion (after deducting amounts infused into the Bank and used to fund the Employee Stock Ownership Plan ("ESOP") and a note receivable from the ESOP. The Company's principal business is overseeing the business of the Bank and investing the portion of the net Conversion proceeds retained by it. The Company has registered with the Office of Thrift Supervision ("OTS") as a savings and loan holding company. See "Regulation Regulation of the Company."

          As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions, although the Company currently does not have any plans, agreements, arrangements or understandings with respect to any such acquisitions or mergers. The Company is classified as a unitary savings and loan holding company and is subject to regulation by the OTS.

          The Company's executive offices are located at 2700 Fort Campbell Boulevard, Hopkinsville, Kentucky 42240, and its main telephone number is (502) 885-1171.


HOPKINSVILLE FEDERAL SAVINGS BANK

          The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Hopkinsville, Murray, Cadiz and Elkton, Kentucky. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank and adopted its current corporate title.

          The business of the Bank primarily consists of attracting deposits from the general public and investing such deposits in loans secured by single family residential real estate and investment securities, including U.S. Government and agency securities and mortgage-backed securities. The Bank also originates single-family residential/construction loans and multi-family and commercial real estate loans, as well as loans secured by deposits and other consumer loans. The Bank emphasizes the origination of residential real estate loans with adjustable interest rates and other assets which are responsive to changes in interest rates and allow the Bank to more closely match the interest rate maturation of its assets and liabilities.

          At December 31, 1997, the Bank's net loan portfolio comprised 30.08% of total assets, and 78.7% of total loans were secured by one-to-four family residential properties. At December 31, 1997, short-term investments and investment securities represented 58.73% of total assets and mortgage-backed securities represented 7.66% of total assets. At December 31, 1997, nonperforming loans totaled 0.16% of total assets.

MARKET AREA

          The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd and Trigg located in southwestern Kentucky. The Bank's four-county market area reported a population of 122,301 in 1994. Median household income levels in the counties of the Bank's market area are below averages for the Commonwealth of Kentucky and the United States. The 1990 census estimated the income level for the Bank's market area in 1994 to be approximately 90% of the state average and 69% of the national average. The unemployment rates for the Bank's market area in December 1997 were reported by the Pennyrile Area Development District (a government agency) at 5.1% for Christian County, 5.3% for Calloway County, 5.6% for Trigg County and 4.3% for Todd County.

          The Bank is one of two thrift institutions headquartered in its market area and there are six banks with headquarters in the Bank's market area. In addition, a number of larger financial institutions have branch offices located in the Bank's primary market area.

          The market area's economy depends primarily on a number of industrial facilities, including manufacturing operations for Dana Corporation Parish Frame Division, Freudenberg Nonwovens, Phelps Dodge Magnet Wire Company, Thomas Industries Lighting Fixtures, International Paper, Mitsubishi CNC Machining Center & CNC Turning Center, Rockwell International Suspension Systems Company U.S., Flynn Enterprises, ARDCO, Johnson Controls, Sun Chemical and Briggs and Stratton. The market area is an agricultural community and is affected by agriculture-related industries, including U.S. Tobacco, Southwestern Tobacco, Wayne Feeds, Case Power and Equipment and Agri-Chem. The market area also includes Fort Campbell Army Base, Murray State University, Western State Hospital and Community College of the University of Kentucky, as well as locally-owned companies which have achieved national recognition, including Dunlap Sales, Kentucky Derby Hosiery and Gardner Wallcoverings.

          National Capital's appraisal of the estimated pro forma market value of the Common Stock to be sold in the Conversion included an analysis of the Bank's primary market area and the prevailing economic conditions. In preparing the appraisal, National Capital considered major employers and employment data, the location of the Bank's lending operations, the Bank's deposit share and market position, the current population and projected population growth, the number of households, age distribution, median household income, building permits and other housing data and occupancy rates.

LENDING ACTIVITIES

          General. The Bank's total gross loan portfolio totaled $105.7 million at December 31, 1997, representing 30.73% of total assets at that date. Substantially all loans are originated in the Bank's market area. At December 31, 1997, $83.2 million, or 78.7% of the Bank's loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $7.6 million, or 7.2% of the Bank's loan portfolio at December 31, 1997, and multi-family residential loans, which were $2.4 million, or 2.2% of the Bank's loan portfolio at December 31, 1997. The Bank also originates construction and consumer loans. At December 31, 1997, construction loans were $5.2 million, or 4.9% of the Bank's loan portfolio, and consumer loans totaled $7.4 million, or 7.0% of the Bank's loan portfolio.

          Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1997, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.



                                                                      At December 31,
                              ----------------------------------------------------------------------------------------------------
                                      1997                1996                1995                1994                1993
                                      ----                ----                ----                ----                ----
                               Amount     Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                              ---------   --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                   (Dollars in thousands)
Type of Loan:
-------------
Real estate loans:
  One-to-four family
    residential...........    $83,229       78.7%   $77,318     79.6%    $70,417    81.5%   $66,236     82.3%   $56,259     81.3%
  Multi-family
    residential...........      2,359        2.2%     1,466      1.5%        492     0.6%     3,475      4.3%     1,391      2.0%
  Construction............      5,166        4.9%     5,389      5.6%      4,062     4.7%     3,748      4.7%     2,963      4.3%
  Non-residential (1).....      7,593        7.2%     5,467      5.6%      5,107     5.9%     1,626      2.0%     4,523      6.5%
                              ---------   --------  --------  --------  --------  --------  --------  --------  --------  --------
    Total real estate loans.   98,347       93.0%    89,640     92.3%     80,078    92.7%    75,085     93.3%    65,136     94.1%
                              ---------   --------  --------  --------  --------  --------  --------  --------  --------  --------

Consumer loans:
 Secured by deposits......      3,081        2.9%     3,484      3.6%     3,324      3.8%     3,135      3.9%     2,459      3.6%
 Other consumer loans.....      4,298        4.1%     4,004      4.1%     3,016      3.5%     2,296      2.8%     1,596      2.3%
                              ---------   --------  --------  --------  --------  --------  --------  --------  --------  --------
  Total consumer loans....      7,379        7.0%     7,488      7.7%     6,340      7.3%     5,431      6.7%     4,055      5.9%
                              ---------   --------  --------  --------  --------  --------  --------  --------  --------  --------
                              105,726      100.0%    97,128      100%    86,418      100%    80,516      100%    69,191      100%
                                          ========            ========            ========            ========            ========

Less:  Loans in process...      2,019                 1,415               1,541               1,867               1,265
  Allowance for loan
   losses.................        237                   217(2)              122                 122                 122
                             --------              --------            --------            --------            --------
 Total....................   $103,470               $95,496             $84,755             $78,527             $67,804
                             ========              ========            ========            ========            ========

-------------------------
(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

(2) Increase in allowance for loan loss reflects $100,000 provision in 1996 based upon management's assessment of risks associated with the Bank's increased loan growth and increased emphasis on consumer lending. See "-- Nonperforming Loans and Other Assets."



    Loan Maturity Schedule. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.



                                                             Due after      Due after      Due after
                                                             3 through      5 through     10 through      Due after
                              Due during the year ending      5 years       10 years       15 years       15 years
                                     December 31,              after          after          after          after
                             ----------------------------   December 31,   December 31,   December 31,   December 31,
                              1998       1999       2000        1997           1997          1997           1997           Total
                              ----       ----       ----        ----           ----          ----           ----         ---------
                                                                       (In thousands)
One-to-four family
  residential.............   $ 2,287     $1,031      $  284    $2,234          $8,259      $17,549        $51,585          $  83,229
Multi-family residential..         -          -           -         -               -        1,211          1,148              2,359
Construction..............     5,166          -           -         -               -            -              -              5,166
Non-residential...........         -          -           -         -               -        2,771          4,822              7,593
Consumer..................     3,745        664       1,081     1,497              86            -            306              7,379
                            ---------   --------    --------  --------        --------     --------       --------          --------
 Total....................   $11,198      $1,695     $1,365    $3,731          $8,345      $21,531        $57,861           $105,726
                            =========   ========    ========  ========        ========     ========       ========          ========

    The following table sets forth at December 31, 1997, the dollar amount of all loans due one year or more after December 31, 1997 which had predetermined interest rates and have floating or adjustable interest rates.



                                                          Predetermined            Floating or
                                                               Rate              Adjustable Rate
                                                       ------------------      ------------------
                                                                    (In thousands)
One-to-four family residential...............               $10,471                     $70,471
Multi-family residential.....................                    --                       2,359
Construction                                                     --                          --
Non-residential..............................                    --                       7,593
Consumer.....................................                 3,634                          --
                                                       ------------------      ------------------
 Total.......................................               $14,105                     $80,423
                                                       ==================      ==================


      Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

      Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank conducts substantially all of its lending activities in its market area.


      The following table sets forth certain information with respect to the Bank's loan origination activity for the periods indicated. The Bank has not purchased or sold any loans in the periods presented.


                                              Year Ended December 31,
                                         ---------------------------------
                                            1997        1996       1995
                                         ----------  ----------  ---------

Loan originations:
 One-to-four family residential.......    $14,578      $16,209    $11,252
 Multi-family residential.............      1,115        1,434        360
 Construction.........................      6,302        5,340      3,607
 Non-residential......................        372          536        738
 Consumer.............................      7,472        5,688      4,970
                                         ----------  ----------  ---------
  Total loans originated..............     29,839       29,207     20,927
                                         ----------  ----------  ---------

Loan principal reductions:
 Loan principal repayments............     21,865       18,372     14,698
                                         ----------  ----------  ---------
Net increase in loan portfolio........    $ 7,974      $10,835    $ 6,229
                                         ==========  ==========  =========


     The Bank's loan originations are derived from a number of sources, including existing customers, referrals by real estate agents, depositors and borrowers and advertising, as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. All of the Bank's loan personnel are salaried, and the Bank does not compensate loan personnel on a commission basis for loans originated. Loan applications are accepted at any of the Bank's branches.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the ability of borrowers to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All loans must be reviewed by the Bank's loan committee, which is comprised of the Bank's lending officers and branch managers. Exceptions to the Bank's underwriting standards must be approved by the loan committee. In addition, the full Board of Directors reviews all loans on a monthly basis.

     Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Bank's Board of Directors and licensed or certified (as necessary) by the Commonwealth of Kentucky. In the case of one-to-four family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

     It is the Bank's policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel which provides that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums.

     Applications for real estate loans are underwritten and closed in accordance with the Bank's own lending guidelines, which generally do not conform to FHLMC and FNMA guidelines. Although such loans may not be readily saleable in the secondary market, the Bank's management believes that, if necessary, such loans may be sold to private investors.

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. The federal banking agencies, including the OTS, have adopted regulations that would establish new loan-to-value ratio requirements for specific categories of real estate loans.

     Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank's loans to one borrower were limited to $5.0 million at December 31,1997. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31,1997, the Bank's largest lending relationship was $2.3 million. The loans are to a local real estate developer and his business associate and are primarily for the development of apartments, the purchase of lots for residential construction, and construction of one-to-four residential housing. All loans within this relationship were current and performing in accordance with their terms at December 31,1997.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     One-to-four family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 1997, one-to-four family residential mortgage loans, totaled approximately $83.2 million, or 78.7% of the Bank's loan portfolio. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

     The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 1997, 87.4% of one-to-four family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15 year and 20 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. A borrower may also obtain a loan in which the maximum annual adjustment is 0.5% with a higher initial rate. Prior to August 1, 1997, rate adjustments on the Bank's adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank has changed to a one-year Treasury bill constant maturity, which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. The adjustable rate mortgage loans offered by the Bank also provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. Such initial rates, also referred to as "teaser rates," often reflect a discount from the prevailing rate greater than the 1.0% maximum adjustment allowed each year. As a result, the Bank may not be able to restore the interest rate of a loan with a teaser rate to its otherwise initial loan rate until at least the second adjustment period that occurs at the beginning of the third year of the loan. Further, in a rising interest rate environment, the Bank may not be able to adjust the interest rate of the loan to the prevailing market rate until an even later period because of the combination of the teaser discount and the 1% limitation on annual adjustments.

     The retention of adjustable rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans.
It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank's practice of offering its adjustable rate mortgages with a discount to its initial interest rate that is greater than the annual increase in interest rates allowed under the terms of the loan. Accordingly, there can be no assurance that yields on the Bank's adjustable rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although the 1% limitation on annual decreases in the loans' interest rates tend to offset this effect.

     The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. At December 31, 1997, only $10.5 million, or 9.9%, of the Bank's loan portfolio, consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans.
See "-- Deposit Activity and Other Sources of Funds -- Borrowing."

     Neither the fixed rate or the adjustable rate residential mortgage loans of the Bank are originated in conformity with secondary market guidelines issued by FHLMC or FNMA. As a result, such loans may not be readily saleable in the secondary market to institutional purchasers. However, such loans may still be sold to private investors whose investment strategies do not depend upon loans that satisfy FHLMC or FNMA criteria. Further, given its high liquidity, the Bank does not currently view loan sales as a necessary funding source.

     Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to four- family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank's market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 1997, the Bank's loan portfolio included $5.2 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

     The Bank also makes loans to qualified builders for the construction of one-to-four family residential housing located in established subdivisions in the Bank's market area. Because such homes are intended for resale, such loans are generally not converted to permanent financing at the Bank. All construction loans are secured by a first lien on the property under construction.

     Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages. Such loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make payments of interest only. The permanent loans are typically 25-year adjustable rate loans, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence the month following the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

     Multi-Family Residential and Non-Residential Real Estate Lending. The Bank's multi-family residential loan portfolio consists of adjustable rate loans secured by real estate. At December 31,1997, the Bank had $2.4 million of multi-family residential loans, which amounted to 2.2% of the Bank's loan portfolio at such date. The Bank's non-residential real estate portfolio generally consists of adjustable rate loans secured by first mortgages on residential lots and rental property. In each case, such property is located in the Bank's market area. At December 31,1997, the Bank had approximately $7.6 million of such loans, which comprised 7.2% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans. The Bank currently does not intend to significantly expand multi-family residential or non-residential real estate lending, but may do so if opportunities arise in the future.

     Multi-family residential and non-residential real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for the office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made.

     Consumer and Other Lending. The consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 1997, loans on deposit accounts totaled $3.1 million, or 2.9% of the Bank's loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 95% of the value of the property but require private mortgage insurance on 100% of the value of the property. Following the Conversion, the Bank expects to focus its loan portfolio growth activities in this area. To prepare for such growth activities, the Bank recently employed a new loan officer with 25 years experience in mortgage and consumer lending.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, there were $23,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Bank's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

NONPERFORMING LOANS AND OTHER PROBLEM ASSETS

     The Bank's nonperforming loans totaled 0.16% of total assets at December 31, 1997. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days and collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank's management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value, however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                   At December 31,
                            ------------------------------------------------------------
                                 1997        1996        1995       1994       1993
                              ----------  ----------  ----------  ---------  ---------
                                               (Dollars in thousands)
Accruing loans which are
  contractually past due 90
  days or more:
  Residential real estate....   $140          $266        $133        $20        $80
  Consumer...................     23            --           1         17         --
                              ----------  ----------  ----------  ---------  ---------
    Total....................   $163          $266        $134        $37        $80
                              ----------  ----------  ----------  ---------  ---------

  Total nonperforming
   loans....................    $163          $266        $134        $37        $80
                              ==========  ==========  ==========  =========  =========

Percentage of total loans...    0.16%         0.28%       0.16%      0.05%       0.12%
                              ==========  ==========  ==========  =========  =========

     At December 31,1997, the Bank had no loans accounted for on a nonaccrual basis, no other non-performing assets and $41,700 of real estate owned.

     At December 31,1997, the Bank had no loans outstanding which were classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. Also, the Bank had no impaired loans under SFAS 114/118. As such, the impact of adopting these statements was not significant to the Bank.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan
losses.   If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1997, the Bank had $866,000 in assets classified as special mention, $206,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

     Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for determining the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                      Year Ended December 31,
                                       ------------------------------------------------------
                                           1997       1996      1995      1994      1993
                                         ---------  --------  --------  --------  ---------
Balance at beginning of period........     $217      $  122      $122     $122        $122

Loans charged off:
  Real estate mortgage:
  Residential.........................       --         (5)        --       --          --
                                         ---------  --------  --------  --------  ---------
Total charge-offs.....................       --         (5)        --       --          --
                                         ---------  --------  --------  --------  ---------

Recoveries                                   --          --        --       --          --
                                         ---------  --------  --------  --------  ---------

Net loans charged off.................       --         (5)        --       --          --
                                         ---------  --------  --------  --------  ---------

Provision for loan losses.............       20         100        --       --          --
Balance at end of period..............     $237      $  217      $122     $122        $122
                                         =========  ========  ========  ========  =========

Ratio of net charge-offs to average
 loans outstanding during the period...       0%     0.0053%        0%       0%          0%
                                         =========  ========  ========  ========  =========


          The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                            At December 31,
                                        -----------------------------------------------------------------------------------
                                                  1997                            1996                         1995
                                        --------------------------        -------------------      ------------------------

                                                  Percent of Loans            Percent of Loans            Percent of Loans
                                                  in Each Category            in Each Category            in Each Category
                                        Amount     to Total Loans    Amount    to Total Loans     Amount   to Total Loans
                                       ---------  ----------------  --------- -----------------  -------- -----------------
One-to-four family.........              $186            78.7%         $163          79.6%          $94          81.5%
Construction...............                 6             4.9%           11           5.6%            5           4.7%
Multi-family residential...                12             2.2%            3           1.5%            1           0.6%
Non-residential............                19             7.2%           23           5.6%           14           5.9%
Secured by deposits........                 -             2.9%            -           3.6%            -           3.8%
Other consumer loans.......                14             4.1%           17           4.1%            8           3.5%
                                       ---------      ---------     ---------    -----------     --------     ---------
 Total allowance for
  loan losses..............              $237           100.0%         $217         100.0%         $122         100.0%
                                       =========      =========     =========    ===========     ========     =========


                                                            At December 31,
                                 -----------------------------------------------------------------------
                                               1994                                1993
                                 --------------------------------  -------------------------------------
                                             Percent of Loans in                     Percent of Loans in
                                              Each Category to                        Each Category to
                                  Amount         Total Loans            Amount           Total Loans
                                 ---------   -------------------    --------------   -------------------
                                                        (Dollars in thousands)
One-to-four family..........        $99              82.3%                $94                81.3%
Construction................          6               4.7%                  5                 4.3%
Multi-family residential....          5               4.3%                  3                 2.0%
Non-residential.............          5               2.0%                 15                 6.5%
Secured by deposits.........         --               3.9%                 --                 3.6%
Other consumer loans........          7               2.8%                  5                 2.3%
                                 ----------      ------------         ------------        ------------
 Total allowance for
  loan losses...............       $122             100.0%               $122               100.0%
                                 ==========      ============         ============        ============


INVESTMENT ACTIVITIES

         General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation -- Regulation of the Bank -- Liquidity Requirements."

         The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in Agency Securities and Mortgage-Backed Securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases must be approved by the Bank's President. The Board of Directors reviews all securities transactions on a monthly basis.

         The principal objective of the Bank's investment policy is to earn as high a rate of return as possible, but to consider also financial or credit risk, liquidity risk and interest rate risk.

         The Bank had classified securities with an amortized cost of $21.7 million and an approximate market value of $26.7 million at December 31, 1997 as available for sale. Management of the Bank presently does not intend to sell such securities and, based on the Bank's current liquidity level and the Bank's access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Bank will be placed in a position of having to sell securities with material unrealized losses.

         Securities designated as "held to maturity" are those assets which the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

         Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Of the Bank's $26.4 million mortgage-backed security portfolio at December 31, 1997, approximately $20.8 million were originated through GNMA, approximately $3.6 million were originated through FNMA and approximately $2.0 million were originated through FHLMC. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the Mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.
Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

         The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.



                                                                 At December 31,
                                                ----------------------------------------------------
                                                      1997              1996              1995
                                                ----------------  ----------------  ----------------
                                                                  (In thousands)
Securities available for sale:
 FHLB and FHLMC stock........................        $6,895             $5,110             $4,053
 U. S. government and agency
  securities (1).............................        13,000                 --                 --
 Mortgage-backed securities..................         6,789                 --                 --
 Other.......................................            15                 15                 --
Securities held to maturity:
 U.S. government and agency
  securities (1).............................        31,988             77,962             80,990
 Mortgage-backed securities..................        19,578             17,984             17,563
                                                     ------             ------             ------
  Total investment securities................       $78,265           $101,071           $102,606
                                                    =======           ========           ========

-------------------
(1) Primarily reflects debt securities purchased from the FHLB of Cincinnati.

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at December 31, 1997. At such date, all securities in the Bank's investment portfolio, except for $4.0 million, were callable.




                            One Year or Less       One to Five Years        Total Investment Portfolio
                          ---------------------  ---------------------  ----------------------------------
                            Carrying     Average     Carrying     Average     Carrying    Market   Average
                             Value        Yield       Value        Yield       Value       Value    Yield
                             -----        -----       -----        -----       -----       -----    -----
                                                         (Dollars in thousands)
Securities held to
 maturity (1)............... $5,000        5.60%     $26,988        5.90%     $31,988      $31,839   5.85%
                             ======                  =======                  =======      =======

(1) Excludes mortgage-backed securities. See Note 2 of Notes to Financial Statements.



DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

          GENERAL. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general corporate purposes. The Bank has access to borrow from the FHLB of Cincinnati, and the Bank will continue to have access to FHLB of Cincinnati advances. The Bank may rely upon retail deposits rather than borrowings as its primary source of funding for future asset growth.

          DEPOSITS. The Bank attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from three months to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits.

          The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community. Substantially all of the Bank's depositors are Kentucky residents who reside in the Bank's market area.

          Savings deposits in the Bank at December 31, 1997 were represented by the various types of savings programs described below.


                                                                                            Balance          Percentage
Interest           Minimum                                                Minimum             (In             of Total
  Rate*             Term                        Category                  Amount          thousands)          Deposits
-------    ---------------------    ------------------------------    -------------    --------------     ---------------
  -- %         None                         Non-interest bearing         $  100              $1,963              0.61%
 2.70%*        None                         Demand/NOW accounts           1.500               9,484              2.96
 2.75%         None                         Passbook accounts                10             148,080             46.18
 3.94%*        None                         Money market deposit accounts 2,500              42,064             13.12
                                                                                          -----------       -----------
                                                                                            201,591             62.87
                                                                                          -----------       -----------
                                                      Certificates of Deposit
                                                      -----------------------
 4.14%         3 months or less             Fixed-term, fixed rate          500              25,506              7.95
 5.15%         Over 3 to 12-months          Fixed-term, fixed-rate          500              59,980             18.71
 5.55%         Over 12 to 24-months         Fixed-term, fixed-rate          500              21,539              6.72
 5.53%         Over 24 to 36-months         Fixed-term, fixed-rate          500               9,564              2.98
 5.83%         Over 36 to 48-months         Fixed-term, fixed-rate          500               1,814              0.57
 6.25%         Over 48 to 60-months         Fixed-term, fixed rate          500                 639              0.20
                                                                                          -----------       -----------
                                                                                            119,042              37.13
                                                                                          -----------       -----------
                                                                                           $320,633             100.00%
                                                                                          ===========       ===========

----------------
* Represents weighted average interest rate.

       The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.


                                 Year Ended December 31,
       ----------------------------------------------------------------------------------------------
                  1997                             1996                              1995
       ----------------------------    -----------------------------    -----------------------------
        Interest-bearing    Time         Interest-bearing    Time         Interest-bearing    Time
           demand         deposits           demand         deposits          demand         deposits
          deposits        --------          deposits        --------         deposits        --------
          --------                          --------                         --------
                                               (Dollars in thousands)
Average
 balance.. $71,590        $123,429          $56,437         $133,400          $61,892         $130,460
Average
 rate.....    3.51%           5.52%            3.58%            5.48%            3.32%            5.92%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                  Balance at                   Increase        Balance at                    Increase
                                 December 31,     % of      (Decrease) from   December 31,     % of      (Decrease) from
                                     1997       Deposits   December 31, 1996      1996       Deposits   December 31, 1995
                                 -------------  --------   -----------------  ------------   --------   -----------------
                                                                (Dollars in thousands)
Non-interest bearing....          $ 1,963          0.61%          $179            $1,784        0.97%           $548
Demand and NOW
  accounts..............            9,484          2.96%         1,881             7,603        4.14%            (25)
Money market............           42,064         13.12%         5,124            36,940       20.09%          2,158
Passbook savings........          148,080         46.18%       137,448            10,632        5.78%           (565)
Other time deposits.....          119,042         37.13%        (7,826)          126,868       69.02%        (13,064)
                                ----------      ----------   ----------       -----------   ----------   ------------
                                 $320,633        100.00%      $136,806          $183,827      100.00%       $(10,948)
                                ==========      ==========   ==========       ===========   ==========   ============
      (continued)

                                        Balance at                     Increase         Balance at
                                        December 31,     % of      (Decrease) from      December 31,     % of
                                           1995        Deposits   December 31, 1994        1994        Deposits
                                        -----------    --------   -----------------        ----        --------
                                                             (Dollars in thousands)
Non-interest bearing....                 $1,236          0.63%           $102             $1,134          0.61%
Demand and NOW
  accounts..............                  7,628          3.92%            817              6,811          3.67%
Money market............                 34,782         17.86%        (10,271)            45,053         24.26%
Passbook savings........                 11,197          5.75%           (516)            11,713          6.31%
Other time deposits.....                139,932         71.84%         18,944            120,988         65.15%
                                      ----------      ----------     ----------       -----------      ----------
  Total.................               $194,775        100.00%         $9,076           $185,699        100.00%
                                      ==========      ==========     ==========       ===========      ==========


     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.


                                                   At December 31,
                          -----------------------------------------------------------------
                               1997               1996             1995            1994
                          -----------------  ---------------  --------------  --------------
                                                  (In thousands)
 2.01 -  4.00%.......           $39                 $38                $58           $21,603
 4.01 -  6.00%.......       102,474             103,036             79,288            78,894
 6.01 -  8.00%.......        16,529              23,794             60,586            20,491
                           --------            --------           --------          --------
 Total...............      $119,042            $126,868           $139,932          $120,988
                           ========            ========           ========          ========

      The following table sets forth the amount and maturities of time deposits at December 31, 1997.


                                                                        Amount Due
                                        ----------------------------------------------------------------------------------
                                         Less Than One Year      1-2 Years       2-3 Years    After 3 Years      Total
                                        --------------------  ---------------  -------------  -------------  -------------
                                                                       (In thousands)
2.01 -  4.00%..................            $    39            $     --        $      --       $     --       $     39
4.01 -  6.00%..................             78,875              17,775            4,596          1,228        102,474

6.01 -  8.00%..................              6,571               3,765            4,968          1,225         16,529
                                           --------           --------        ---------       --------       --------
 Total.........................            $85,485            $ 21,540        $   9,564       $  2,453       $119,042
                                           ========           ========        =========       ========       ========

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.


                      Maturity Period
                                                                    Certificates of Deposits
------------------------------------------------------------     ----------------------------
                                                                        (In thousands)
Three months or less........................................               $1,934
Over three through six months...............................                2,025
Over six through 12 months..................................                2,403
Over 12 months..............................................                1,757
                                                                           ------
 Total......................................................               $8,119
                                                                           ======

        Certificates of deposit at December 31, 1997 included approximately $8.1 million of deposits with balances of $100,000 or more, compared to $7.4 million and $12.2 million at December 31, 1996 and 1995, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. The Bank has reduced such time deposits by 33.61% since December 31, 1995. See Note 5 of Notes to Financial Statements.

        The following table sets forth the deposit activities of the Bank for the periods indicated.



                                                                     Year Ended December 31,
                                                ---------------------------------------------------------------
                                                   1997             1996                1995              1994
                                                   ----             ----                ----              ----
                                                                          (In thousands)
Deposits.............................            $430,943         $ 149,771          $140,662           $136,357

Withdrawals..........................            (301,475)         (167,560)         (139,393)          (129,749)
                                                 --------          --------           --------           --------
Net increase (decrease) before
 interest credited...................             129,468           (17,789)            1,269              6,608
Interest credited....................               7,338             6,841             7,807              5,907
                                                 --------          --------           --------           --------
Net increase (decrease) in savings
 Deposits............................            $136,806         $ (10,948)           $9,076            $12,515
                                                 ========          ========           ========           ========

       In the unlikely event the Bank is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank, which is the Company.

       BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 6 of Notes to Financial Statements. Advances from the FHLB of Cincinnati are secured by FHLB investment securities.

SUBSIDIARY ACTIVITIES

       As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and
community development purposes.   Institutions meeting their applicable minimum
regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. The Bank does not have any subsidiaries.

COMPETITION

       The Bank faces significant competition both in originating mortgage and other loans and in attracting deposits. The Bank competes for loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

       The Bank attracts its deposits through its five offices primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local community as well as from credit unions. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

       The Bank is a community and retail-oriented financial institution. Management considers the Bank's branch network and reputation for financial strength and quality customer service as its major competitive advantage in attracting and retaining customers in its market area. A number of the Bank's competitors have been acquired by statewide/nationwide banking organizations, including Bank One, First City Bank (a wholly owned subsidiary of Area Bancshares, Corp.) and NationsBank. While the Bank is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes the Bank benefits by its community orientation and its long-standing relationship with many of its customers.

EMPLOYEES

       As of December 31, 1997, the Company and the Bank had 28 full-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

REGULATION

       The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and the Bank's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.

       As a savings and loan holding company, the Company is registered with the OTS and subject to OTS regulation and supervision under the HOLA. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Commission under the federal securities laws.

       The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Bank and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

REGULATION OF THE BANK

       PROPOSED LEGISLATION.   Legislation currently pending before the United
States Congress, if enacted, would have significant effects on the federal thrift charter and on savings and loan holding companies. Among other things, the proposed legislation would require a federal savings institution to maintain 10 percent of its assets in home mortgages or securities backed by residential mortgages originated by the institution, would cause the future branching rights of federal thrifts to be restricted in the same manner as those of commercial banks, and would make the OTS a division of the Office of the Comptroller of the Currency, the regulator of national banks. In addition, holding companies for savings institutions generally would be treated for regulatory purposes as bank holding companies and subject to the supervision of the Federal Reserve Board (the "FRB"). However, the business activity powers of unitary savings and loan holding companies that, like the Company, were in control of a single savings institution on the date of enactment of the proposed legislation generally would be grandfathered under the current proposal, and such grandfathered holding companies would not become subject to regulation by the FRB for three years after enactment.

       The Company cannot predict whether or in what form the proposed legislation will be enacted. However, based upon the provisions of the currently pending legislation, the management of the Company does not believe that the enactment of such legislation would have a material adverse effect on its financial condition or results of operations.

       BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

       BRANCHING. Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like the Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a "domestic building and loan association" under the Internal Revenue Code. See "-- Qualified Thrift Lender Test." The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution's activities. However, recently proposed federal legislation could, if enacted, restrict the Bank's ability to establish interstate branches other than by merger. See "-- Proposed Legislation."

       REGULATORY CAPITAL. The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system).
See "-- Prompt Corrective Regulatory Action."

       The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits and is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs"), purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At December 31, 1997, the Bank had no such investments.

       The risk-based capital standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" includes core capital plus supplementary capital, provided that the amount of supplementary capital does not exceed the amount of core capital. Supplementary capital includes preferred stock that does not qualify as core capital, nonwithdrawable accounts and pledged deposits to the extent not included in core capital, perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements and a portion of the institution's loan and lease loss allowance.

       The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight, which range from 0% to 100% as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset. Comparable risk weights are assigned to off-balance sheet assets.

       The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

       The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1997.


                                                                          Capital
                                       The Bank's Capital               Requirements               Excess Capital
                                     ---------------------          ---------------------        ---------------------
                                       Amount     Percent            Amount     Percent           Amount     Percent
                                     ----------  ---------          ----------  ---------        ----------  ---------
                                                                   (Dollars in thousands)
Tangible capital..............        $16,613        4.88%            $5,110        1.50%           $11,503        3.38%

Core capital..................        $16,613        4.88%           $10,221        3.00%            $6,392        1.88%

Total risk-based capital......        $16,850       16.50%            $8,172        8.00%            $8,678        8.50%


     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. The federal banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets (`leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of December 31, 1997, the Bank was "well-capitalized" as defined by the regulations.

     FEDERAL DEPOSIT INSURANCE. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations.

     In 1995 and 1996, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund (the "BIF"). In order to recapitalize the SAIF and to address the insurance premium disparity, the Deposit Funds Insurance Act of

1996 (the "1996 Act") authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. In view of the recapitalization of the SAIF, the FDIC set the effective insurance assessment rates payable by SAIF-insured institutions for 1997 at $0 to 0.27% of insured deposits, depending on an individual institution's risk classification. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at the annual rate of approximately .066% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at the annual rate of .013% of insured deposits. After December 31, 1999, BIF and SAIF member institutions will be assessed at the same rate for the FICO obligations.

     The 1996 Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

     QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or (ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments." For purposes of the HOLA's QTL test, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (a) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (b) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (c) loans to small businesses, student loans and credit card loans. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At December 31, 1997, the Bank qualified as a QTL.

     SAFETY AND SOUNDNESS STANDARDS. FDICIA required the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

     In addition, pursuant to FDICIA, the OTS and the federal bank regulatory agencies have proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, would not have a material effect on the operations of the Bank.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. A savings institution that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval.

     The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings institutions. Under the proposed regulations, the approval of the OTS would be required only for capital distributions by an institution that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings institution would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings and loan holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any institution that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An institution's capital rating would be determined under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

     Under OTS regulations, the Bank would not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, under the OTC's prompt corrective action regulations, the Bank would be prohibited from paying dividends if the Bank were classified as "undercapitalized" under such rules. See "-- Prompt Corrective Regulatory Action."

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     TRANSACTIONS WITH AFFILIATES. The Bank is subject to restrictions imposed by Sections 23A and 23B of the Federal Reserve Act on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of the Bank's capital and surplus. These restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that an institution's extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the institution's Board of Directors.

     RESERVE REQUIREMENTS. Pursuant to FRB regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.7 million of transaction accounts, and reserves equal to 3% must be maintained on the next $47.8 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Bank met its reserve requirements.

     LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United Sates government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. The average daily liquidity ratio of the Bank for the month ended December 31, 1997 was 65.36%.

     FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 1997 of $1,725,400. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At December 31, 1997, the Bank had no total advances outstanding from the FHLB.

REGULATION OF THE COMPANY

     The Company is a savings and loan holding company under the HOLA and, as such, is subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution.

     Under the HOLA, a savings and loan holding company is required to obtain the prior approval of the OTS before acquiring another savings institution or savings and loan holding company. A savings and loan holding company may not
(i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC. In addition, while the Bank generally may acquire a savings institution by merger in any state without restriction by state law, the Company could acquire control of an additional savings institution in a state other than Kentucky only if such acquisition is permitted under the laws of the target institution's home state.

     As a unitary savings and loan holding company, the Company generally will not be subject to any restriction as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "-- Regulation and Supervision of the Bank -- Qualified Thrift Lender Test." Legislation currently pending in the United States Congress would, if enacted, restrict the business activities of unitary savings and loan holding companies. See "Regulation of the Bank -- Proposed Legislation."

     Upon any non-supervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.


FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

     The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 2.  PROPERTIES


     The following table sets forth information regarding the Bank's offices at December 31, 1997.

                                                                                                     Approximate
                                                                                                  Square Footage of
                                          Year Opened    Owned or Leased     Book Value (1)            Office
                                         -------------  -----------------  -------------------  ---------------------
                                                                       (In thousands)
MAIN OFFICE:
 2700 Fort Campbell Boulevard
 Hopkinsville, Kentucky 42240.......        1995               Owned              $1,848                16,575

BRANCH OFFICES:
 Downtown Branch Office
  605 South Virginia Street
  Hopkinsville, Kentucky............        1997               Owned              $  176                   756
 Murray Branch Office
  7th and Main Streets
  Murray, Kentucky..................        1969               Owned              $   70                 4,800
 Cadiz Branch Office (2)
  67 Main Street
  Cadiz, Kentucky...................        1974               Leased             $    3                   600
 Elkton Branch Office
  West Main Street
  Elkton, Kentucky..................        1976               Owned              $   52                 3,400
 Real Estate Lot
  Cadiz, Kentucky (2)...............        1996               Owned              $  158                 2,200
                                                                                  ------
                                                                                  $2,307
                                                                                  ======

(1) Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

(2) This branch office will be relocated to a new lot in Cadiz purchased by the Bank. Construction of the new branch office is in progress.



ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1997, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     BRUCE THOMAS.   Mr. Thomas, 60,  has served as President and Chief
Executive Officer of the Bank since 1992. He has been an employee of the Bank since 1962. Mr. Thomas also serves as President and Chief Executive Officer of the Company.

         PEGGY R. NOEL.   Ms. Noel, 59,  has served as Executive Vice President,
Chief Financial Officer and Chief Operations Officer of the Bank since 1990.
She has been an employee of the Bank since 1966. Ms. Noel also serves as Vice President, Chief Financial Officer and Treasurer of the Company.

         BOYD M. CLARK.   Mr. Clark, 52, has served as Senior Vice President --
Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company.

         All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any office and any other person pursuant to which he or she was or is to be selected as an officer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         See "Market and Dividend Information" incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Information and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No.
13) which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations Interest Rate Sensitivity Analysis" in the Company's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Bank's Financial Statements together with the related notes and the report of York, Neel & Co. Hopkinsville, LLP, independent public accountants, all as set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"), and the information included therein under "Proposal I -- Election of Directors" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K. Item 405 of Regulation S-K disclosure is omitted from this Report as the Company will file the Proxy Statement and the Item 405 disclosure therein under "Section 16(a) Beneficial Ownership Reporting Compliance" which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement, and the information included therein under "Proposal I -- Election of Directors" which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, and the information included therein under "Voting Securities and Principal Holders Thereof" and "Proposal I Election of Directors" which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, and the information included therein under "Proposal I -- Election of Directors" which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

         1.  Independent Auditor's Report.

         2.  Statements of Financial Condition - December 31, 1997 and 1996.

         3. Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

         4. Statements of Equity for the Years Ended December 31, 1997, 1996 and 1995.

         5. Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

         6.  Notes to Financial Statements.


     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

          Exhibit No. 2.  Plan of Conversion of Hopkinsville Federal Savings
                          --------------------------------------------------
          Bank.  Incorporated herein by reference to Exhibit No. 2 to
          ----
          Registrant's Registration Statement on Form S-1 (File No. 333-30215).


          Exhibit No. 3.1.  Certificate of Incorporation.  Incorporated herein
                            ----------------------------
          by reference to Exhibit No. 3.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).


          Exhibit No. 3.2.  Bylaws.  Incorporated herein by reference to Exhibit
                            ------
          No. 3.2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).


          Exhibit No. 10.1.  Employment Agreements by and between Hopkinsville
                             -------------------------------------------------
          Federal Savings Bank and Bruce Thomas, Peggy Noel and Boyd Clark.
          ----------------------------------------------------------------
          Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).


          Exhibit No. 10.2.  Employment Agreements by and between HopFed
                             -------------------------------------------
          Bancorp, Inc. and Bruce Thomas, Peggy Noel and Boyd Clark.
          ---------------------------------------------------------
          Incorporated herein by reference to Exhibit No. 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).


          Exhibit No. 13. Annual Report to Stockholders
                          -----------------------------

          Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1997, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.


          Exhibit No. 21.  Subsidiaries of the Registrant.
                           ------------------------------


          Exhibit No. 27.  Financial Data Schedule (SEC use only)
                           -----------------------


     (b)  Not applicable.


     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d)  None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                    HOPFED BANCORP, INC.
                                       (Registrant)



Date:  April 15, 1998               By:  /s/ Bruce Thomas
                                         ----------------
                                         Bruce Thomas
                                         President and
                                         Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:  SIGNATURE AND TITLE:


/s/ Bruce Thomas                                        April 15, 1998
----------------
Bruce Thomas
Director, President and Chief Executive Officer
(Principal Executive Officer)



/s/ Peggy R. Noel                                       April 15, 1998
-----------------
Peggy R. Noel
Director, Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)



/s/ WD Kelley                                           April 15, 1998
-------------
WD Kelley
Chairman of the Board



/s/ Boyd M. Clark                                       April 15, 1998
-----------------
Boyd M. Clark
Director, Vice President and Secretary



/s/ Clifton H. Cochran                                  April 15, 1998
----------------------
Clifton H. Cochran
Director



/s/ Walton G. Ezell                                     April 15, 1998
-------------------
Walton G. Ezell
Director

/s/ John Noble Hall, Jr.                                April 15, 1998
------------------------
John Noble Hall, Jr.
Director



/s/ Chester K. Wood                                     April 15, 1998
-------------------
Chester K. Wood
Director