Form 10-Q
period 1998-03-31
HOPFED BANCORP INC
filed 1998-05-15
CIK 1041550

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     ------------------------------------

                                   FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-23667
                        -----------------


                             HOPFED BANCORP, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                           61-1322555
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky                42240
----------------------------------------------------             ------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (502) 885-1171
                                                     --------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes    x    No
                                                   ------     ------

  As of March 31, 1998, 4,033,625 shares of Common Stock were issued and outstanding.

                                 CONTENTS

                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
          March 31, 1998 and December 31, 1997.......................   1

         Consolidated Statements of Income for the Three-Month
          Periods Ended March 31, 1998 and March 31, 1997............   2

         Consolidated Statements of Cash Flows for the Three-Month
          Periods Ended March 31, 1998 and March 31, 1997............   3

         Notes to Unaudited Condensed Financial Statements...........   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................   6

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.................................................  10

SIGNATURES...........................................................  11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             HOPFED BANCORP, INC.
                Consolidated Statements of Financial Condition

                                                               March 31,         December 31,
                       ASSETS                                    1998               1997
                                                                 ----               ----
                                                              (Unaudited)
                                                                     (In thousands)
Cash and due from banks....................................    $  1,349            $  1,264
Time deposits..............................................       2,000               2,000
Interest-bearing deposits in Federal
  Home Loan Bank ("FHLB")..................................       1,459               3,945
Federal funds sold.........................................      32,930             151,095
Investment securities available for sale...................      37,931              26,699
Investment securities held to maturity
   (Estimated market values of $38,185 and
   $51,964 at March 31, 1998 and
   December 31, 1997, respectively)........................      37,822              51,566
Loans receivable, net......................................     104,659             103,470
Accrued interest receivable................................         697               1,184
Premises and equipment, net................................       2,454               2,333
Other assets...............................................         109                 439
                                                               --------            --------

          Total assets.....................................    $221,410            $343,995
                                                               ========            ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................    $160,378            $320,633
  Federal income taxes.....................................       2,682               2,324
  Advance payments from borrowers for taxes and insurance..         272                 171
  Other liabilities........................................         552                 931
                                                               --------            --------
          Total liabilities................................     163,884             324,059
                                                               --------            --------

Shareholders' Equity:
 Common stock..............................................          40                   -
  Additional paid in capital...............................      39,375                   -
  Retained earnings, substantially restricted..............      17,582              16,613
  Less deferred compensation -- ESOP.......................      (3,227)                  -
  Net unrealized appreciation on investment
    securities available for sale..........................       3,756               3,323
                                                               --------            --------
          Total shareholders' equity.......................      57,526              19,936
                                                               --------            --------

             Total liabilities and shareholders' equity....    $221,410            $343,995
                                                               ========            ========


      See accompanying Notes to Unaudited Condensed Financial Statements.

                             HOPFED BANCORP, INC.
                       Consolidated Statements of Income
                                  (Unaudited)


                                                         For the Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        1998            1997
                                                     ----------      ----------
                                                       (Dollars in thousands,
                                                       except per share data)
Interest income:
  Interest on loans.......................               $2,042          $1,802
  Interest and dividends on investments...                1,097           1,326
  Time deposit interest income............                1,177             143
                                                         ------          ------
  Total interest income...................                4,316           3,271
                                                         ------          ------

Interest expense:
  Interest on deposits....................                2,409           2,231
  Other borrowed funds....................                    -               9
                                                         ------          ------
   Total interest expense.................                2,409           2,240
                                                         ------          ------

Net interest income.......................                1,907           1,031
Provision for loan losses.................                    5               -
                                                         ------          ------
Net interest income after provision
  for loan losses.........................                1,902           1,031
                                                         ------          ------

Other income:
  Loan and other service fees.............                  117             103
  Other, net..............................                   18              21
                                                         ------          ------
   Total other income.....................                  135             124
                                                         ------          ------

Net expenses:
  Salaries and benefits...................                  351             373
  Federal insurance premium...............                   28              50
  Occupancy expense, net..................                   40              50
  Data processing.........................                   28              25
  Other operating expenses................                  131             118
                                                         ------          ------
   Total other expenses...................                  578             616
                                                         ------          ------

Income before income taxes................                1,459             539
Income tax expense........................                  491             181
                                                         ------          ------
Net income................................               $  968          $  358
                                                         ======          ======

Weighted average number of shares
  outstanding.............................            4,033,625             N/A

Basic net income per share................                 $.26             N/A
Diluted net income per share..............                 $.24             N/A
Dividends per share.......................                 $ --             N/A


      See accompanying Notes to Unaudited Condensed Financial Statements.

                             HOPFED BANCORP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                         For the Three Months
                                                            Ended March 31,
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------
                                                             (In thousands)


Cash flows from operating activities:
  Net income........................................   $     968     $     358
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income taxes..........................           8            10
     Provision for loan losses......................           5             -
     Provision for depreciation.....................          23            25
     FHLB stock dividend............................         (31)          (28)
     Accretion of investment security discounts.....         (11)           (2)
  (Increase) decrease in:
     Accrued interest receivable....................         487           195
     Other assets...................................         330            33
  Increase (decrease) in:...........................
     Current income taxes payable...................         127             -
     Accrued expenses and other liabilities.........        (379)          284
                                                        --------      --------

     Net cash provided by operating activities......       1,527           875
                                                        --------      --------

Cash flows from investing activities:
     Net increase in time deposits..................           -        (7,000)
     Net decrease in interest earning deposits
          in FHLB...................................       2,486             -
     Net (increase) decrease in federal funds sold..     118,165        (8,306)
     Proceeds from maturities of
      held-to-maturity securities...................      13,745        21,499
     Purchases of held-to-maturity securities.......           -        (3,220)
     Proceeds from sale of available-for-sale
      securities....................................         408             -
     Purchases of available for sale securities.....     (10,942)       (2,057)
     Net increase in loans..........................      (1,194)          (23)
     Purchases of premises/equipment................        (144)            -
                                                        --------      --------

     Net cash provided by investing activities......     122,524           893
                                                        --------      --------

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts...........   (149,252)    2,397
     Net decrease in time deposits.................    (11,003)   (3,063)
     Increase in advance payments by
       borrowers for taxes and insurance...........        101        35
     Net decrease in other borrowed funds..........          -    (1,317)
     Net proceeds from issuance of stock...........     36,188         -
                                                     ---------   -------

     Net cash used in financing activities.........   (123,966)   (1,948)
                                                     ---------   -------

Increase (decrease) in cash and cash equivalents...         85      (180)
Cash and cash equivalents, beginning of period.....      1,264     1,452
                                                     ---------   -------
Cash and cash equivalents, end of period...........  $   1,349   $ 1,272
                                                     =========   =======

Supplemental disclosures of cash flow information..
     Cash paid for income taxes....................  $     360   $    --
                                                     =========   =======
     Cash paid for interest........................  $   2,905   $ 2,301
                                                     =========   =======



      See accompanying Notes to Unaudited Condensed Financial Statements.

     NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     HopFed Bancorp, Inc. (the "Company") was formed at the direction of Hopkinsville Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company's primary assets are the outstanding capital stock of the converted Bank, a portion of the net proceeds of the conversion, and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and its sole business is that of the converted Bank.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1998 and December 31, 1997

    Total assets decreased by $122.6 million, from $344.0 million at December 31, 1997 to $221.4 million at March 31, 1998. Federal funds sold decreased from $151.1 million at December 31, 1997, to $32.9 million at March 31, 1998, primarily due to funds returned in connection with the conversion. Securities held to maturity declined $13.7 million due to various issues maturing. A portion of such funds was reinvested in securities available for sale, which increased $11.2 million.

    The Bank continued to price its deposits less aggressively in an effort to reduce its overall cost of funds. At March 31, 1998 deposits decreased to $160.4 million from $320.6 million at December 31, 1997, a net decrease of $160.2 million, primarily as a result of completion of the conversion process and the refunding of excess subscriptions. The Bank's average cost of deposits for the three months ended March 31, 1998 was 4.04%, compared to 4.79% for the year ended December 31, 1997. Management continually evaluates the investment alternatives available to the Bank's customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

    The Bank's loan portfolio increased by $1.2 million during the three months ended March 31, 1998. Net loans totaled $104.7 million and $103.5 million at March 31, 1998 and December 31, 1997, respectively. The increase in the loan activity during the three months ended March 31, 1998 was due to the Bank's efforts to increase its loan originations using funds currently held in investment securities. For the three months ended March 31, 1998, the Bank's average yield on loans was 7.85%, compared to 7.67% for the year ended December 31, 1997.

    At March 31, 1998, the Bank's investments classified as "held to maturity" were carried at amortized cost of $37.8 million and had an estimated fair market value of $38.2 million, and its securities classified as "available for sale" had an estimated fair market value of $37.9 million, including Federal Home Loan Mortgage Corporation stock with an estimated fair market value of $5.8 million.

    The allowance for loan losses totaled $242,000 at March 31, 1998, an increase of $5,000 from the allowance of $237,000 at December 31, 1997. The ratio of the allowance for loan losses to loans was 0.23% at each of March 31, 1998 and December 31, 1997. Also at March 31, 1998, the Bank's non-performing loans were $299,000, or 0.29% of total loans, compared to $163,000, or 0.16% of total loans, at December 31, 1997, and the Bank's ratio of allowance for loan losses to non-performing loans at March 31, 1998 and December 31, 1997 was 80.94% and 145.50%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Bank has had minimal losses on loans in prior years.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

    Net Income. Net income for the three months ended March 31, 1998 was $968,000, compared to net income of $358,000 for the three months ended March 31, 1997. The increase in net earnings for the three months resulted primarily from net earnings on subscription funds and earnings on equity capital received in the conversion.

    Net Interest Income. Net interest income for the three months ended March 31, 1998 was $1.9 million, compared to $1.0 million for the three months ended March 31, 1997. The increase in net interest income for the three months ended March 31, 1998 was primarily due to net earnings on subscription funds and earnings on equity capital received in the conversion. For the three months ended March 31, 1998, the Bank's average yield on total interest-earning assets was 6.22%, compared to 6.59% for the three months ended March 31, 1997, and its average cost of interest-bearing liabilities was 4.04% for the three months ended March 31, 1998, compared to 4.92% for the three months ended March 31, 1997. As a result, the Bank's interest rate spread for the three months ended March 31, 1998 was 2.18%, compared to 1.67% for the three months ended March 31, 1997, and its net yield on interest-earning assets was 2.75% for the three months ended March 31, 1998, compared to 2.07% for the three months ended March 31, 1997.

    Interest Income. Interest income increased by $1.05 million, from $3.27 million to $4.32 million, or by 32.0%, during the three months ended March 31, 1998 compared to the same period in 1997. This increase resulted from investment of subscription funds and equity capital received in the conversion, as well as the continued strategic shift from investment securities to higher-yielding loans. The average balance of securities held to maturity declined $42.1 million, from $86.8 million at March 31, 1997 to $44.7 million at March 31, 1998. In addition, average time deposits and other interest-earning cash deposits increased $86.5 million, from $10.2 million at March 31, 1997 to $96.7 million at March 31, 1998. Overall, average total interest-earning assets increased $79.8 million, or 39.9%, from March 31, 1997 to March 31, 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.02% for the three months ended March 31, 1997 to 116.44% for the three months ended March 31, 1998.

    Interest Expense. Interest expense increased $168,000, or 7.5%, to $2.4 million for the three months ended March 31, 1998, compared to $2.2 million for the same period in 1997. The increase was primarily attributable to the interest of approximately $400,000 which was paid on subscriptions for common stock in conversion. The average cost of average interest-bearing deposits declined from 4.92% at March 31, 1997 to 4.04% at March 31, 1998. Over the same period, the average balance of deposits increased $57.1 million, from $181.5 million at March 31, 1997 to $238.6 million at March 31, 1998, or 31.46%.

    Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $5,000 provision for loan loss was required for the three months ended March 31, 1998.

    Non-Interest Expense. There was a $38,000 decline in total non-interest expense in the three months ended March 31, 1998 compared to the same period in 1997.

    Income Taxes. The Bank's effective tax rate for the three months ended March 31, 1998 was 33.7%, compared to 33.6% for the same period in 1997. The increase in income tax expense of $310,000 in the three month period compared to the same period in 1997 was primarily due to a significant increase in income.

    Liquidity and Capital Resources. The Company has no business other than that of the Bank and investing the net conversion proceeds retained by it. Management believes that the net conversion proceeds retained by the Company (approximately $16.7 million at March 31, 1998), earnings on such proceeds and principal and interest payments on the ESOP loan, together with dividends that may be paid by the Bank to the Company, will provide sufficient funds for its initial operations and liquidity needs . However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

    The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

    The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At March 31, 1998, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

    The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At March 31, 1998, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at March 31, 1998 and December 31, 1997.

                              At March 31, 1998   At December 31, 1997
                              -----------------   --------------------


                              Amount    Percent     Amount   Percent
                              ------    -------     ------   -------
                                      (Dollars in thousands)

Tangible Capital....          $33,949     15.6%    $16,613      4.9%
Core Capital........           33,949     15.6      16,613      4.9
Risk-Based Capital..           34,191     44.3      16,850     16.5


  At March 31, 1998, the Bank had outstanding commitments to originate loans totaling $2.32 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 1998 totaled $74.4 million. Management believes that a significant percentage of such deposits will remain with the Bank.

Forward-Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

  The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the three months ended March 31, 1998.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOPFED BANCORP, INC.


Date:  May 15, 1998                /s/ Bruce Thomas
                                   ---------------------------------------------
                                       Bruce Thomas
                                       President and Chief Executive Officer



Date:  May 15, 1998                /s/ Peggy R. Noel
                                   ---------------------------------------------
                                       Peggy R. Noel
                                       Executive Vice President, Chief Financial
                                       Officer and Chief Operations Officer