Form 10-Q
period 1998-06-30
HOPFED BANCORP INC
filed 1998-08-13
CIK 1041550

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998


                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-23667
                       ---------------

                             HOPFED BANCORP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             61-1322555
-------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky               42240
----------------------------------------------------             ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (502) 885-1171
                                                    ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                                 ---   ---
     As of June 30, 1998, 4,033,625 shares of Common Stock were issued and outstanding.

                                   CONTENTS


                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 1998
                and December 31, 1997.............................................................      1

         Consolidated Statements of Income for the Three-Month and Six-Month
                Periods Ended June 30, 1998 and 1997..............................................      2

         Consolidated Statements of Comprehensive Income for the Three-Month
                and Six-Month Periods Ended June 30, 1998 and 1997................................      3

         Consolidated Statements of Cash Flows for the Six-Month
                Periods Ended June 30, 1998 and 1997..............................................      4

         Notes to Unaudited Condensed Financial Statements........................................      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................................      6

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..............................................................................     10

PART II.  OTHER INFORMATION
          -----------------
Item 4.  Submission of Matters to a Vote of Security Holders......................................     11

SIGNATURES........................................................................................     12

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                         HOPFED BANCORP, INC. AND SUBSIDIARY
                                   Consolidated Statements of Financial Condition

                                                                           June 30,                December 31,
                             ASSETS                                          1998                      1997
                                                                             ----                      ----
                                                                          (Unaudited)
                                                                                    (In thousands)
Cash and due from banks..........................................            $   1,433              $   1,264
Time deposits....................................................                2,000                  2,000
Interest-bearing deposits in Federal
 Home Loan Bank ("FHLB").........................................                   22                  3,945
Federal funds sold...............................................               20,975                151,095
Investment securities available for sale.........................               49,414                 26,699
Investment securities held to maturity
  (Estimated market values of $35,623 and
  $51,964 at June 30, 1998 and
  December 31, 1997, respectively)...............................               35,268                 51,566
Loans receivable, net............................................              104,863                103,470
Accrued interest receivable......................................                1,241                  1,184
Premises and equipment, net......................................                2,485                  2,333
Other assets.....................................................                  136                    439
                                                                             ---------              ---------

         Total assets............................................            $ 217,837              $ 343,995
                                                                             =========              =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits........................................................            $ 156,546              $ 320,633
 Federal income taxes............................................                2,383                  2,324
 Advance payments from borrowers for taxes and insurance.........                  330                    171
 Other liabilities...............................................                  257                    931
                                                                             ---------              ---------
         Total liabilities.......................................            $ 159,516              $ 324,059
                                                                             =========              =========

Shareholders' Equity:
 Common stock....................................................                   40                     --
 Additional paid in capital......................................               39,375                     --
 Retained earnings, substantially restricted.....................               18,376                 16,613
 Less deferred compensation - ESOP...............................               (3,227)                    --
 Net unrealized appreciation on investment
  securities available for sale..................................                3,757                  3,323
                                                                             ---------              ---------
         Total shareholders' equity..............................               58,321                 19,936
                                                                             ---------              ---------

           Total liabilities and shareholders' equity............            $ 217,837              $ 343,995
                                                                             =========              =========

      See accompanying Notes to Unaudited Condensed Financial Statements.

                      HOPFED BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                              For the Three Months                     For the Six Months
                                                                 Ended June 30,                          Ended June 30,
                                                     -------------------------------------     -----------------------------------
                                                           1998                 1997                1998               1997
                                                     -----------------    ----------------     ---------------    ----------------
                                                                    (Dollars in thousands, except per share data)
Interest income:
     Interest on loans .....................          $          2,050     $         1,899      $        4,092     $         3,701
     Interest and dividends on investments .                     1,119               1,314               2,217               2,640
     Time deposit interest income ..........                       423                 158               1,600                 302
                                                     -----------------    ----------------     ---------------    ----------------
  Total interest income ....................                     3,592               3,371               7,909               6,643
                                                     =================    ================     ===============    ================

Interest expense:
     Interest on deposits ..................                     1,883               2,185               4,292               4,417
     Other borrowed funds ..................                        --                  --                  --                   9
                                                     -----------------    ----------------     ---------------    ----------------
     Total interest expense ................                     1,883               2,185               4,292               4,426
                                                     -----------------    ----------------     ---------------    ----------------

Net interest income ........................                     1,709               1,186               3,617               2,217
Provision for loan losses ..................                         5                  10                  10                  10
                                                     -----------------    ----------------     ---------------    ----------------
Net interest income after provision
     for loan losses .......................                     1,704               1,176               3,607               2,207
                                                     -----------------    ----------------     ---------------    ----------------
Other income:
     Loan and other service fees ...........                       129                 128                 243                 231
     Other, net ............................                        17                  18                  38                  39
                                                     -----------------    ----------------     ---------------    ----------------
     Total other income ....................                       146                 146                 281                 270
                                                     -----------------    ----------------     ---------------    ----------------
Net expenses:
     Salaries and benefits .................                       355                 349                 706                 722
     Federal insurance premium .............                        49                  13                  78                  63
     Occupancy expense, net ................                        47                  49                  87                  99
     Data processing .......................                        27                  25                  55                  50
     Other operating expenses ..............                       144                 111                 274                 229
                                                     -----------------    ----------------     ---------------    ----------------
     Total other expenses ..................                       622                 547               1,200               1,163
                                                     -----------------    ----------------     ---------------    ----------------

Income before income taxes .................                     1,228                 775               2,688               1,314
Income tax expense .........................                       434                 264                 925                 444
                                                     -----------------    ----------------     ---------------    ----------------
Net income .................................          $            794     $           511      $        1,763    $            870
                                                     =================    ================     ===============    ================

Earnings (Loss) per share:
     Basic .................................          $           0.21                 N/A      $         0.48                 N/A
     Fully diluted .........................          $           0.21                 N/A      $         0.48                 N/A

Weighted Average:
     Common shares .........................                 4,033,625                 N/A           4,033,625                 N/A
     Less: unallocated ESOP shares .........                   322,690                 N/A             322,690                 N/A
                                                     -----------------                         ---------------
                                                      $      3,710,935                          $    3,710,935
                                                     =================                         ===============

      See accompanying Notes to Unaudited Condensed Financial Statements.

                      HOPFED BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                      For the Three Months             For the Six Months
                                                          Ended June 30                   Ended June 30
                                                   ----------------------------     --------------------------
                                                      1998            1997             1998           1997
                                                   ------------    ------------     -----------    -----------
                                                                         (In thousands)
Net Income                                         $       794     $       511      $    1,763     $      870

Other comprehensive income, net of tax
   Unrealized holding gains arising during period            0             600             434            571

   Less: reclassification adjustment for gains
         included in net income                              0               0               0              0
                                                       --------        --------        --------       --------

Comprehensive income                               $       794     $     1,111      $    2,197     $    1,441
                                                       ========        ========        ========       ========

       See Accompanying Notes to Unaudited Condensed Financial Statements.

                      HOPFED BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                     1998             1997
                                                                  ------------     ------------
                                                                         (In thousands)
Cash flows from operating activities:
     Net income ............................................        $   1,763         $     870
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Deferred income taxes .................................                6               (20)
     Provision for loan losses .............................               10                10
     Provision for depreciation ............................               46                50
     FHLB stock dividend ...................................              (63)              (57)
     Accretion of investment security discounts ............              (11)              (14)
(Increase) decrease in:
     Accrued interest receivable ...........................              (57)               46
     Other assets ..........................................              303                18
Increase (decrease) in:
     Current income taxes payable ..........................             (183)               --
     Accrued expenses and other liabilities ................             (674)             (.21)
                                                                    ---------         ---------

     Net cash provided by operating activities .............            1,140               882
                                                                    ---------         ---------

Cash flows from investing activities:
     Net (increase) decrease in interest earning deposits
       in FHLB .............................................            3,923                (3)
     Net (increase) decrease in federal funds sold .........          130,120           (10,646)
     Proceeds from maturities of held-to-maturity securities           16,309            22,307
     Purchases of held-to-maturity securities ..............               --            (5,933)
     Proceeds from sale of available-for-sale securities ...            4,943                --
     Purchases of available-for-sale securities ............          (26,926)               --
     Proceeds from sale of equipment .......................                7                --
     Net increase in loans .................................           (1,403)           (2,951)
     Purchases of premises/equipment .......................             (205)             (105)
                                                                    ---------         ---------

     Net cash provided by investing activities .............          126,768             2,669
                                                                    ---------         ---------

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts ...................         (148,687)              301
     Net decrease in time deposits .........................          (15,399)           (2,687)
     Increase in advance payments by
       borrowers for taxes and insurance ...................              159               106
     Net decrease in other borrowed funds ..................               --            (1,317)
     Net proceeds from issuance of stock ...................           36,188                --
                                                                    ---------         ---------

     Net cash used in financing activities .................         (127,739)           (3,597)
                                                                    ---------         ---------

Increase (decrease) in cash and cash equivalents ...........              169               (46)
Cash and cash equivalents, beginning of period .............            1,264             1,452
                                                                    ---------         ---------
Cash and cash equivalents, end of period ...................        $   1,433         $   1,406
                                                                    =========         =========

Supplemental disclosures of cash flow information
     Cash paid for income taxes ............................        $     910         $     220
                                                                    =========         =========
     Cash paid for interest ................................        $   4,789         $   4,689
                                                                    =========         =========

      See Accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         HopFed Bancorp, Inc. (the "Company") was formed at the direction of Hopkinsville Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company's primary assets are the outstanding capital stock of the converted Bank, a portion of the net proceeds of the conversion, and a note receivable from the Company's Employee Stock Ownership Plan, and its sole business is that of the converted Bank and the investment of funds held by it.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 1998, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

         The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 1997 Consolidated Financial Statements.

2.       EARNINGS AND DIVIDENDS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement established standards for computing and presenting earnings per share ("EPS"). This Statement simplified the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and made them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement and disclosure of a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the three months and six months ended June 30, 1998 the Company's weighted average common shares are the same for the basic and diluted EPS computations.

 3.      REPORTING COMPREHENSIVE INCOME

         The Company has adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         The Company holds securities classified as available-for-sale, which have unrealized gains. The before tax and after tax amounts, as well as the tax (expense) benefit is summarized below.


                                                                          Tax (Expense)/
                                                        Before Tax            Benefit           After Tax
                                                      --------------    ------------------    -------------
For the  three  months  ended  June  30, 1998:
     Unrealized holding gains                                 0                  0                  0
For the  three  months  ended  June  30, 1997:
     Unrealized holding gains                               909               (309)               600
For the six months ended June 30, 1998:
     Unrealized holding gains                               670               (236)               434
For the six months ended June 30, 1997:
     Unrealized holding gains                               865               (294)               571

4.       PENDING ACCOUNTING PRONOUNCEMENTS

         The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." The Statement requires derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair values be recognized currently in earnings unless specific hedge accounting criteria are met. This Statement is effective for fiscal years beginning after June 15, 1999 (prospectively) and is not expected to have a material effect on the Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

         Total assets decreased by $126.2 million, from $344.0 million at December 31, 1997 to $217.8 million at June 30, 1998. Federal funds sold decreased from $151.1 million at December 31, 1997, to $21.0 million at June 30, 1998, primarily due to funds returned in connection with the conversion. Securities held to maturity declined $16.3 million due to various issues maturing. These funds were reinvested in securities available for sale, which increased $22.7 million.

         The Bank continued to price its deposits less aggressively in an effort to reduce its overall cost of funds. At June 30, 1998, deposits decreased to $156.5 million from $320.6 million at December 31, 1997, a net decrease of $164.1 million, primarily as a result of completion of the conversion process and the refunding of excess subscriptions. The Bank's average cost of deposits for the three and six months ended June 30, 1998 was 4.81% and 4.08%, respectively, compared to 4.79% for the year ended December 31, 1997. Management continually evaluates the investment alternatives available to the Bank's customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

         The Bank's loan portfolio increased by $200,000 and $1.4 million during the three and six months ended June 30, 1998, respectively. Net loans totaled $104.9 million and $103.5 million at June 30, 1998 and December 31, 1997, respectively. The increase in the loan activity during the three and six months ended June 30, 1998 was primarily due to the Bank's continued efforts to increase its loan originations using funds currently held in investment securities. For the three and six months ended June 30, 1998, the Bank's average yield on loans was 7.83% and 7.85%, respectively, compared to 7.67% for the year ended December 31, 1997.

         At June 30, 1998, the Bank's investments classified as "held to maturity" were carried at amortized cost of $35.3 million and had an estimated fair market value of $35.6 million, and its securities classified as "available for sale" had an estimated fair market value of $49.4 million, including Federal Home Loan Mortgage Corporation stock with an estimated fair market value of $5.7 million.

         The allowance for loan losses totaled $248,000 at June 30, 1998, an increase of $11,000 from the allowance of $237,000 at December 31, 1997. The ratio of the allowance for loan losses to loans was .24% and 0.23% at June 30, 1998 and December 31, 1997, respectively. Also at June 30, 1998, the Bank's non-performing loans were $229,000, or .22% of total loans, compared to $163,000, or .16% of total loans, at December 31, 1997, and the Bank's ratio of allowance for loan losses to non-performing loans at June 30, 1998 and December 31, 1997 was 108.10% and 145.50%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Bank has had minimal losses on loans in prior years.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

         Net Income. Net income for the six months ended June 30, 1998 was $1.8 million, compared to net income of $870,000 for the six months ended June 30, 1997. The increase in net earnings for the six months resulted primarily from net earnings on subscription funds and earnings on equity capital received in the conversion.

         Net Interest Income. Net interest income for the six months ended June 30, 1998 was $3.6 million, compared to $2.2 million for the six months ended June 30, 1997. The increase in net interest income for the six months ended June 30, 1998 was primarily due to net earnings on subscription funds and earnings on equity capital received in the conversion. For the six months ended June 30, 1998, the Bank's average yield on total interest-earning assets was 6.14%, compared to 6.71% for the six months ended June 30, 1997, and its average cost of interest-bearing liabilities was 4.08% for the six months ended June 30, 1998, compared to 4.89% for the six months ended June 30, 1997. As a result, the Bank's interest rate spread for the six months ended June 30, 1998 was 2.06% compared to 1.82% for the six months ended June 30, 1997, and its net yield on interest-earning assets was 2.79% for the six months ended June 30, 1998, compared to 2.24% for the six months ended June 30, 1997.

         Interest Income. Interest income increased by $1.3 million, from $6.6 million to $7.9 million, or by 19.13%, during the six months ended June 30, 1998 compared to the same period in 1997. This increase resulted from investment of subscription funds and equity capital received in the conversion, as well as the continued strategic shift from investment securities to higher-yielding loans. The average balance of securities held to maturity declined $42.8 million, from $84.4 million at June 30, 1997 to $41.6 million at June 30, 1998. Overall, average total interest-earning assets increased $57.9 million, or 29.22%, from June 30, 1997 to June 30, 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.35% for the six months ended June 30, 1997 to 121.64% for the six months ended June 30, 1998.

         Interest Expense. Interest expense decreased $134,000, or 3.03%, to $4.3 million for the six months ended June 30, 1998, compared to $4.4 million for the same period in 1997. The decrease was attributable to the combined effect of a lower cost of funds and a decline in interest-bearing liabilities. The average cost of interest-bearing deposits declined from 4.89% at June 30, 1997 to 4.08% at June 30, 1998. Over the same period, the balance of deposits decreased $25.3 million, from $179.6 million at June 30, 1997 to $154.3 million at June 30, 1998, or 14.09%.

         Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $10,100 provision for loan loss was required for the six months ended June 30, 1998, compared to an additional $10,000 provision for the six months ended June 30, 1997.

         Non-Interest Expense. There was a $37,000 increase in total non-interest expense in the six months ended June 30, 1998 compared to the same period in 1997.

         Income Taxes. The Bank's effective tax rate for the six months ended June 30, 1998 was 34.4%, compared to 33.8% for the same period in 1997. The increase in income tax expense of $481,000 in the six month period compared to the same period in 1997 was primarily due to a significant increase in income.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

         Net Income. Net income for the three months ended June 30, 1998 was $794,000, compared to net income of $511,000 for the three months ended June 30, 1997. The increase in net earnings for the three months resulted primarily from lower cost of funds and earnings on equity capital received in the conversion.

         Net Interest Income. Net interest income for the three months ended June 30, 1998 was $1.7 million, compared to $1.2 million for the three months ended June 30, 1997. The increase in net interest income for the three months ended June 30, 1998 was primarily due to lower cost of funds and earnings on equity capital received in the conversion. For the three months ended June 30, 1998, the Bank's average yield on total interest-earning assets was 6.69%, compared to 6.82% for the three months ended June 30, 1997, and its average cost of interest-bearing liabilities was 4.81% for the three months ended June 30, 1998, compared to 4.85% for the three months ended June 30, 1997. As a result, the Bank's interest rate spread for the three months ended June 30, 1998 was 1.88%, compared to 1.97% for the three months ended June 30, 1997, and its net yield on interest-earning assets was 3.19% for the three months ended June 30, 1998, compared to 2.40% for the three months ended June 30, 1997.

         Interest Income. Interest income increased by $200,000, from $3.4 million to $3.6 million, or by 6.57%, during the three months ended June 30, 1998 compared to the same period in 1997. This increase resulted from investment of equity capital received in the conversion, as well as the continued strategic shift from investment securities to higher-yielding loans. The average balance of securities held to maturity declined $42.1 million, from $78.6 million at June 30, 1997 to $36.5 million at June 30, 1998. In addition, average time deposits and other interest-earning cash deposits increased $14.2 million, from $15.5 million at June 30, 1997 to $29.7 million at June 30, 1998. Overall, average total interest-earning assets increased $16.9 million, or 8.60%, from June 30, 1997 to June 30, 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.65% for the three months ended June 30, 1997 to 137.25% for the three months ended June 30, 1998.

         Interest Expense. Interest expense decreased $302,000, or 13.82%, to $1.9 million for the three months ended June 30, 1998, compared to $2.2 million for the same period in 1997. The decrease was primarily attributable to the decline in average balances of deposits. The average cost of interest-bearing deposits declined from 4.85% at June 30, 1997 to 4.81% at June 30, 1998. Over the same period, the average balance of deposits decreased $23.9 million, from $180.3 million at June 30, 1997 to $156.4 million at June 30, 1998, or 13.26%.

         Provision for Loan Losses. The Bank determined that an additional $5,000 provision for loan loss was required for the three months ended June 30, 1998, compared to an additional $10,000 provision for the three months ended June 30, 1997.

         Non-Interest Expense. There was a $75,000 increase in total non-interest expense in the three months ended June 30, 1998 compared to the same period in 1997.

         Income Taxes. The Bank's effective tax rate for the three months ended June 30, 1998 was 35.3%, compared to 34.0% for the same period in 1997. The increase in income tax expense of $170,000 in the three month period compared to the same period in 1997 was primarily due to a significant increase in income.

Liquidity and Capital Resources.

         The Company has no business other than that of the Bank and investing the net conversion proceeds retained by it. Management believes that the net conversion proceeds retained by the Company (approximately $16.7 million at June 30, 1998), earnings on such proceeds and principal and interest payments on the ESOP loan, together with dividends that may be paid by the Bank to the Company, will provide sufficient funds for its initial operations and liquidity needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

         The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

         The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At June 30, 1998, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

         The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At June 30, 1998, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 1998 and December 31, 1997.



                                            At June 30, 1998          At December 31, 1997
                                            ----------------          --------------------

                                            Amount         Percent       Amount        Percent
                                            ------         -------       ------        -------
                                                           (Dollars in thousands)

Tangible Capital ...................        $34,581          17.5%      $16,613           4.9%
Core Capital .......................         34,581          17.5        16,613           4.9
Risk-Based Capital .................         34,828          47.2        16,850          16.5

         At June 30, 1998, the Bank had outstanding commitments to originate loans totaling $1.84 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 1998 totaled $65.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the six months ended June 30, 1998.

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 27, 1998, the Company held its Annual Meeting of Stockholders at which the following matter was considered and voted on:

Proposal I - Election of Directors

Nominees                           For                       Withheld
--------                           ---                       --------

WD Kelley                        2,748,106                    33,374
Clifton H. Cochran               2,747,852                    33,628
Walton G. Ezell                  2,729,618                    51,862

There were no abstentions or broker non-votes.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOPFED BANCORP, INC.


Date:  August 13, 1998               /s/ Bruce Thomas
                                     ------------------------------------------
                                     Bruce Thomas
                                     President and Chief Executive Officer



Date:  August 13, 1998               /s/ Peggy R. Noel
                                     ------------------------------------------
                                     Peggy R. Noel
                                     Executive Vice President, Chief Financial
                                     Officer and Chief Operations Officer