Form 10-Q
period 1998-09-30
HOPFED BANCORP INC
filed 1998-11-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-23667

                              HOPFED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        61-1322555
           --------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky               42240
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (502) 885-1171

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [x] No

     As of September 30, 1998, 4,033,625 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of September 30, 1998
            and December 31, 1997.......................................       1

         Consolidated Statements of Income for the Three-Month and Nine-Month
            Periods Ended September 30, 1998 and 1997....................      2

         Consolidated Statements of Comprehensive Income for the Three-Month
            and Nine-Month Periods Ended September 30, 1998 and 1997....       3

         Consolidated Statements of Cash Flows for the Nine-Month
            Periods Ended September 30, 1998 and 1997...................       4

         Notes to Unaudited Condensed Financial Statements..............       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................       7

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk...................................................      13

PART II.  OTHER INFORMATION

Item 5.  Other Information..............................................      13

SIGNATURES..............................................................      14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                    September 30,   December 31,
                             ASSETS                     1998           1997
                                                        ----           ----
                                                     (Unaudited)
                                                          (In thousands)

Cash and due from banks .........................   $   1,163      $   1,264
Time deposits ...................................        --            2,000
Interest-bearing deposits in Federal
  Home Loan Bank ("FHLB") .......................          47          3,945
Federal funds sold ..............................      11,867        151,095
Investment securities available for sale ........      60,509         26,699
Investment securities held to maturity
   (Estimated market values of $32,271 and
   $51,964 at September 30, 1998 and
   December 31, 1997, respectively) .............      31,873         51,566
Loans receivable, net ...........................     107,387        103,470
Accrued interest receivable .....................       1,098          1,184
Premises and equipment, net .....................       2,512          2,333
Other assets ....................................         109            439
                                                    ---------      ---------
         Total assets ...........................   $ 216,565      $ 343,995
                                                    =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Deposits ......................................     $ 154,025    $ 320,633
  Federal income taxes ..........................         2,601        2,324
  Advance payments from borrowers for
    taxes and insurance .........................           357          171
  Other liabilities .............................           280          931
                                                      ---------    ---------
         Total liabilities ......................     $ 157,263    $ 324,059
                                                      =========    =========
Shareholders' Equity:
  Common stock ..................................            40           --
  Additional paid in capital ....................        39,375           --
  Retained earnings, substantially restricted ...        18,902       16,613
  Less deferred compensation - ESOP .............        (3,227)          --
  Net unrealized appreciation on investment
    securities available for sale ...............         4,212        3,323
                                                      ---------    ---------
    Total shareholders' equity .................         59,302       19,936
                                                      ---------    ---------
    Total liabilities and shareholders' equity..      $ 216,565    $ 343,995
                                                      =========    =========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                   For the Three Months     For the Nine Months
                                                    Ended September 30,     Ended September 30,
                                                   --------------------     -------------------
                                                   1998         1997         1998          1997
                                                   ----         ----         ----          ----
                                                  (Dollars in thousands, except per share data)
Interest income:
     Interest on loans .....................   $    2,080   $    1,915   $    6,172   $    5,616
     Interest and dividends on investments .        1,254        1,270        3,470        3,910
     Time deposit interest income ..........          245          183        1,846          485
                                               ----------   ----------   ----------   ----------
  Total interest income ....................        3,579        3,368       11,488       10,011
                                               ----------   ----------   ----------   ----------
Interest expense:
     Interest on deposits ..................        1,864        2,216        6,155        6,633
     Other borrowed funds ..................         --           --           --              9
                                               ----------   ----------   ----------   ----------
     Total interest expense ................        1,864        2,216        6,155        6,642
                                               ----------   ----------   ----------   ----------
Net interest income ........................        1,715        1,152        5,333        3,369
Provision for loan losses ..................            5            5           15           15
                                               ----------   ----------   ----------   ----------
Net interest income after provision
     for loan losses .......................        1,710        1,147        5,318        3,354
                                               ----------   ----------   ----------   ----------
Other income:
     Loan and other service fees ...........          127          122          369          353
     Other, net ............................           12           12           50           51
                                               ----------   ----------   ----------   ----------
     Total other income ....................          139          134          419          404
                                               ----------   ----------   ----------   ----------
Net expenses:
     Salaries and benefits .................          343          342        1,049        1,064
     Federal insurance premium .............           40           29          117           92
     Occupancy expense, net ................           43           49          130          148
     Data processing .......................           29           36           85           85
     Other operating expenses ..............          139          106          414          336
                                               ----------   ----------   ----------   ----------
     Total other expenses ..................          594          562        1,795        1,725
                                               ----------   ----------   ----------   ----------
Income before income taxes .................        1,255          719        3,942        2,033
Income tax expense .........................          426          241        1,351          686
                                               ----------   ----------   ----------   ----------
Net income .................................   $      829   $      478   $    2,591   $    1,347
                                               ==========   ==========   ==========   ==========
Earnings (Loss) per share:
     Basic .................................   $     0.22          N/A   $     0.70          N/A
     Fully diluted .........................   $     0.22          N/A   $     0.70          N/A

Weighted Average:
     Common Shares .........................    4,033,625          N/A    4,033,625          N/A
     Less: unallocated ESOP Shares .........      322,690          N/A      322,690          N/A
                                                                         ----------   ----------
                                                                          3,710,935    3,710,935
                                                                         ==========   ==========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                      HOPFED BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                               For the Three Months       For the Nine Months
                                                Ended September 30         Ended September 30
                                               --------------------       -------------------
                                                   1998     1997            1998        1997
                                                   ----     ----            ----        ----
                                                              (In Thousands)

Net Income ...................................   $  829   $  478          $2,591       $1,347

Other comprehensive income, net of tax
    Unrealized holding gains (losses) arising
      during period ..........................      455      (10)            889          561

    Less: reclassification adjustment for gains
         included in net income ..............        0        0               0            0
                                                 ------   ------          ------       ------
Comprehensive income .........................   $1,284   $  468          $3,480       $1,908
                                                 ======   ======          ======       ======

       See Accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                             1998        1997
                                                             ----        ----
                                                              (In thousands)

Cash flows from operating activities:
     Net income.......................................   $   2,591     $  1,347
     Adjustments to reconcile net income to
     net cash provided by operating activities:
     Deferred income taxes............................          17          (10)
     Provision for loan losses........................          15           15
     Provision for depreciation.......................          70           75
     FHLB stock dividend..............................         (95)         (88)
     Amortization of investment security premiums.....           2           --
     Accretion of investment security discounts.......         (16)         (28)
(Increase) decrease in:
     Accrued interest receivable......................          86          258
     Other assets.....................................         330         (132)
Increase (decrease) in:
     Current income taxes payable.....................        (210)          15
     Accrued expenses and other liabilities...........        (650)        (375)
                                                         ---------     --------
     Net cash provided by operating activities........       2,140        1,077
                                                         ---------     --------
Cash flows from investing activities:
     Net decrease in time deposits....................       2,000           --
     Net (increase) decrease in interest
     earning deposits in FHLB.........................       3,898         (378)
     Net (increase) decrease in federal funds sold....     139,228       (7,795)
     Proceeds from maturities of
       held-to-maturity securities....................      19,699       30,127
     Purchases of held-to-maturity securities.........          --       (5,933)
     Proceeds from sale of
       available-for-sale securities..................       7,729           --
     Purchases of available-for-sale securities.......     (40,078)      (7,967)
     Net increase in loans............................      (3,931)      (5,194)
     Purchases of premises/equipment..................        (255)        (173)
     Proceeds from sale of equipment..................           7           13
                                                         ---------     --------
     Net cash provided by investing activities........     128,297        2,700
                                                         ---------     --------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts................    (151,310)         542
     Net decrease in time deposits....................     (15,299)      (3,621)
     Increase in advance payments by
     borrowers for taxes and insurance................         186          179
     Net decrease in other borrowed funds.............          --       (1,317)
     Net proceeds from issuance of stock..............      36,188           --
     Dividends paid...................................        (303)          --
                                                         ---------     --------
     Net cash used in financing activities............    (130,538)      (4,217)
                                                         ---------     --------

Decrease in cash and cash equivalents.................        (101)        (440)
Cash and cash equivalents, beginning of period........       1,264        1,452
                                                         ---------     --------
Cash and cash equivalents, end of period..............       1,163     $  1,012
                                                         =========     ========
Supplemental disclosures of cash flow information.....
     Cash paid for income taxes.......................   $   1,535     $    550
                                                         ---------     --------
     Cash paid for interest...........................   $   6,656     $  6,903
                                                         =========     ========

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 1998, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

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

2.       EARNINGS AND DIVIDENDS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement established standards for computing and presenting earnings per share ("EPS"). This Statement simplified the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and made them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement and disclosure of a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the three months and nine months ended September 30, 1998, the Company's weighted average common shares are the same for the basic and diluted EPS computations.

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

                                                                 Tax (Expense)/
                                                Before Tax           Benefit           After Tax
                                               -------------    ------------------    -------------
                                                                 (In thousands)

For the three months ended September 30, 1998:

     Unrealized holding gains........          $    688         $    (233)            $   455
For the three months ended  September 30,
1997:

     Unrealized holding gains........               (15)                5                 (10)
For the nine months ended  September  30,
1998:

     Unrealized holding gains........             1,347              (458)                889
For the nine months ended  September  30,
1997:

     Unrealized holding gains........               850              (289)                561


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

     Total assets decreased by $127.4 million, from $344.0 million at December 31, 1997 to $216.6 million at September 30, 1998. Federal funds sold decreased from $151.1 million at December 31, 1997, to $11.9 million at September 30, 1998, primarily due to funds returned in connection with the conversion. Securities held to maturity declined $19.7 million due to various issues maturing. These funds were reinvested in securities available for sale, which increased $33.8 million.

     The Bank continued to price its deposits less aggressively in an effort to reduce its overall cost of funds. At September 30, 1998, deposits decreased to $154.0 million from $320.6 million at December 31, 1997, a net decrease of $166.6 million, primarily as a result of completion of the conversion process and the refunding of excess subscriptions. The Bank's average cost of deposits for the three and nine months ended September 30, 1998 was 4.87% and 4.19%, respectively, compared to 4.79% for the year ended December 31, 1997. Management continually evaluates the investment alternatives available to the Bank's customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

     The Bank's loan portfolio increased by $2.5 million and $3.9 million during the three and nine months ended September 30, 1998, respectively. Net loans totaled $107.4 million and $103.5 million at September 30, 1998 and December 31, 1997, respectively. The increase in the loan activity during the three and nine months ended September 30, 1998 was primarily due to the Bank's continued efforts to increase its loan originations using funds currently held in investment securities. For the three and nine months ended September 30, 1998, the Bank's average yield on loans was 7.84% and 7.83%, respectively, compared to 7.67% for the year ended December 31, 1997.

     At September 30, 1998, the Bank's investments classified as "held to maturity" were carried at amortized cost of $31.9 million and had an estimated fair market value of $32.3 million, and its securities classified as "available for sale" had an estimated fair market value of $60.5 million, including Federal Home Loan Mortgage Corporation stock with an estimated fair market value of $6.1 million.

     The allowance for loan losses totaled $253,000 at September 30, 1998, an increase of $16,000 from the allowance of $237,000 at December 31, 1997. The ratio of the allowance for loan losses to loans was 0.24% and 0.23% at September 30, 1998 and December 31, 1997, respectively. Also at September 30, 1998, the Bank's non-performing loans were $233,000, or 0.22% of total loans, compared to $163,000, or 0.16% of total loans, at December 31, 1997, and the Bank's ratio of allowance for loan losses to non-performing loans at September 30, 1998 and December 31, 1997 was 108.58% and 145.50%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Bank has had minimal losses on loans in prior years.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

     Net Income. Net income for the nine months ended September 30, 1998 was $2.6 million, compared to net income of $1.3 million for the nine months ended September 30, 1997. The increase in net earnings for the nine months resulted primarily from net earnings on subscription funds and earnings on equity capital received in the conversion.

     Net Interest Income. Net interest income for the nine months ended September 30, 1998 was $5.3 million, compared to $3.4 million for the nine months ended September 30, 1997. The increase in net interest income for the nine months ended September 30, 1998 was primarily due to net earnings on subscription funds and earnings on equity capital received in the conversion. For the nine months ended September 30, 1998, the Bank's average yield on total interest-earning assets was 6.25%, compared to 6.74% for the nine months ended September 30, 1997, and its average cost of interest-bearing liabilities was 4.19% for the nine months ended September 30, 1998, compared to 4.90% for the nine months ended September 30, 1997. As a result, the Bank's interest rate spread for the nine months ended September 30, 1998 was 2.06% compared to 1.84% for the nine months ended September 30, 1997, and its net yield on interest-earning assets was 2.90% for the nine months ended September 30, 1998, compared to 2.27% for the nine months ended September 30, 1997.

     Interest Income. Interest income increased by $1.5 million, from $10.0 million to $11.5 million, or by 14.75%, during the nine months ended September 30, 1998 compared to the same period in 1997. This increase resulted from investment of subscription funds and equity capital received in the conversion, as well as the continued strategic shift from investment securities to higher-yielding loans. The average balance of securities held to maturity declined $42.1 million, from $81.2 million at September 30, 1997 to $39.1 million at September 30, 1998. Overall, average total interest-earning assets increased $47.1 million, or 23.78%, from September 30, 1997 to September 30, 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.53% for the nine months ended September 30, 1997 to 125.08% for the nine months ended September 30, 1998.

     Interest Expense. Interest expense decreased $487,000, or 7.33%, to $6.2 million for the nine months ended September 30, 1998, compared to $6.6 million for the same period in 1997. The decrease was attributable to the combined effect of a lower cost of funds and a decline in interest-bearing liabilities. The average cost of interest-bearing deposits declined from 4.90% at September 30, 1997 to 4.19% at September 30, 1998. Over the same period, the balance of deposits decreased $26.9 million, from $178.8 million at September 30, 1997 to $151.9 million at September 30, 1998, or 15.04%.

     Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $15,000 provision for loan loss was required for the nine months ended September 30, 1998, compared to an additional $15,000 provision for the nine months ended September 30, 1997.

     Non-Interest Expense. There was a $71,000 increase in total non-interest expense in the nine months ended September 30, 1998 compared to the same period in 1997.

     Income Taxes. The Bank's effective tax rate for the nine months ended September 30, 1998 was 34.3%, compared to 33.7% for the same period in 1997. The increase in income tax expense of $665,000 in the nine months ended September 30, 1998 compared to the same period in 1997 was primarily due to a significant increase in income.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

     Net Income. Net income for the three months ended September 30, 1998 was $829,000, compared to net income of $478,000 for the three months ended September 30, 1997. The increase in net earnings for the three months resulted primarily from lower cost of funds and earnings on equity capital received in the conversion.

     Net Interest Income. Net interest income for the three months ended September 30, 1998 was $1.7 million, compared to $1.2 million for the three months ended September 30, 1997. The increase in net interest income for the three months ended September 30, 1998 was primarily due to lower cost of funds and earnings on equity capital received in the conversion. For the three months ended September 30, 1998, the Bank's average yield on total interest-earning assets was 6.84%, compared to 6.84% for the three months ended September 30, 1997, and its average cost of interest-bearing liabilities was 4.87% for the three months ended September 30, 1998, compared to 4.95% for the three months ended September 30, 1997. As a result, the Bank's interest rate spread for the three months ended September 30, 1998 was 1.97%, compared to 1.89% for the three months ended September 30, 1997, and its net yield on interest-earning assets was 3.33% for the three months ended September 30, 1998, compared to 2.34% for the three months ended September 30, 1997.

     Interest Income. Interest income increased by $200,000, from $3.4 million to $3.6 million, or by 6.26%, during the three months ended September 30, 1998 compared to the same period in 1997. This increase resulted from investment of equity capital received in the conversion, as well as the continued strategic shift from investment securities to higher-yielding loans. The average balance of securities held to maturity declined $42.1 million, from $75.7 million at September 30, 1997 to $33.6 million at September 30, 1998. In addition, average time deposits and other interest-earning cash deposits increased $5.6 million, from $11.9 million at September 30, 1997 to $17.5 million at September 30, 1998. Overall, average total interest-earning assets increased $14.9 million, or
7.57%,  from  September  30,  1997  to  September  30,  1998.   The   ratio   of
average interest-earning assets to average interest-bearing liabilities increased from 110.04% for the three months ended September 30, 1997 to 138.54% for the three months ended September 30, 1998.

     Interest Expense. Interest expense decreased $352,000, or 15.88%, to $1.9 million for the three months ended September 30, 1998, compared to $2.2 million for the same period in 1997. The decrease was primarily attributable to the decline in average balances of deposits. The average cost of average interest-bearing deposits declined from 4.95% at September 30, 1997 to 4.87% at September 30, 1998. Over the same period, the average balance of deposits decreased $26.1 million, from $179.2 million at September 30, 1997 to $153.1 million at September 30, 1998, or 14.56%.

     Provision for Loan Losses. The Bank determined that an additional $5,000 provision for loan loss was required for the three months ended September 30, 1998, compared to an additional $5,000 provision for the three months ended September 30, 1997.

     Non-Interest Expense. There was a $32,000 increase in total non-interest expense in the three months ended September 30, 1998 compared to the same period in 1997.

     Income Taxes. The Bank's effective tax rate for the three months ended September 30, 1998 was 33.9%, compared to 33.5% for the same period in 1997. The increase in income tax expense of $185,000 in the three months ended September 30, 1998 compared to the same period in 1997 was primarily due to a significant increase in income.

Liquidity and Capital Resources.

     The Company has no business other than that of the Bank and investing the net conversion proceeds retained by it. Management believes that the net conversion proceeds retained by the Company (approximately $16.7 million at September 30, 1998), earnings on such proceeds and principal and interest payments on the ESOP loan, together with dividends that may be paid by the Bank to the Company, will provide sufficient funds for its initial operations and liquidity needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At September 30, 1998, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30, 1998, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 1998 and December 31, 1997.

                           At September 30, 1998           At December 31, 1997
                           ---------------------           --------------------
                           Amount        Percent           Amount       Percent
                           ------        -------           ------       -------
                                          (Dollars in thousands)

Tangible Capital . . . . . $35,227        18.0%            $16,613        4.9%
Core Capital . . . . . . .  35,227        18.0              16,613        4.9
Risk-Based Capital . . . .  35,479        49.2              16,850       16.5

     At September 30, 1998, the Bank had outstanding commitments to originate loans totaling $1.5 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 1998 totaled $63.2 million. Management believes that a significant percentage of such deposits will remain with the Bank.

     During the three month period ended September 30, 1998, the Company declared and paid a dividend of $.075 per share of Common Stock, or a total dividend of $303,000.

The Year 2000 Problem

     The Company is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the Year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

     Operations of the Bank depend on the successful operation on a daily basis of its computer systems and a third party service bureau's equipment and software. In its analysis of these systems, equipment and software, a plan of action has been put in place by the Bank to minimize its risk exposure to the Year 2000 Problem. As part of the plan, an oversight committee has been set up to monitor Year 2000 compliance. The Bank's service bureau, which processes all customer related data, has represented to the Bank that it has completed its first and second rounds of Year 2000 testing and that final testing is expected to be completed prior to the end of 1998. The service bureau has advised the Bank that, upon completion of the final testing phase, it believes its systems and equipment will be Year 2000 compliant. A failure to remediate by the service bureau would have a material adverse effect on the Bank.

     The Bank has modified its credit risk assessment to include consideration of incremental risk that may be posed by the inability of customers to address the Year 2000 Problem. The Bank has developed policies and procedures to help identify potential customer related risks to the Bank and to gain a better understanding of how its customers are managing their own risks associated with the Year 2000 Problem. The Bank believes its customer related risks are minimal due to the small number of commercial loan originations.

     Although  the  Company   believes  that  the  Year  2000  Problem  will  be
substantially corrected prior to the Year 2000, the risk of system failures cannot be eliminated. Therefore, the Company will assess the worst case scenario caused by the Year 2000 Problem and address the possible effects thereof by December 31, 1998. The Company will assess the types and nature of contingency plans that will be required to maintain the Company's operational capacity after January 1, 2000. This assessment will cover all critical areas of the Company, including the Bank's service bureau.

     As of September 30, 1998, the Company and the Bank have incurred approximately $5,000 in direct compliance costs associated with the Year 2000 Problem. The Company estimates that $40,000 will approximate total direct compliance costs through the Year 2000. The Company does not separately track internal costs incurred for Year 2000 compliance; such costs are principally related to payroll expenditures. Funding for such costs has been and will be derived from normal operating cash flow.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the nine months ended September 30, 1998.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

     Effective June 29, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934. As amended, Rule 14a-4(c)(1) relates to the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. If the proponent of the proposal fails to notify the Company by the date established by the notice provision in the Company's Certificate of Incorporation, management proxies will be allowed to use their discretionary voting authority if the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

     The Certificate of Incorporation of the Company provides an advance notice procedure for certain business to be brought before an annual meeting of stockholders. In order for a stockholder to properly bring business before an annual meeting, the stockholder must give written notice to the Secretary of the Company not less than 30 nor more than 60 days prior to the date of such meeting; provided, however, that if less than 40 days' notice of the meeting is given to stockholders, written notice by the stockholder to be timely must be delivered or mailed to the Secretary of the Company not later than the close of business on the tenth day following the day on which notice of the meeting was mailed to stockholders.

     With respect to the Company's 1999 Annual Meeting of Stockholders, which will be held at the main office of Hopkinsville Federal Savings Bank on or about April 28, 1999, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by March 29, 1999, management proxies will be allowed to use their discretionary authority as outlined above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOPFED BANCORP, INC.


Date:  November 13, 1998              /s/ Bruce Thomas
                                      ------------------------------------------
                                      Bruce Thomas
                                      President and Chief Executive Officer


Date:  November 13, 1998              /s/ Peggy R. Noel
                                      ------------------------------------------
                                      Peggy R. Noel
                                      Executive Vice President, Chief Financial
                                      Officer and Chief Operations Officer