Form 10-K
period 1998-12-31
HOPFED BANCORP INC
filed 1999-04-15
CIK 1041550

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number                000-23667
                       ----------------------------

                             HOPFED BANCORP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     61-1322555
----------------------------               ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2700 Fort Campbell Boulevard, Hopkinsville, KY                  42240
-----------------------------------------------              -------------
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (502) 885-1171.

      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   NO_________
                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The registrant's voting stock is traded on the Nasdaq Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($21.375 per share) at which the stock was sold on March 31, 1999, was approximately $76,514,976. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 31, 1999, 4,033,625 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 1998.

Part III:
Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders.

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

HOPFED BANCORP, INC.

          HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. The Company's assets consist of the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion, and a note receivable from the Employee Stock Ownership Plan ("ESOP"). The Company's principal business is overseeing the business of the Bank and investing the portion of the net Conversion proceeds retained by it. The Company has registered with the Office of Thrift Supervision ("OTS") as a savings and loan holding company. See "Regulation - Regulation of the Company."

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

LENDING ACTIVITIES

          General. The total gross loan portfolio totaled $109.1 million at December 31, 1998, representing 49.6% of total assets at that date. Substantially all loans are originated in the Bank's market area. At December 31, 1998, $88.9 million, or 80.6% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $8.3 million, or 7.5% of the loan portfolio at December 31, 1998, and multi-family residential loans, which were $1.5 million, or 1.4% of the loan portfolio at December 31, 1998. At December 31, 1998, construction loans were $4.6 million, or 4.2% of the loan portfolio, and consumer loans totaled $6.9 million, or 6.3% of the loan portfolio.

          Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 1998, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.


                                                                           At December 31,
                                ----------------------------------------------------------------------------------------------------
                                       1998                 1997                 1996                1995                1994
                                ------------------   ------------------   ------------------   -----------------   -----------------
                                 Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent    Amount   Percent
                                ---------  -------   ---------  -------   --------   -------   --------  -------   --------  -------
                                                                       (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
 One-to-four family
  residential.................   $ 88,954     80.6%   $ 83,229     78.7%   $77,318    79.6%   $70,417     81.5%   $66,236     82.3%
 Multi-family residential.....      1,539      1.4%      2,359      2.2%     1,466     1.5%       492      0.6%     3,475      4.3%
 Construction.................      4,626      4.2%      5,166      4.9%     5,389     5.6%     4,062      4.7%     3,748      4.7%
 Non-residential (1)..........      8,260      7.5%      7,593      7.2%     5,467     5.6%     5,107      5.9%     1,626      2.0%
                                 --------    -----    --------    -----    -------    ----    -------     ----    -------     ----
  Total real estate loans.....    103,379     93.7%     98,347     93.0%    89,640    92.3%    80,078     92.7%    75,085     93.3%
                                 ========    =====    ========    =====    =======    ====    =======     ====    =======     ====

Consumer loans:
 Secured by deposits..........      2,280      2.1%      3,081      2.9%     3,484     3.6%     3,324      3.8%     3,135      3.9%
 Other consumer loans.........      4,586      4.2%      4,298      4.1%     4,004     4.1%     3,016      3.5%     2,296      2.8%
                                 --------    -----    --------    -----    -------    ----    -------     ----    -------     ----
  Total consumer loans........      6,866      6.3%      7,379      7.0%     7,488     7.7%     6,340      7.3%     5,431      6.7%
                                 --------    -----    --------    -----    -------    ----    -------     ----    -------     ----
                                  110,245    100.0%    105,726    100.0%    97,128     100%    86,418      100%    80,516      100%
                                             =====                =====               ====                ====                ====

Less:  Loans in process.......      1,180                2,019               1,415              1,541               1,867
  Allowance for loan
   losses.....................        258                  237                 217(2)             122                 122
                                 --------             --------             -------            -------             -------
 Total........................   $108,807             $103,470             $95,496            $84,755             $78,527
                                 ========             ========             =======            =======             =======


(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

(2) Increase in allowance for loan loss reflects $100,000 provision in 1996 based upon management's assessment of risks associated with increased loan growth and increased emphasis on consumer lending. See "--Nonperforming Loans and Other Assets."

    Loan Maturity Schedule. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                  Due after        Due after 5      Due after 10
                                                                 3 through 5    through 10 years  through 15 years
                                  Due during the year ending     years after     after December    after December
                                         December 31,           December 31,           31,               31,
                                  --------------------------
                                    1999      2000     2001        1998              1998              1998
                                  --------   ------   ------      ------            ------           -------
                                                                                  (In thousands)
One-to-four family residential..    $2,035   $1,018   $  302      $2,378            $8,792           $18,684
Multi-family residential........        --       --       --          --                --               790
Construction....................     3,599       --       --          --                --                --
Non-residential.................        --       --       --          --                --             2,989
Consumer........................     3,212      547    1,043       1,628                36               109
                                    ------   ------   ------      ------            ------           -------
 Total..........................    $8,846   $1,565   $1,345      $4,006            $8,828           $22,572
                                    ======   ======   ======      ======            ======           =======


                                      Due after 15
                                       years after
                                       December 31,

                                         1998          Total
                                       -------       --------
One-to-four family residential..           $55,401   $ 88,610
Multi-family residential........               749      1,539
Construction....................                --      3,599
Non-residential.................             5,204      8,193
Consumer........................               291      6,866
                                           -------   --------
 Total..........................           $61,645   $108,807
                                           =======   ========

     The following table sets forth at December 31, 1998, the dollar amount of all loans due one year or more after December 31, 1998 which had predetermined interest rates and have floating or adjustable interest rates.

                                                                      Predetermined                Floating or
                                                                          Rate                   Adjustable Rate
                                                                  ---------------------       ---------------------
                                                                                    (In thousands)
One-to-four family residential....................................        $19,419                     $67,156
Multi-family residential..........................................             --                       1,539
Construction......................................................             --                          --
Non-residential...................................................             --                       8,193
Consumer..........................................................          3,654                          --
                                                                          -------                     -------
 Total............................................................        $23,073                     $76,888
                                                                          =======                     =======

      Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the lender the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

      Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank conducts substantially all of its lending activities in its market area.

      The following table sets forth certain information with respect to loan origination activity for the periods indicated. The Bank has not purchased or sold any loans in the periods presented.

                                                        Year Ended December 31,
                                             ----------------------------------------------
                                                  1998             1997           1996
                                             ---------------  --------------  -------------
                                                             (In thousands)
    Loan originations:
     One-to-four family residential.......   $24,406          $14,578           $16,209
     Multi-family residential.............       204            1,115             1,434
     Construction.........................     1,749            6,302             5,340
     Non-residential......................     1,056              372               536
     Consumer.............................     5,324            7,472             5,688
                                             -------          -------           -------
      Total loans originated..............    32,739           29,839            29,207
                                             -------          -------           -------

    Loan principal reductions:
     Loan principal repayments............    27,403           21,865            18,372
                                             -------          -------           -------

    Net increase in loan portfolio........   $ 5,336          $ 7,974           $10,835
                                             =======          =======           =======

     Loan originations are derived from a number of sources, including existing customers, referrals by real estate agents, depositors and borrowers and advertising, as well as walk-in customers. Solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. All of the loan personnel are salaried, and are not compensated on a commission basis for loans originated. Loan applications are accepted at any of the Bank's branches.

     Loan Underwriting Policies. Lending activities are subject to written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Board of Directors and its management. Detailed loan applications are obtained to determine the ability of borrowers to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All loans must be reviewed by the loan committee, which is comprised of lending officers and branch managers. Exceptions to the underwriting standards must be approved by the loan committee. In addition, the full Board of Directors reviews all loans on a monthly basis.

     Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Board of Directors and licensed or certified (as necessary) by the Commonwealth of Kentucky. In the case of one-to-four family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

     It is the Bank's policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel which provides that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums.

     Applications for real estate loans are underwritten and closed in accordance with the Bank's own lending guidelines, which generally do not conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank's loans to one borrower were limited to $6.2 million at December 31, 1998. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31,1998, the Bank's largest lending relationship was $2.5 million. The loans are to a local real estate developer and his business associate and are primarily for the development of apartments, the purchase of lots for residential construction, and construction of one-to-four residential housing. All loans within this relationship were current and performing in accordance with their terms at December 31, 1998.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 1998, one-to-four family residential mortgage loans, totaled approximately $88.9 million, or 80.6% of the Bank's loan portfolio. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

     The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 1998, 81.0% of one-to-four family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 30 years, although the Bank does occasionally originate adjustable rate mortgages for 15 year and 20 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. A borrower may also obtain a loan in which the maximum annual adjustment is 0.5% with a higher initial rate. Prior to August 1, 1997, rate adjustments on the Bank's adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank has changed to a one-year Treasury bill constant maturity, which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. The adjustable rate mortgage loans offered by the Bank also provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. Such initial rates, also referred to as "teaser rates," often reflect a discount from the prevailing rate greater than the 1.0% maximum adjustment allowed each year. As a result, the Bank may not be able to restore the interest rate of a loan with a teaser rate to its otherwise initial loan rate until at least the second adjustment period that occurs at the beginning of the third year of the loan. Further, in a rising interest rate environment, the Bank may not be able to adjust the interest rate of the loan to the prevailing market rate until an even later period because of the combination of the teaser discount and the 1% limitation on annual adjustments.

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

     The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. At December 31, 1998, only $16.4 million, or 15.1%, of the Bank's loan portfolio, consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowing."

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

     Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to four- family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank's market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 1998, the Bank's loan portfolio included $4.6 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

     The Bank also makes loans to qualified builders for the construction of one-to-four family residential housing located in established subdivisions in the Bank's market area. Because such homes are intended for resale, such loans are generally not converted to permanent financing at the Bank. All construction loans are secured by a first lien on the property under construction.

     Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages. Such loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make payments of interest only. The permanent loans are typically 30-year adjustable rate loans, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence the month following the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property.

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

     Multi-Family Residential and Non-Residential Real Estate Lending. The Bank's multi-family residential loan portfolio consists of adjustable rate loans secured by real estate. At December 31,1998, the Bank had $1.5 million of multi-family residential loans, which amounted to 1.4% of the Bank's loan portfolio at such date. The Bank's non-residential real estate portfolio generally consists of adjustable rate loans secured by first mortgages on residential lots and rental property. In each case, such property is located in the Bank's market area. At December 31,1998, the Bank had approximately $8.3 million of such loans, which comprised 7.5% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans. The Bank currently does not intend to significantly expand multi-family residential or non-residential real estate lending, but may do so if opportunities arise in the future.

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

     Consumer and Other Lending. The consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 1998, loans on deposit accounts totaled $2.3 million, or 2.1% of the Bank's loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 95% of the value of the property but require private mortgage insurance on 100% of the value of the property. The Bank is focusing its loan portfolio growth activities in this area.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, there were approximately $19,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Bank's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

NONPERFORMING LOANS AND OTHER PROBLEM ASSETS

     The Bank's nonperforming loans totaled .13% of total assets at December 31, 1998. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days and collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank's management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves.

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


                                                               At December 31,
                                   ----------------------------------------------------------------------
                                       1998           1997           1996          1995          1994
                                   -------------  -------------  -------------  -----------  ------------
                                                        (Dollars in thousands)
Accruing loans which are
 contractually past due 90
 days or more:
 Residential real estate....              $ 268          $ 140          $ 266        $ 133          $  20
 Consumer...................                 19             23             --            1             17
                                          -----          -----          -----        -----          -----
  Total.....................              $ 287          $ 163          $ 266        $ 134          $  37
                                          -----          -----          -----        -----          -----

  Total nonperforming
   loans....................              $ 287          $ 163          $ 266        $ 134          $  37
                                          =====          =====          =====        =====          =====


Percentage of total loans...               0.26%          0.16%          0.28%        0.16%          0.05%
                                          =====          =====          =====        =====          =====

    At December 31, 1998, the Bank had no loans accounted for on a nonaccrual basis, no other non-performing assets and no real estate owned.

    At December 31, 1998, the Bank had no loans outstanding which were classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. Also, the Bank had no impaired loans under SFAS 114/118. As such, the impact of adopting these statements was not significant to the Bank.

    Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1998, the Bank had $11,364 in assets classified as special mention, $287,478 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

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

    The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                                     Year Ended December 31,
                                               -----------------------------------------------------------------
                                                   1998         1997          1996         1995         1994
                                               -----------  -----------  ------------  ----------  -------------
                                                                   (Dollars in thousands)
Balance at beginning of period...........           $ 237        $ 217       $   122       $ 122         $ 122

Loans charged off:
 Real estate mortgage:
 Residential.............................              --           --            (5)         --            --
                                                    -----        -----       -------       -----         -----
Total charge-offs........................              --           --            (5)         --            --
                                                    -----        -----       -------       -----         -----

Recoveries...............................              --           --            --          --            --
                                                    -----        -----       -------       -----         -----

Net loans charged off....................              --           --            (5)         --            --
                                                    -----        -----       -------       -----         -----

Provision for loan losses................           $  21           20           100          --            --
                                                    -----        -----       -------       -----         -----
Balance at end of period.................           $ 258        $ 237       $   217       $ 122         $ 122
                                                    =====        =====       =======       =====         =====

Ratio of net charge-offs to average loans
 outstanding during the period...........               0%           0%       0.0053%          0%            0%
                                                    =====        =====       =======       =====         =====

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


                                                                  At December 31,
                           --------------------------------------------------------------------------------------------
                                        1998                          1997                          1996
                           --------------------------------------------------------------------------------------------
                                      Percent of Loans              Percent of Loans              Percent of Loans
                                      in Each Category              in Each Category              in Each Category
                             Amount    to Total Loans      Amount    to Total Loans      Amount    to Total Loans
                             ------    --------------      ------    --------------      ------    --------------
                                                                           (Dollars in thousands)
One-to-four family.........    $136         80.6%          $186            78.7%         $163            79.6%
Construction...............       7          4.2%             6             4.9%           11             5.6%
Multi-family residential...       6          1.4%            12             2.2%            3             1.5%
Non-residential............      71          7.5%            19             7.2%           23             5.6%
Secured by deposits........      --          2.1%            --             2.9%           --             3.6%
Other consumer loans.......      38          4.2%            14             4.1%           17             4.1%
                               ----        -----           ----           -----          ----           -----
 Total allowance for
  loan losses..............    $258        100.0%          $237           100.0%         $217           100.0%
                               ====        =====           ====           =====          ====           =====

                           ------------------------------
                                        1995
                           ------------------------------
                                         Percent of Loans
                                         in Each Category
                                Amount    to Total Loans
                                ------   ----------------

One-to-four family.........%      $ 94               81.5%
Construction...............%         5                4.7%
Multi-family residential...%         1                0.6%
Non-residential............%        14                5.9%
Secured by deposits........%        --                3.8%
Other consumer loans.......%         8                3.5%
                                  ----              -----
 Total allowance for
                           %      $122              100.0%
  loan losses..............       ====              =====

                                                    At December 31,
                                        ----------------------------------------
                                                          1994
                                                          ----
                                                      Percent of Loans in Each
                                          Amount       Category to Total Loans
                                        -----------   ------------------------
                                                (Dollars in thousands)
          One-to-four family..........    $ 99                82.3%
          Construction................       6                 4.7%
          Multi-family residential....       5                 4.3%
          Non-residential.............       5                 2.0%
          Secured by deposits.........      --                 3.9%
          Other consumer loans........       7                 2.8%
                                          ----               -----
           Total allowance for
            loan losses...............    $122               100.0%
                                          ====               =====

INVESTMENT ACTIVITIES

       The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company and the Bank consist primarily of investments in Agency Securities and Mortgage-Backed Securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Company and the Bank perform analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases must be approved by the Bank's President. The Board of Directors reviews all securities transactions on a monthly basis.

       The principal objective of the investment policy is to earn as high a rate of return as possible, but to consider also financial or credit risk, liquidity risk and interest rate risk.

       At December 31, 1998, securities with an amortized cost of $59.8 million and an approximate market value of $68.1 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

       Securities designated as "held to maturity" are those assets which the Company or the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Company's or the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event securities are sold from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Company or the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in other comprehensive income.

       Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors. Of the $48.6 million mortgage-backed security portfolio at December 31, 1998, approximately $29.0 million were originated through GNMA, approximately $10.0 million were originated through FNMA and approximately $9.6 million were originated through FHLMC. Mortgage-backed securities generally increase the quality of the assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

       The following table sets forth the carrying value of the investment securities at the dates indicated.

                                                                      At December 31,
                                                 --------------------------------------------------------
                                                        1998               1997                1996
                                                        ----               ----                ----
                                                                       (In thousands)
Securities available for sale:
 FHLB and FHLMC stock............................    $ 9,845              $ 6,895          $  5,110
 U. S. government and agency
  securities (1).................................     23,065               13,000                --
 Mortgage-backed securities......................     35,214                6,789                --
 Other...........................................         15                   15                15
Securities held to maturity:
 U.S. government and agency
  securities (1).................................     13,997               31,988            77,962
 Mortgage-backed securities......................     13,357               19,578            17,984
                                                     -------              -------          --------
  Total investment securities....................    $95,493              $78,265          $101,071
                                                     =======              =======          ========

_____________
(1) Primarily reflects debt securities purchased from the FHLB of Cincinnati.

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for U.S. government and agency securities in the investment portfolio at December 31, 1998. At such date, all of these securities were callable and/or due prior to December 31, 1999.

                                   One Year or Less             One to Five Years              Total Investment Portfolio
                              ---------------------------   --------------------------   ----------------------------------------
                               Carrying         Average     Carrying         Average     Carrying       Market          Average
                                Value            Yield       Value            Yield       Value          Value           Yield
                                -----            -----       -----            -----       -----          -----           -----
                                                                    (Dollars in thousands)
U.S. government and
 agency securities..........         $20.014     5.52%      $17,048           5.35%       $37,062         $37,067         5.43%
                                     =======                =======                       =======         =======

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

    Savings deposits in the Bank at December 31, 1998 were represented by the various types of savings programs described below.

                                                                                                    Balance           Percentage of
  Interest           Minimum                                                    Minimum              (In                 Total
   Rate*              Term                      Category                        Amount             thousands)           Deposits
-----------     ---------------------  -------------------------------     ----------------    -----------------  ------------------
-- %           None                    Non-interest bearing                       $  100             $  2,731             1.8%
2.5%*          None                    Demand/NOW accounts                         1.500                8,624             5.6
2.8%           None                    Passbook accounts                              10               10,194             6.6
3.9%*          None                    Money market deposit accounts               2,500               30,772            19.9
                                                                                                     --------           -----
                                                                                                       52,321            33.9
                                                                                                     --------           -----

                                           Certificates of Deposit
                                       -------------------------------

5.2%           3 months or less        Fixed-term, fixed rate                        500               17,054            11.0
5.3%           Over 3 to 12-months     Fixed-term, fixed-rate                        500               45,854            29.6
5.7%           Over 12 to 24-months    Fixed-term, fixed-rate                        500               31,154            20.1
5.6%           Over 24 to 36-months    Fixed-term, fixed-rate                        500                4,855             3.1
5.7%           Over 36 to 48-months    Fixed-term, fixed-rate                        500                2,934             1.9
5.6%           Over 48 to 60-months    Fixed-term, fixed rate                        500                  644             0.4
                                                                                                     --------           -----
                                                                                                      102,495            66.1
                                                                                                     --------           -----
                                                                                                     $154,816           100.0%
                                                                                                     ========           =====

_____________
* Represents weighted average interest rate.

      The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                               Year Ended December 31,
             -----------------------------------------------------------------------------------------------------------------------
                               1998                                     1997                                      1996
             ---------------------------------------   -------------------------------------    ------------------------------------
                Interest-bearing       Time              Interest-bearing       Time              Interest-bearing        Time
                demand deposits      deposits            demand deposits      deposits            demand deposits       deposits
                ---------------      --------            ---------------      --------            ---------------       --------
                                                               (Dollars in thousands)
Average
  balance....         $62,414        $109,508                $71,590          $123,429               $56,437             $133,400
Average
  rate.......            3.36%           5.39%                  3.51%             5.52%                 3.58%                5.48%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                Increase                                              Increase
                             Balance at                      (Decrease) from       Balance at                    (Decrease) from
                            December 31,        % of           December 31,       December 31,         % of         December 31,
                                1998          Deposits            1997               1997            Deposits          1996
                                ----          --------            ----               ----            --------          ----
                                                                   (Dollars in thousands)
Non-interest bearing....        $  2,731          1.8%          $     768           $  1,963           0.61%           $    179
Demand and NOW
 accounts...............           8,624          5.6%               (860)             9,484           2.96%              1,881
Money market............          30,772         19.9%            (11,292)            42,064          13.12%              5,124
Passbook savings........          10,194          6.6%           (137,886)           148,080          46.18%            137,448
Other time deposits.....         102,495         66.1%            (16,547)           119,042          37.13%             (7,826)
                                --------        -----           ---------           --------         ------            --------
 Total..................        $154,816        100.0%          $(165,817)          $320,633         100.00%           $136,806
                                ========        =====           =========           ========         ======            ========

(continued)

                             Balance at                             Increase              Balance at
                            December 31,       % of               (Decrease) from        December 31,          % of
                               1996          Deposits            December 31, 1995           1995            Deposits
                               ----          --------            -----------------           ----            --------
                                                              (Dollars in thousands)
Non-interest bearing....      $  1,784          0.97%                $    548              $  1,236             0.63%
Demand and NOW
 accounts...............         7,603          4.14%                     (25)                7,628             3.92%
Money market............        36,940         20.09%                   2,158                34,782            17.86%
Passbook savings........        10,632          5.78%                    (565)               11,197             5.75%
Other time deposits.....       126,868         69.02%                 (13,064)              139,932            71.84%
                              --------        ------                 --------              --------           ------
 Total..................      $183,827        100.00%                $(10,948)             $194,775           100.00%
                              ========        ======                 ========              ========           ======

      The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                              At December 31,
                       -------------------------------------------------------------

                                1998                  1997               1996
                                ----                  ----               ----
                                              (In thousands)
 2.01 -  4.00%.......         $    212            $     39           $     38
 4.01 -  6.00%.......           92,870             102,474            103,036
 6.01 -  8.00%.......            9,413              16,529             23,794
                              --------            --------           --------
  Total..............         $102,495            $119,042           $126,868
                              ========            ========           ========

      The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                                             Amount Due
                               --------------------------------------------------------------------
                                 Less Than One Year  1-2 Years  2-3 Years  After 3 Years    Total
                                 ------------------  ---------  ---------  -------------  ---------
                                                           (In thousands)
2.01 -  4.00%..................       $   212        $    --    $    --        $    --   $    212
4.01 -  6.00%..................        59,029         26,408      4,250          3,183     92,870
6.01 -  8.00%..................         3,667          4,746        605            395      9,413
                                      -------        -------    -------        -------   --------
 Total.........................       $62,908        $31,154    $ 4,855        $ 3,578   $102,495
                                      =======        =======    =======        =======   ========

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                      Maturity Period                                Certificates of Deposit
------------------------------------------------------------     ----------------------------
                                                                         (In thousands)
Three months or less........................................             $        138
Over three through six months...............................                      507
Over six through 12 months..................................                    3,090
Over 12 months..............................................                    3,427
                                                                         ------------
 Total......................................................             $      7,162
                                                                         ============

        Certificates of deposit at December 31, 1998 included approximately $7.2 million of deposits with balances of $100,000 or more, compared to $8.1 million and $7.4 million at December 31, 1997 and 1996, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 5 of Notes to Financial Statements.

        The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                         Year Ended December 31,
                                     -------------------------------------------------------------
                                              1998                 1997                 1996
                                              ----                 ----                 ----
                                                             (In thousands)
Deposits.............................     $ 211,652            $ 430,943           $ 149,771
Withdrawals..........................      (383,743)            (301,475)           (167,560)
                                          ---------            ---------           ---------
Net increase (decrease) before
 interest credited...................      (172,091)             129,468             (17,789)
Interest credited....................         6,274                7,338               6,841
                                          ---------            ---------           ---------
Net increase (decrease) in savings
 deposits............................     $(165,817)           $ 136,806           $ (10,948)
                                          =========            =========           =========

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

        The Bank is a community and retail-oriented financial institution. Management considers the Bank's branch network and reputation for financial strength and quality customer service as its major competitive advantage in attracting and retaining customers in its market area. A number of the Bank's competitors have been acquired by statewide/nationwide banking organizations, including Firstar Corporation, First City Bank (a wholly owned subsidiary of Area Bancshares Corp.) and Mercantile Bancorp. While the Bank is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes the Bank benefits by its community orientation and its long-standing relationship with many of its customers.

EMPLOYEES

        As of December 31, 1998, the Company and the Bank had 30 full-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

REGULATION

        The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law. In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and the Bank's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.

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

        REGULATORY CAPITAL. The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 4% of adjusted total assets (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system), a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4%. See "-- Prompt Corrective Regulatory Action."

        The core capital, or "leverage ratio," requirement mandates that most savings institutions maintain core capital equal to at least 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits and is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs"), purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At December 31, 1998, the Bank had no such investments.

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

        The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1998.

                                                                      Capital
                                   The Bank's Capital               Requirements                   Excess Capital
                              --------------------------     --------------------------     --------------------------
                                   Amount       Percent           Amount       Percent           Amount       Percent
                                ------------  -----------      ------------  -----------      ------------  -----------
                                                                (Dollars in thousands)
Tangible capital..............       $35,886        18.2%            $2,965        1.50%           $32,921        16.7%

Core capital..................       $35,886        18.2%            $7,907        4.00%           $27,979        14.2%

Total risk-based capital......       $36,143        17.8%            $5,769        8.00%           $30,374         9.8%

     PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. The federal banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 1998, the Bank was "well-capitalized" as defined by the regulations.

     FEDERAL DEPOSIT INSURANCE. The FDIC has adopted a risk-based insurance assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for SAIF-member institutions like the Bank depend on the capital category and supervisory category to which they are assigned and currently range from 0 basis points to 27 basis points. In addition, SAIF-insured institutions are required, until December 31, 1999, to pay assessments to the FDIC at an annual rate varying between .06% and .07% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at an annual rate equal to one-fifth of the SAIF rate. After December 31, 1999, BIF and SAIF member institutions will be assessed at the same rate for the FICO obligations.

     The Federal Deposit Insurance Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

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

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At December 31, 1998, the Bank qualified as a QTL.

     SAFETY AND SOUNDNESS STANDARDS. The FDI Act requires the federal banking agencies, including the OTS, to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards pursuant to the statute. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. Under OTS regulations effective April 1, 1999, a savings institution that (i) qualifies for expedited treatment of applications by maintaining one of the two highest supervisory examination ratings, (ii) will be at least adequately capitalized after the proposed capital distribution and (iii) and is not otherwise restricted by applicable law in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount would require prior OTS approval.

     Under OTS regulations, the Bank would not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, under the prompt corrective action regulations of the OTS, the Bank would be prohibited from paying dividends if the Bank were classified as "undercapitalized" under such rules. See "-- Prompt Corrective Regulatory Action."

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

     RESERVE REQUIREMENTS. Pursuant to regulations of the Federal Reserve Board (the "FRB"), all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.9 million of transaction accounts, and reserves equal to 3% must be maintained on the next $46.5 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Bank met its reserve requirements.

     LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. The average daily liquidity ratio of the Bank for the month ended December 31, 1998 was 53.9%.

     FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 1998 of $1.9 million. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At

December 31, 1998, the Bank had no advances outstanding from the FHLB.

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

     As a unitary savings and loan holding company, the Company generally will not be subject to any restriction as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "-- Regulation and Supervision of the Bank -- Qualified Thrift Lender Test." Legislation currently pending before the United States Congress, if enacted, would have significant effects on the business powers of unitary savings and loan holding companies that have not been established or applied for before a specified date. However, the business activity powers of unitary savings and loan holding companies that, like the Company, were in control of a single savings institution on the date of enactment of the proposed legislation generally would be grandfathered under the current proposal. Accordingly, based upon the provisions of the currently pending legislation, the management of the Company does not believe that the enactment of such legislation would have a material adverse effect on its financial condition or results of operations.

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

ITEM 2.    PROPERTIES

     The following table sets forth information regarding the Bank's offices at December 31, 1998.

                                                                                                              Approximate
                                                                                                              -----------
                                                                                                            Square Footage of
                                                                                                            -----------------
                                        Year Opened       Owned or Leased         Book Value (1)                 Office
                                        -----------       ---------------         --------------                 ------
MAIN OFFICE:                                                                      (In thousands)
  2700 Fort Campbell Boulevard
  Hopkinsville, Kentucky 42240.......      1995              Owned                     $1,815                      16,575

BRANCH OFFICES:
  Downtown Branch Office
     605 South Virginia Street
     Hopkinsville, Kentucky..........      1997              Owned                     $  168                         756
  Murray Branch Office
     7th and Main Streets
     Murray, Kentucky................      1969              Owned                     $   65                       4,800
  Cadiz Branch Office
     352 Main Street
     Cadiz, Kentucky.................      1998              Owned                     $  445                       2,200
  Elkton Branch Office
     West Main Street
     Elkton, Kentucky................      1976              Owned                     $   53                       3,400
                                                                                       ------
                                                                                       $2,546
                                                                                       ======

_________________
(1) Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.


ITEM 3.    LEGAL PROCEEDINGS

     From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 1998, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     BRUCE THOMAS. Mr. Thomas, 61, has served as President and Chief Executive Officer of the Bank since 1992. He has been an employee of the Bank since 1962. Mr. Thomas also serves as President and Chief Executive Officer of the Company.

     PEGGY R. NOEL. Ms. Noel, 60, has served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of the Bank since 1990. She has been an employee of the Bank since 1966. Ms. Noel also serves as Vice President, Chief Financial Officer and Treasurer of the Company.

     BOYD M. CLARK. Mr. Clark, 53, has served as Senior Vice President --Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company.

     All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

     The information set forth under the caption "Market and Dividend Information" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Information and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No.
13) is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Bank's Financial Statements together with the related notes and the report of York, Neel & Co. - Hopkinsville, LLP, independent public accountants, all as set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is omitted from this Report as the Company has filed a definitive proxy statement (the "Proxy Statement"), and the information included therein under "Proposal I -- Election of Directors" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K. Item 405 of Regulation S-K disclosure is omitted from this Report as the Company has filed the Proxy Statement and the Item 405 disclosure therein under "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     Information regarding executive compensation is omitted from this Report as the Company has filed the Proxy Statement, and the information included therein under "Proposal I -- Election of Directors" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is omitted from this Report as the Company has filed the Proxy Statement, and the information included therein under "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is omitted from this Report as the Company has filed the Proxy Statement, and the information included therein under "Proposal I -- Election of Directors" is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 1998, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

           1.   Independent Auditor's Report.

           2.   Statements of Financial Condition - December 31, 1998 and 1997.

           3. Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.

           4. Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

           5. Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

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

     (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

            Exhibit No. 2.  Plan of Conversion of Hopkinsville Federal Savings
                            --------------------------------------------------
            Bank.  Incorporated herein by reference to Exhibit No. 2 to
            ----
            Registrant's Registration Statement on Form S-1 (File No. 333-
            30215).

            Exhibit No. 3.1.  Certificate of Incorporation.  Incorporated herein
                              ----------------------------
            by reference to Exhibit No. 3.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

            Exhibit No. 3.2.  Bylaws.
                              ------

            Exhibit No. 10.1.  Employment Agreements by and between Hopkinsville
                               -------------------------------------------------
            Federal Savings Bank and Bruce Thomas, Peggy R. Noel and Boyd M.
            ----------------------------------------------------------------
            Clark.  Incorporated herein by reference to Exhibit No. 10.1 to
            -----
            Registrant's Registration Statement on Form S-1 (File No. 333-
            30215).

            Exhibit No. 10.2.  Employment Agreements by and between HopFed
                               -------------------------------------------
            Bancorp, Inc. and Bruce Thomas, Peggy R. Noel and Boyd M. Clark.
            ---------------------------------------------------------------
            Incorporated herein by reference to Exhibit No. 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

            Exhibit No. 10.3.  Employment Agreement Amendments by and between
                               ----------------------------------------------
            Hopkinsville Federal Savings Bank and Bruce Thomas, Peggy R. Noel
            -----------------------------------------------------------------
            and Boyd M. Clark.
            -----------------

            Exhibit No. 10.4.  Employment Agreement Amendments by and between
                               ----------------------------------------------
            HopFed Bancorp, Inc. and Bruce Thomas, Peggy R. Noel and Boyd M.
            ----------------------------------------------------------------
            Clark.
            -----

            Exhibit No. 13. Annual Report to Stockholders
                            -----------------------------

            Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1998, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

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

                                    HOPFED BANCORP, INC.
                                        (Registrant)



Date:  April 14, 1999               By:  /s/ Bruce Thomas
                                         ----------------
                                         Bruce Thomas
                                         President and
                                         Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:


/s/ Bruce Thomas                                  April 14, 1999
----------------
Bruce Thomas
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Peggy R. Noel                                 April 14, 1999
-----------------
Peggy R. Noel
Director, Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)


/s/ WD Kelley                                     April 14, 1999
-------------
WD Kelley
Chairman of the Board


/s/ Boyd M. Clark                                 April 14, 1999
-----------------
Boyd M. Clark
Director, Vice President and Secretary


                                                  April __, 1999
----------------------
Clifton H. Cochran
Director


/s/ Walton G. Ezell                               April 14, 1999
-------------------
Walton G. Ezell
Director

/s/ John Noble Hall, Jr.                          April 14, 1999
------------------------
John Noble Hall, Jr.
Director