Form 10-Q
period 1999-03-31
HOPFED BANCORP INC
filed 1999-05-17
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No

     As of March 31, 1999, 4,033,625 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of March 31, 1999
                  and December 31, 1998...................................    2

         Consolidated Statements of Income for the Three-Month
                  Periods Ended March 31, 1999 and March 31, 1998.........    3

         Consolidated Statements of Comprehensive Income for
                  the Three-Month Periods Ended March 31, 1999 and 1998...    4

         Consolidated Statements of Cash Flows for the Three-Month
                  Periods Ended March 31, 1999 and March 31, 1998.........    5

         Notes to Unaudited Condensed Financial Statements................    6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................    7

Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................   11

SIGNATURES................................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HOPFED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      March 31,            December 31,
                           ASSETS                                        1999                  1998
                                                                 -------------------    ------------------
                                                                     (Unaudited)
                                                                               (In thousands)

Cash and due from banks.................................           $     1,698            $    1,905
Interest-bearing deposits in Federal Home
   Loan Bank ("FHLB")...................................                    --                   214
Federal funds sold......................................                24,135                 9,685
Investment securities available for sale................                69,216                68,139
Investment  securities held to maturity
   (Estimated market values of $12,033 and
   $27,634 at March 31, 1999
   and December 31, 1998, respectively).................                12,155                27,354
Loans receivable, net...................................               109,613               108,807
Accrued interest receivable.............................                 1,049                 1,157
Premises and equipment, net.............................                 2,522                 2,546
Other assets............................................                   111                   225
                                                                   -----------            ----------
         Total assets...................................           $   220,499            $  220,032
                                                                   ===========            ==========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits.............................................           $   155,513            $  154,816
   Federal income taxes.................................                 3,160                 3,269
   Advance payments from borrowers for tax
     and insurance......................................                   231                   166
   Other liabilities....................................                   717                   648
                                                                   -----------            ----------
         Total liabilities..............................               159,621               158,899
                                                                   -----------            ----------
Shareholders' Equity:
   Common stock.........................................                    40                    40
   Additional paid in capital...........................                39,571                39,546
   Retained earnings, substantially restricted..........                19,296                18,984
   Unallocated ESOP shares..............................                (2,911)               (2,933)
   Accumulated other comprehensive income...............                 4,882                 5,496
                                                                   -----------            ----------
         Total shareholders' equity.....................                60,878                61,133
                                                                   -----------            ----------
         Total liabilities and shareholders' equity.....           $   220,499            $  220,032
                                                                   ===========            ==========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                               ----------------------------------------------
                                                                        1999                     1998
                                                                        ----                     ----
                                                                 (Dollars in thousands, except per share data)
Interest income:
   Interest on loans....................................         $     2,093              $       2,042
   Interest and dividends on investments................               1,199                      1,097
   Time deposit interest income.........................                 208                      1,177
                                                                 -----------              -------------
     Total interest income..............................               3,500                      4,316

Interest expense:
   Interest on deposits.................................               1,773                      2,409
                                                                 -----------              -------------
Net interest income.....................................               1,727                      1,907
Provision for loan losses...............................                   5                          5
                                                                 -----------              -------------
Net interest income after provision for loan losses.....               1,722                      1,902
                                                                 -----------              -------------

Noninterest income:
   Loan and other service fees..........................                 101                        117
   Other, net...........................................                  11                         18
                                                                 -----------              -------------
     Total noninterest income...........................                 112                        135
                                                                 -----------              -------------
Noninterest expenses:
   Salaries and benefits................................                 624                        351
   Federal insurance premium............................                  23                         28
   Occupancy expense, net...............................                  47                         40
   Data processing......................................                  37                         28
   Other operating expenses.............................                 149                        131
                                                                 -----------              -------------
     Total noninterest expenses.........................                 880                        578
                                                                 -----------              -------------

Income before income taxes..............................                 954                      1,459
Income tax expense......................................                 362                        491
                                                                 -----------              -------------
Net income..............................................         $       592              $         968
                                                                 ===========              =============

Basic net income per share..............................         $       .16              $         .26
Diluted net income per share............................         $       .16              $         .26
Dividends per share.....................................         $        .075            $          --
                                                                 =============            =============
Weighted average:
          Common shares.................................           4,033,625                  4,033,625
          Less:  Unallocated ESOP shares................             293,267                    322,690
                                                                 -----------              -------------
                                                                   3,740,358                  3,710,935
                                                                 ===========              =============

       See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    For the Three Months Ended March 31
                                                                ------------------------------------------
                                                                        1999                   1998
                                                                        ----                   ----
                                                                              (In thousands)

Net income                                                        $       592             $      968

Other comprehensive income
   Unrealized holding gains (losses) arising
     during period net of tax of $316 and $223 for the
     three months ended March 31, 1999
     and 1998, respectively                                              (614)                   433

Less:  reclassification adjustment for gains included
           in net income                                                    0                      0
                                                                  -----------             ----------
Comprehensive income (loss)                                       $       (22)            $    1,401
                                                                  ===========             ==========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Three Months Ended March 31,
                                                         ------------------------------------
                                                                 1999           1998
                                                                 ----           ----
                                                                    (In thousands)
Cash flows from operating activities:
   Net income ............................................   $     592    $     968
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
     Deferred income taxes ...............................          11            8
     Provision for loan losses ...........................           5            5
     Provision for depreciation ..........................          28           23
     FHLB stock dividend .................................         (32)         (31)
     Accretion of investment security discounts ..........         (12)         (11)
     Amortization of investment security premiums ........           7           --
     Unallocated ESOP shares .............................          25           --
   Decrease in:
     Accrued interest receivable .........................         108          487
     Other assets ........................................         114          330
   Increase (decrease) in:
     Current income taxes payable ........................         196          127
     Accrued expenses and other liabilities ..............          69         (379)
                                                             ---------    ---------
     Net cash provided by operating activities ...........       1,111        1,527
                                                             ---------    ---------
Cash flows from investing activities:
   Net decrease in interest earning deposits in FHLB .....         214        2,486
   Net (increase) decrease in federal funds sold .........     (14,450)     118,165
   Proceeds from maturities of held-to-maturity securities      15,201       13,745
   Proceeds from sale of available-for-sale
     securities ..........................................       3,292          408
   Purchases of available for sale securities ............      (5,266)     (10,942)
   Net increase in loans .................................        (811)      (1,194)
   Purchases of premises/equipment .......................          (4)        (144)
                                                             ---------    ---------
   Net cash provided by investing activities .............      (1,824)     122,524
                                                             ---------    ---------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits ............       1,850     (149,252)
   Net decrease in time deposits .........................      (1,153)     (11,003)
   Increase in advance payments by
     Borrowers for taxes and insurance ...................          65          101
   Net proceeds from issuance of stock ...................          --       36,188
   Net dividends paid ....................................        (278)          --
   Payment on loan to ESOP ...............................          22           --
                                                             ---------    ---------
   Net cash provided (used) by financing activities ......         506     (123,966)
                                                             ---------

Increase (decrease) in cash and cash equivalents .........        (207)          85
Cash and cash equivalents, beginning of period ...........       1,905        1,264
                                                             ---------    ---------
Cash and cash equivalents, end of period .................       1,698    $   1,349
                                                             =========    =========
Supplemental disclosure of cash flow information
   Cash paid for income taxes ............................   $      --    $     360
                                                             ---------    ---------
   Cash paid for interest ................................   $   1,770    $   2,905
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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 1999, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

(2)      PENDING ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." The Statement requires derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair values be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999 (prospectively) and is not expected to have a material effect on the Company's financial statements.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), an amendment of FASB Statement No.
         65. SFAS 134 requires that after an entity securitizes mortgage loans held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 conforms (1) the accounting for securities that have been retained after the securitization of mortgage loans by a mortgage banking enterprise with (2) the accounting for securities that have been retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective for the first fiscal quarter after December 15,

         1998.  However,  since  the  Company  and  the  Bank do not  securitize
         mortgage  loans,   the  Company  does  not  anticipate  any   financial
         statement impact from adopting this Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

     Total assets increased by $467,000, from $220.0 million at December 31, 1998 to $220.5 million at March 31, 1999. Federal funds sold increased from $9.7 million at December 31, 1998, to $24.1 million at March 31, 1999. Securities held to maturity declined $15.2 million due to various issues maturing. At March 31, 1999, a substantial portion of these funds were in federal funds sold and some had been reinvested in securities available for sale, which increased $1.1 million.

     Deposits were continued to be priced less aggressively in an effort to reduce the overall cost of funds. At March 31, 1999 deposits increased to $155.5 million from $154.8 million at December 31, 1998, a net increase of $700,000. The average cost of deposits for each of the period ended March 31, 1999 and the year ended December 31, 1998 was 4.65%. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

     The loan portfolio increased by $806,000 during the three months ended March 31, 1999. Net loans totaled $109.6 million and $108.8 million at March 31, 1999 and December 31, 1998, respectively. The increase in the loan activity during the three months ended March 31, 1998 was due to efforts to increase loan originations using funds currently held in investment securities. For the three months ended March 31, 1999, the average yield on loans was 7.67%, compared to 7.82% for the year ended December 31, 1998.

     At March 31, 1999, investments classified as "held to maturity" were carried at amortized cost of $12.2 million and had an estimated fair market value of $12.0 million, and its securities classified as "available for sale" had an estimated fair market value of $69.2 million, including Federal Home Loan Mortgage Corporation stock with an estimated fair market value of $7.1 million, compared to $8.0 million at December 31, 1998.

     The allowance for loan losses totaled $263,000 at March 31, 1999, an increase of $5,000 from the allowance of $258,000 at December 31, 1998. The ratio of the allowance for loan losses to loans was .24% at each of March 31, 1999 and December 31, 1998. Also at March 31, 1999, non-performing loans were $582,000, or .53% of total loans, compared to $287,000, or .26% of total loans, at December 31, 1998, and the ratio of allowance for loan losses to non-performing loans at March 31, 1999 and December 31, 1998 was 45% and 90%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

     NET INCOME. Net income for the three months ended March 31, 1999 was $592,000, compared to net income of $968,000 for the three months ended March 31, 1998. The decrease in net earnings for the three months resulted from a decrease in time deposit interest income due to the elimination of net earnings on subscription funds received in the conversion to stock form, and from the expense of additional employee benefits.

     NET INTEREST INCOME. Net interest income for the three months ended March 31, 1999 was $1.7 million, compared to $1.9 million for the three months ended March 31, 1998. The decrease in net interest income for the three months ended March 31, 1999 was primarily due to the elimination of net earnings on subscription funds received in the conversion. For the three months ended March 31, 1999, the Bank's average yield on total interest-earning assets was 6.52%, compared to 6.22% for the three months ended March 31, 1998, and its average cost of interest-bearing liabilities was 4.65% for the three months ended March 31, 1999, compared to 4.04% for the three months ended March 31, 1998. As a result, the Bank's interest rate spread for the three months ended March 31, 1999 was 1.87%, compared to 2.18% for the three months ended March 31, 1998, and its net yield on interest-earning assets was 3.22% for the three months ended March 31, 1999, compared to 2.75% for the three months ended March 31, 1998.

     INTEREST INCOME. Interest income decreased by $816,000, from $4.3 million to $3.5 million, or by 18.9%, during the three months ended March 31, 1999 compared to the same period in 1998. This decrease primarily resulted from elimination of subscription funds received in the conversion. The average balance of securities held to maturity declined $24.9 million, from $44.7 million at March 31, 1998 to $19.8 million at March 31, 1999. In addition, average time deposits and other interest-earning cash deposits decreased $79.7 million, from $96.7 million at March 31, 1998 to $17.0 million at March 31, 1999. Overall, average total interest-earning assets decreased $63.3 million, or 22.8%, from March 31, 1998 to March 31, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.4% for the three months ended March 31, 1998 to 140.8% for the three months ended March 31, 1999.

     INTEREST EXPENSE. Interest expense decreased $636,000, or 26.4%, to $1.7 million for the three months ended March 31, 1999, compared to $2.4 million for the same period in 1998. The decrease was primarily attributable to the interest of approximately $400,000 which was paid in 1998 on subscriptions for common stock in the conversion. The average cost of average interest-bearing deposits increased from 4.04% at March 31, 1998 to 4.65% at March 31, 1999. Over the same period, the average balance of deposits decreased $86.2 million, from $238.6 million at March 31, 1998 to $152.4 million at March 31, 1999, or 36.13%.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation
considers  numerous  factors  including,   general  economic
conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $5,000 provision for loan loss was required for the three months ended March 31, 1999.

     NONINTEREST EXPENSES. There was a $302,000 increase in total noninterest expenses in the three months ended March 31, 1999 compared to the same period in 1998, primarily due to a $273,000 increase in salaries and benefits.

     INCOME TAXES. The effective tax rate for the three months ended March 31, 1999 was 37.9%, compared to 33.7% for the same period in 1998. The decrease in income tax expense of $129,000 in the three month period compared to the same period in 1998 was primarily due to a decrease of $505,000 in income before income taxes.

     LIQUIDITY AND CAPITAL RESOURCES. The Company has no business other than that of the Bank and investing the net conversion proceeds retained by it. Management believes that the net conversion proceeds retained by the Company (approximately $16.7 million), earnings on such proceeds and principal and interest payments on the ESOP loan, together with dividends that may be paid by the Bank to the Company, will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At March 31, 1999, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At March 31, 1999, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at March 31, 1999.

                                                  At March 31, 1999
                                               -------------------------
                                               Amount            Percent
                                               ------            -------
                                                 (Dollars in thousands)

Tangible Capital . . . . . . . . .           $ 36,549            18.41%
Core Capital . . . . . . . . . . .             36,549            18.41%
Risk-Based Capital . . . . . . . .             36,811            50.20%

     At March 31, 1999, the Bank had outstanding commitments to originate loans totaling $893,000. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 1999 totaled $6.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

     Operations of the Company depend on the successful operation on a daily basis of its computer systems and a third party service bureau's equipment and software. In its analysis of these systems, equipment and software, a plan of action has been put in place by the Bank to minimize its risk exposure to the Year 2000 Problem. As part of the plan, an oversight committee has been set up to monitor Year 2000 compliance.

     The Company's service provider has successfully completed the renovation of its equipment as well as Phase One and Phase Two of its proxy tests involving the participation of member institutions transmitting within a test institution created for this purpose. Phase Three of these tests was completed in April 1999. Institution transmission tests were held in November 1998 with satisfactory results. The service provider has contracted with a recovery site in Philadelphia to cover Year 2000 contingencies and conducted Business Recovery Tests in April to ensure proper transmission with member institutions. The service provider believes its systems and equipment will be well prepared for the Year 2000 Problem.

     The Company has completed its renovation of computer equipment, assessment of mission-critical systems, review of tests, and contingency planning. Due to its preparations and the preparations of its service provider, a high level of confidence exists within the management of the Company that disruptions to normal business operations due to the Year 2000 Problem will be minimal. However, the risk of system failures cannot be eliminated. Also, the Company cannot guarantee the performance of third parties as to which it has material relationships.

     As of March 31, 1999, the Company had incurred approximately $42,000 in direct compliance costs associated with the Year 2000 Problem. The Company estimates that $45,000 will approximate total direct compliance costs through the Year 2000. The Company does not separately track internal costs incurred for Year 2000 compliance, such costs are principally related to payroll expenditures. Funding for such costs has been and will be derived from normal operating cash flow.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the three months ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOPFED BANCORP, INC.

Date:  May 11, 1999                    /s/ Bruce Thomas
                                       -----------------------------------------
                                       Bruce Thomas
                                       President and Chief Executive Officer

Date:  May 11, 1999                    /s/ Peggy R. Noel
                                       -----------------------------------------
                                       Peggy R. Noel
                                       Executive Vice President, Chief Financial
                                       Officer and Chief Operations Officer