Form 10-Q
period 1999-06-30
HOPFED BANCORP INC
filed 1999-08-10
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-23667

                              HOPFED BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      61-1322555
           --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky        42240
----------------------------------------------------        -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (270) 885-1171

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

         As of June 30, 1999, 4,098,162 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 1999
                  and December 31, 1998......................................  2

         Consolidated Statements of Income for the Three-Month and Six-Month
                  Periods Ended June 30, 1999 and 1998.......................  3

         Consolidated Statements of Comprehensive Income for the Three-Month
                  and Six-Month Periods Ended June 30, 1999 and 1998.........  4

         Consolidated Statements of Cash Flows for the Six-Month
                  Periods Ended June 30, 1999 and 1998.......................  5

         Notes to Unaudited Condensed Financial Statements...................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................  7

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk........................................................ 13

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 5:  Other Information................................................... 14

SIGNATURES................................................................... 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             June 30,    December 31,
                             ASSETS                            1999          1998
                                                               ----          ----
                                                           (Unaudited)
                                                                (In thousands)

Cash and due from banks .................................   $   1,480    $   1,905
Interest-bearing deposits in Federal
  Home Loan Bank ("FHLB") ...............................       1,290          214
Federal funds sold ......................................       9,346        9,685
Investment securities available for sale ................      80,649       68,139
Investment securities held to maturity
   (Estimated market values of $11,099 and
   $27,634 at June 30, 1999 and
   December 31, 1998, respectively) .....................      11,255       27,354
Loans receivable, net ...................................     111,861      108,807
Accrued interest receivable .............................         847        1,157
Premises and equipment, net .............................       2,530        2,546
Other assets ............................................         730          225
                                                            ---------    ---------
         Total assets ...................................   $ 219,988    $ 220,032
                                                            =========    =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits ..............................................   $ 154,913    $ 154,816
  Federal income taxes ..................................       2,704        3,269
  Advance payments from borrowers for taxes and insurance         266          166
  Other liabilities .....................................       1,041          648
                                                            ---------    ---------
         Total liabilities ..............................     158,924      158,899
                                                            ---------    ---------
Shareholders' Equity:
  Common stock ..........................................          41           40
  Additional paid in capital ............................      41,114       39,546
  Retained earnings, substantially restricted ...........      18,438       18,984
  Unallocated ESOP shares ...............................      (2,884)      (2,933)
  Accumulated other comprehensive income ................       4,355        5,496
                                                            ---------    ---------
         Total shareholders' equity .....................      61,064       61,133
                                                            ---------    ---------
            Total liabilities and shareholders' equity ..   $ 219,988    $ 220,032
                                                            =========    =========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   For the Three Months          For the Six Months
                                                      Ended June 30,               Ended June 30,
                                               ---------------------------   ------------------------
                                                    1999            1998          1999          1998
                                                    ----            ----          ----          ----
                                                      (Dollars in thousands, except per share data)

Interest income:
     Interest on loans .....................   $     2,079    $     2,050   $     4,172   $     4,092
     Interest and dividends on investments .         1,103          1,119         2,303         2,217
     Time deposit interest income ..........           323            423           531         1,600
                                               -----------    -----------   -----------   -----------
           Total interest income ...........         3,505          3,592         7,006         7,909

Interest expense:
     Interest on deposits ..................         1,763          1,883         3,537         4,292
                                               -----------    -----------   -----------   -----------
Net interest income ........................         1,742          1,709         3,469         3,617
Provision for loan losses ..................             5              5            10            10
                                               -----------    -----------   -----------   -----------
Net interest income after provision
     for loan losses .......................         1,737          1,704         3,459         3,607
                                               -----------    -----------   -----------   -----------
Noninterest income:
     Loan and other service fees ...........           117            129           219           243
     Other, net ............................            19             17            30            38
                                               -----------    -----------   -----------   -----------
         Total noninterest income ..........           136            146           249           281
                                               -----------    -----------   -----------   -----------
Noninterest expenses:
     Salaries and benefits .................         2,336            355         2,960           706
     Federal insurance premium .............            22             49            46            78
     Occupancy expense, net ................            47             47            94            87
     Data processing .......................            28             27            65            55
     Other operating expenses ..............           229            144           378           274
                                               -----------    -----------   -----------   -----------
         Total noninterest expenses ........         2,662            622         3,543         1,200
                                               -----------    -----------   -----------   -----------
Income (loss) before income taxes ..........          (789)         1,228           165         2,688
Income tax expense (recovery) ..............          (212)           434           149           925
                                               -----------    -----------   -----------   -----------
Net income (loss) ..........................          (577)           794            16   $     1,763
                                               ===========    ===========   ===========   ===========

Basic net income (loss) per share ..........   $      (.15)   $       .21   $       .00   $       .48
Diluted net income (loss) per share ........   $      (.15)   $       .21   $       .00   $       .48
Dividends per share ........................   $      .075    $        --   $       .15   $        --
                                               ===========    ===========   ===========   ===========
Weighted Average:
     Common Shares .........................     4,068,376    $ 4,033,625     4,051,096   $ 4,033,625
     Less: unallocated ESOP Shares .........       288,426        322,690       288,426       322,690
                                               -----------    -----------   -----------   -----------
                                               $ 3,779,950    $ 3,710,935   $ 3,762,670   $ 3,710,935
                                               ===========    ===========   ===========   ===========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        For the Three Months              For the Six Months
                                                            Ended June 30                   Ended June 30
                                                     ----------------------------    -----------------------------
                                                         1999            1998            1999             1998
                                                     -------------     ----------    -------------     -----------
                                                                            (In Thousands)

Net income (loss)                                          ($577)      $     794     $        16       $    1,763

Other comprehensive income, net of tax                      (527)                         (1,141)
    Unrealized holding gains (losses) arising                                  0                              434
    during period net of tax effect of ($271)
    and $0 for the three months ended June 30, 1999
    and 1998, respectively, and ($588) and $236
    for the six months ended June 30, 1999
    and 1998, respectively

    Less:reclassification adjustment for gains
         included in net income                                0               0               0                0
                                                        --------       ---------       ---------        ---------
Comprehensive income (loss)                              ($1,104)      $     794         ($1,125)       $   2,197
                                                        ========       =========       =========        =========

       See accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                   1999         1998
                                                                   ----         ----
                                                                    (In thousands)
Cash flows from operating activities:
     Net income ............................................   $      16    $   1,763
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Provision for loan losses .............................          10           10
     Provision for depreciation ............................          57           46
     FHLB stock dividend ...................................         (65)         (63)
     Accretion of investment security discounts ............         (52)         (11)
     Amortization of investment security premiums ..........          17           --
     Unallocated ESOP shares ...............................          58           --
     MRP Shares ............................................       1,291           --
(Increase) decrease in
     Accrued interest receivable ...........................         310          (57)
     Other assets ..........................................        (505)         303
Increase (decrease) in:
     Current income taxes payable ..........................          --         (183)
     Deferred income taxes .................................          22            6
     Accrued expenses and other liabilities ................         613         (674)
                                                               ---------    ---------
     Net cash provided by operating activities .............       1,772        1,140
                                                               ---------    ---------
Cash flows from investing activities:
     Net  decrease in interest earning deposits
         in FHLB ...........................................      (1,076)       3,923
     Net decrease in federal funds sold ....................         339      130,120
     Proceeds from maturities of held-to-maturity securities      16,103       16,309
     Proceeds from sale of available-for-sale securities ...      22,534        4,943
     Purchases of available-for-sale securities ............     (36,678)     (26,926)
     Proceeds from sale of equipment .......................          --            7
     Net increase in loans .................................      (3,065)      (1,403)
     Purchases of premises/equipment .......................         (40)        (205)
                                                               ---------    ---------
     Net cash provided (used) in investing activities ......      (1,883)     126,768
                                                               ---------    ---------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits ............       2,528     (148,687)
     Net decrease in time deposits .........................      (2,431)     (15,399)
     Increase in advance payments by
         borrowers for taxes and insurance .................         101          159
     Net proceeds from issuance of stock ...................          --       36,188
     Net dividends paid ....................................        (560)          --
     Payment on loan to ESOP ...............................          48           --
                                                               ---------    ---------
     Net cash used in financing activities .................        (314)    (127,739)
                                                               ---------    ---------

Increase (decrease) in cash and cash equivalents ...........        (425)         169
Cash and cash equivalents, beginning of period .............       1,905        1,264
                                                               ---------    ---------
Cash and cash equivalents, end of period ...................       1,480        1,433
                                                               =========    =========
Supplemental disclosures of cash flow information
     Cash paid for income taxes ............................   $     600    $     910
                                                               =========    =========
     Cash paid for interest ................................   $   3,536    $   4,789
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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

         The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 1998 Consolidated Financial Statements.

2.       PENDING ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." The Statement requires derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair values be recognized currently in earnings unless specific hedge accounting criteria are met. As amended by Statement of Financial Standards No. 137, this statement is effective for fiscal years beginning after June 15, 2000 (prospectively) and is not expected to have a material effect on the Company's financial statements.

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

ITEM 2.   MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

     Total assets were $220.0 million at each of December 31, 1998 and June 30, 1999. Federal funds sold decreased from $9.7 million at December 31, 1998, to $9.3 million at June 30, 1999. Securities held to maturity declined $16.1 million due to various issues maturing. At June 30, 1999, a substantial portion of these funds had been reinvested in securities available for sale, which increased $12.5 million, and net loans receivable, which increased by $3.0 million.

     At June 30, 1999, deposits increased to $154.9 million from $154.8 million at December 31, 1998, a net increase of $100,000. The average cost of deposits for the three and six months ended June 30, 1999 was 4.62% and 4.64%, respectively, compared to 4.65% for the year ended December 31, 1998. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on deposit products to more actively manage the funding costs while remaining competitive in the Bank's market area.

     The loan portfolio increased by $806,000 and $3.1 million during the three and six months ended June 30, 1999, respectively. Net loans totaled $111.9 million and $108.8 million at June 30, 1999 and December 31, 1998, respectively. The increase in the loan activity during the three and six months ended June 30, 1999 was primarily due to efforts to increase loan originations using funds currently held in investment securities. For the three and six months ended June 30, 1999, the average yield on loans was 7.51% and 7.58%, respectively, compared to 7.82% for the year ended December 31, 1998.

     At June 30, 1999, investments classified as "held to maturity" were carried at an amortized cost of $11.3 million and had an estimated fair market value of $11.1 million, and securities classified as "available for sale" had an estimated fair market value of $80.6 million, including Federal Home Loan Mortgage Corporation ("FHLMC") stock with an estimated fair market value of $7.0 million, compared to $8.0 million at December 31, 1998. See "--Subsequent Event" below.

     The allowance for loan losses totaled $268,000 at June 30, 1999, an increase of $10,000 from the allowance of $258,000 at December 31, 1998. The ratio of the allowance for loan losses to loans was 24% at each of June 30, 1999 and December 31, 1998. At June 30, 1999, non-performing loans were $635,000, or
 .57% of total loans, compared to non-performing loans of $287,000, or .26% of total loans, at December 31, 1998, and the ratio of allowance for loan losses to non-performing loans at June 30, 1999 and December 31, 1998 was 237% and 90%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     NET INCOME. Net income for the six months ended June 30, 1999 was $16,000, compared to net income of $1.8 million for the six months ended June 30, 1998. The decrease in net earnings for the six months resulted primarily from additional compensation expense of $1.6 million resulting from additional employee benefits which were approved at the 1999 Annual Meeting of Stockholders. Excluding such compensation expense, for the six months ended June 30, 1999, net income would have been approximately $1.6 million. The decrease was also attributable to a decrease in time deposit interest income due to the elimination of net earnings on subscription funds received in the conversion to stock form.

     NET INTEREST INCOME. Net interest income for the six months ended June 30, 1999 was $3.5 million, compared to $3.6 million for the six months ended June 30, 1998. The decrease in net interest income for the six months ended June 30, 1999 was primarily due to the elimination of net earnings on subscription funds received in the conversion. For the six months ended June 30, 1999, the Bank's average yield on total interest-earning assets was 6.53%, compared to 6.18% for the six months ended June 30, 1998, and its average cost of interest-bearing liabilities was 4.64% for the six months ended June 30, 1999, compared to 4.08% for the six months ended June 30, 1998. As a result, the Bank's interest rate spread for the six months ended June 30, 1999 was 1.89%, compared to 2.10% for the six months ended June 30, 1998, and its net yield on interest-earning assets was 3.23% for the six months ended June 30, 1999, compared to 2.83% for the six months ended June 30, 1998.

     INTEREST INCOME. Interest income decreased by $900,000, from $7.9 million to $7.0 million, or by 11.4%, during the six months ended June 30, 1999 compared to the same period in 1998. This decrease primarily resulted from elimination of subscription funds received in the conversion. The average balance of securities held to maturity declined $24.7 million, from $41.6 million at June 30, 1998 to $16.9 million at June 30, 1999. In addition, average time deposits and other interest-earning cash deposits decreased $57.2 million, from $72.1 million at June 30, 1998 to $14.9 million at June 30, 1999. Overall, average total interest-earning assets decreased $41.5 million, or 16.2%, from June 30, 1998 to June 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 121.64% for the six months ended June 30, 1998 to 140.80% for the six months ended June 30, 1999.

     INTEREST EXPENSE. Interest expense decreased $755,000, or 17.6%, to $3.5 million for the six months ended June 30, 1999, compared to $4.3 million for the same period in 1998. The decrease was primarily attributable to the interest of approximately $400,000 which was paid in 1998 on subscriptions for common stock in the conversion. The average cost of average interest-bearing deposits increased from 4.08% at June 30, 1998 to 4.64% at June 30, 1999. Over the same period, the average balance of deposits decreased $1.9 million, from $154.3 million at June 30, 1998 to $152.4 million at June 30, 1999, or 1.23%.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $10,000 provision for loan losses was required for the six months ended June 30, 1999.

     NON-INTEREST EXPENSES. There was a $2.3 million increase in total non-interest expenses in the six months ended June 30, 1999 compared to the same period in 1998, primarily due to a $2.3 million increase in salaries and benefits.

     INCOME TAXES. The Bank's effective tax rate for the six months ended June 30, 1999 was 90.3%, compared to 34.4% for the same period in 1998. The abnormally high effective tax rate for the six months ended June 30, 1999, was attributable to $277,000 of expenses being non-deductible for tax purposes. The decrease in income tax expense of $776,000 in the six month period compared to the same period in 1998 was primarily due to a decrease of $2.5 million in income before income taxes.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 1999 AND
1998

     NET INCOME. Net loss for the three months ended June 30, 1999 was $577,000, compared to net income of $794,000 for the three months ended June 30, 1998. The decrease in net earnings for the three months resulted primarily from additional compensation expense resulting from additional employee benefits which were approved at the 1999 Annual Meeting of Stockholders.

     NET INTEREST INCOME. Net interest income for each of the three months ended June 30, 1999 and June 30, 1998 was $1.7 million. For the three months ended June 30, 1999, the average yield on total interest-earning assets was 6.53%, compared to 6.69% for the three months ended June 30, 1998, and its average cost of interest-bearing liabilities was 4.62% for the three months ended June 30, 1999, compared to 4.81% for the three months ended June 30, 1998. As a result, the interest rate spread for the three months ended June 30, 1999 was 1.91%, compared to 1.88% for the three months ended June 30, 1998, and its net yield on interest-earning assets was 3.25% for the three months ended June 30, 1999, compared to 3.19% for the three months ended June 30, 1998.

     INTEREST INCOME. Interest income decreased by $87,000, from $3.6 million to $3.5 million, or by 2.42%, during the three months ended June 30, 1999 compared to the same period in 1998. The average balance of securities held to maturity declined $24.8 million, from $36.5 million at June 30, 1998 to $11.7 million at June 30, 1999. While the average balance of securities available for sale increased $31.2 million, from $43.8 million at June 30, 1998 to $74.9 million at June 30, 1999, average time deposits and other interest-earning cash deposits decreased $12.3 million, from $29.7 million at June 30, 1998 to $17.4 million at June 30, 1999. The average balance of loans receivable at June 30,1999 was $110.7 million, an increase of $3.0 million from the average balance at June 30, 1998. Overall, average total interest-earning assets increased $88,000, from June 30, 1998 to June 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 137.25% for the three months ended June 30, 1998 to 140.77% for the three months ended June 30, 1999.

     INTEREST EXPENSE. Interest expense decreased $119,000, or 6.32%, to $1.8 million for the three months ended June 30, 1999, compared to $1.9 million for the same period in 1998. The average cost of average interest-bearing deposits decreased from 4.81% at June 30, 1998 to 4.62% at June 30, 1999. Over the same period, the average balance of deposits decreased $3.8 million, from $156.4 million at June 30, 1998 to $152.6 million at June 30, 1999, or 2.43%.

     PROVISION FOR LOAN LOSSES. The Bank determined that an additional $5,100 provision for loan losses was required for the three months ended June 30, 1999, compared to an additional $5,100 provision for the three months ended June 30, 1998.

     NON-INTEREST EXPENSES. There was a $2.0 million increase in total non-interest expenses in the three months ended June 30, 1999 compared to the same period in 1998, primarily due to a $2.0 million increase in salaries and benefits.

     INCOME TAXES. The effective tax rate for the three months ended June 30, 1999 was 26.9%, compared to 35.3% for the same period in 1998. The decrease in income tax expense of $646,000 in the three-month period compared to the same period in 1998 was primarily due to a $2.0 million decrease in income.

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

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At June 30, 1999, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At June 30, 1999, the

Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 1999.

                                                    Amount            Percent
                                                    ------            -------
                                                    (Dollars in thousands)

Tangible Capital . . . . . . . . . .              $ 37,030           18.63%
Core Capital . . . . . . . . . . . .                37,030           18.63
Risk-Based Capital . . . . . . . . .                37,297           49.35

     At June 30, 1999, the Bank had outstanding commitments to originate loans totaling $1.1 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 1999 totaled $73.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

     As of June 30, 1999, the Company had incurred approximately $40,000 in direct compliance costs associated with the Year 2000 Problem. The Company estimates that $45,000 will approximate total direct compliance costs through the Year 2000. The Company does not separately track internal costs incurred for Year 2000 compliance, such costs are principally related to payroll expenditures. Funding for such costs has been and will be derived from normal operating cash flow.

BENEFIT PLANS

     The Board of Directors of the Company has adopted the HopFed Bancorp, Inc. 1999 Stock Option Plan (the "Option Plan") and the HopFed Bancorp, Inc. Management Recognition Plan (the "MRP"), both of which were approved at the 1999 Annual Meeting of Stockholders. Under the Option Plan, the option committee has discretionary authority to grant stock options and stock appreciation rights to such employees, directors and advisory directors as the committee shall designate. The Option Plan reserves 403,362 shares of Common Stock for issuance upon the exercise of options or stock appreciation rights. Under the MRP, up to 161,345 shares of Common Stock may be awarded to selected directors and employees. Neither the Company nor the Bank will receive any monetary consideration for the granting of awards under the Option Plan and the MRP. The Company will receive the exercise price for shares of Common Stock issued to Option Plan participants upon the exercise of their option, and will receive no monetary consideration upon the exercise of stock appreciation rights. The Board of Directors has granted options to purchase 403,360 shares of Common Stock under the Option Plan at an exercise price of $20.75 per share, which was the fair market value on the date of the grant. The options granted to participants will become vested and exercisable as follows: 50% on date of grant and 50% on January 1, 2000 (subject to immediate vesting upon certain events, including death or normal retirement of participant.) The Board of Directors has awarded 161,342 shares of Common Stock under the MRP. Under applicable accounting standards, the Company recognizes compensation expense of $20.00 per share, which was the fair market value of the Common Stock, with such amount being amortized over the expected vesting period for the awards. The MRP provides for the following vesting schedule: 33-1/3% at date of awards; 33-1/3% on January 1, 2000 and 33-1/3% on January 1, 2001 (subject to immediate vesting upon certain events, including death or normal retirement of recipient).

SUBSEQUENT EVENT

     On August 5, 1999, the Bank sold 100% of its FHLMC stock portfolio (123,072 shares) in open market transactions and realized an after-tax gain on such sales of approximately $4.3 million. The FHLMC stock had been recorded at its fair market value with the associated unrealized gains recorded in the Company's net worth. The sales were undertaken in recognition that the FHLMC stock had appreciated significantly over the last several years. Although the FHLMC has benefited from higher levels of mortgage loans fostered by lower interest rates in recent years, as a result of the current uncertainty over the direction of interest rates and an apparent slowing of mortgage loan originations in general, the Company believes that the FHLMC stock will be subject to future adverse market pressures. Additionally, the FHLMC is under increasing pressure to expand its role in promoting low income housing, which the Company believes may also depress the market value of the FHLMC stock. Since December 31, 1998, the Bank's FHLMC stock portfolio declined in value approximately 17%. The Bank intends to invest the proceeds of these sales in higher yielding investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the three months ended June 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 12, 1999, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on:

Proposal I - Election of Directors:

Nominees                                For                         Withheld
--------                                ---                         --------

Boyd M. Clark                         2,896,408                       57,565
John Noble Hall, Jr.                  2,889,308                       64,665

There were no abstentions or broker non-votes.

Proposal II - Approval of the HopFed Bancorp, Inc. 1999 Stock Option Plan:

                  For                    Against                   Abstain
                  ---                    -------                   -------
              1,708,117                  254,050                    32,672

There were 961,884 broker non-votes.

Proposal III - Approval of  the HopFed Bancorp, Inc. 1999 Management Recognition
Plan:

                  For                    Against                   Abstain
                  ---                    -------                   -------
              1,617,271                  332,913                    44,655

There were 961,884 broker non-votes.

ITEM 5.  OTHER INFORMATION

     On June 18, 1999, the Company announced that the Board of Directors had elected Gilbert E. Lee and Harry J. Dempsey, M.D. as directors of the Company. The Board determined to increase the size of the Board to eight members and elect Mr. Lee and Dr. Dempsey because of the recent deaths of John Noble Hall, Jr. and Chester K. Wood. Mr. Lee and Dr. Dempsey were also elected as directors of the Bank.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HOPFED BANCORP, INC.

Date:  August 9, 1999         /s/ Bruce Thomas
                              --------------------------------------------------
                              Bruce Thomas
                              President and Chief Executive Officer

Date:  August 9, 1999         /s/ Peggy R. Noel
                              --------------------------------------------------
                              Peggy R. Noel
                              Executive Vice President, Chief Financial
                              Officer and Chief Operations Officer