Form 10-Q
period 1999-09-30
HOPFED BANCORP INC
filed 1999-11-15
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-23667
                          ---------

                              HOPFED BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          61-1322555
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky              42240
----------------------------------------------------            ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (270) 885-1171
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

         As of September 30, 1999, 4,098,162 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statements of Financial Condition as of September 30, 1999
             and December 31, 1998...........................................  1

    Consolidated Statements of Income for the Three-Month and Nine-Month
             Periods Ended September 30, 1999 and 1998.......................  2

    Consolidated Statements of Comprehensive Income for the Three-Month
             and Nine-Month Periods Ended September 30, 1999 and 1998........  3

    Consolidated Statements of Cash Flows for the Nine-Month
             Periods Ended September 30, 1999 and 1998.......................  4

    Notes to Unaudited Condensed Financial Statements........................  5

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations.................................  6

Item 3.  Quantitative and Qualitative Disclosures About

          Market Risk........................................................ 12

SIGNATURES................................................................... 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          September 30,   December 31,
                             ASSETS                                           1999            1998
                                                                              ----            ----
                                                                           (Unaudited)
                                                                                  (In thousands)

Cash and due from banks........................................          $     2,622       $     1,905
Interest-bearing deposits in Federal
  Home Loan Bank ("FHLB")......................................                   74               214
Federal funds sold.............................................                8,586             9,685
Investment securities available for sale.......................               79,889            68,139
Investment securities held to maturity
   (Estimated market values of $10,569 and
   $27,634 at September 30, 1999 and
   December 31, 1998, respectively)............................               10,376            27,354
Loans receivable, net..........................................              113,530           108,807
Accrued interest receivable....................................                  960             1,157
Premises and equipment, net....................................                2,506             2,546
Other assets...................................................                   93               225
                                                                           ---------         ---------
         Total assets..........................................            $ 218,636         $ 220,032
                                                                           =========         =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.....................................................             $153,691         $ 154,816
  Federal income taxes.........................................                2,064             3,269
  Advance payments from borrowers for taxes and insurance.....                   319               166
  Other liabilities............................................                2,131               648
                                                                           ---------         ---------
         Total liabilities.....................................              158,205           158,899
                                                                           ---------         ---------

Shareholders' equity:
  Common stock.................................................                   41                40
  Additional paid in capital...................................               40,924            39,546
  Retained earnings, substantially restricted..................               22,702            18,984
  Unallocated ESOP shares.....................................                (2,860)           (2,933)
  Accumulated other comprehensive income (loss)................                 (376)            5,496
                                                                           ---------         ---------
         Total shareholders' equity............................               60,431            61,133
                                                                           ---------         ---------
            Total liabilities and shareholders' equity.........            $ 218,636         $ 220,032
                                                                           =========         =========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     For the Three Months                    For the Nine Months
                                                      Ended September 30,                    Ended September 30,
                                            --------------------------------------    -----------------------------------
                                                  1999                  1998               1999                1998
                                            -----------------    -----------------    ---------------     ---------------
                                                           (Dollars in thousands, except per share data)
Interest income:
     Interest on loans......................    $     2,072         $   2,080            $     6,244         $     6,172
     Interest and dividends on investments..          1,308             1,254                  3,611               3,470
     Time deposit interest income...........            115               245                    646               1,846
                                                -----------         ---------            -----------         -----------
  Total interest income.....................          3,495             3,579                 10,501              11,488
                                                -----------         ---------            -----------         -----------
Interest expense:
     Interest on deposits...................          1,762             1,864                  5,299               6,155
                                                -----------         ---------            -----------         -----------

Net interest income.........................          1,733             1,715                  5,202               5,333
Provision for loan losses...................              5                 5                     15                  15
                                                -----------         ---------            -----------         -----------
Net interest income after provision
     for loan losses........................          1,728             1,710                  5,187               5,318
                                                -----------         ---------            -----------         -----------
Other income:
     Loan and other service fees............            123               127                    342                 369
     Securities gains.......................          6,524                --                  6,524                  --
     Other, net.............................             13                12                     43                  50
                                                -----------         ---------            -----------         -----------
     Total other income.....................          6,660               139                  6,909                 419
                                                -----------         ---------            -----------         -----------
Noninterest expense:
     Salaries and benefits..................          1,127               343                  4,087               1,049
     Federal insurance premium..............             22                40                     68                 117
     Occupancy expense, net.................             48                43                    142                 130
     Data processing........................             41                29                    106                  85
     Other operating expenses...............            199               139                    577                 414
                                                -----------         ---------            -----------         -----------
     Total other expenses...................          1,437               594                  4,980               1,795
                                                -----------         ---------            -----------         -----------

Income before income taxes..................          6,951             1,255                  7,116               3,942
Income tax expense..........................          2,404               426                  2,553               1,351
                                                -----------         ---------            -----------         -----------
Net income..................................    $     4,547         $     829            $     4,563         $     2,591
                                                ===========         =========            ===========         ===========

Basic net income per share..................    $      1.19         $    0.22            $      1.21         $      0.70
Diluted net income per share................    $      1.19         $    0.22            $      1.21         $      0.70
Dividends per share.........................    $     0.075         $   0.075            $     0.225         $     0.075

Weighted average:
     Common shares..........................      4,098,162         4,033,625              4,066.957           4,033,625
     Less: unallocated ESOP Shares..........        286,447           322,690                288,896             322,690
                                                -----------       -----------            -----------         -----------
                                                  3,811,715         3,710,935              3,778,061           3,710,935
                                                ===========       ===========            ===========         ===========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                      HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   For the Three Months         For the Nine Months
                                                   Ended September 30,          Ended September 30,
                                                 -------------------------    -------------------------
                                                   1999           1998          1999           1998
                                                 ----------    -----------    ---------     -----------
                                                                    (In Thousands)
Net income                                        $4,547       $   829         $4,563       $  2,591

Other comprehensive income, net of tax
    Unrealized holding gains (losses) arising
      during period net of tax effect of ($219)
      and $234 for the three months ended
      September 30, 1999 and 1998, respectively,
      and ($807) and $458 for the nine months
      ended September 30, 1999 and 1998,            (425)          455         (1,566)           889
      respectively.

    Less:reclassification adjustment for gains
         included in net income net of tax effect
         of $2,218 for each of the three months
         and nine months ended September 30,
         1999.                                    (4,306)            0         (4,306)            0
                                                 -------       -------        -------      --------
Comprehensive income (loss)                      $  (184)      $ 1,284        $(1,309)     $  3,480
                                                 =======       =======        =======      ========

       See Accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                   ------------------------------
                                                                       1999             1998
                                                                   --------------    ------------
                                                                          (In thousands)

Cash flows from operating activities:
     Net income...........................................         $   4,563         $   2,591
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income taxes................................                34                17
     Provision for loan losses............................                15                15
     Provision for depreciation...........................                84                70
     FHLB stock dividend..................................              (100)              (95)
     Amortization of investment security premiums.........                27                 2
     Accretion of investment security discounts...........              (260)              (16)
     Gain on sale of investments..........................            (6,524)               --
     Unallocated ESOP shares..............................                87                --
     MRP shares...........................................             1,291                --
(Increase) decrease in:
     Accrued interest receivable..........................               197                86
     Other assets.........................................               131               330
Increase (decrease) in:
     Current income taxes payable.........................             1,786              (210)
     Accrued expenses and other liabilities...............             1,483              (650)
                                                                   ----------        ---------
     Net cash provided by operating activities............             2,814             2,140
                                                                   ---------         ---------
Cash flows from investing activities:
     Net decrease in time deposits........................                --             2,000
     Net decrease in interest earning deposits in FHLB....               140             3,898
     Net decrease in federal funds sold...................             1,099           139,228
     Proceeds from maturities of held-to-maturity securities          16,986            19,699
     Proceeds from sale of available-for-sale securities..            37,200             7,729
     Purchases of available-for-sale securities...........           (50,998)          (40,078)
     Net increase in loans................................            (4,738)           (3,931)
     Purchases of premises/equipment......................               (43)             (255)
     Proceeds from sale of equipment......................                --                 7
                                                                   ---------         ---------
     Net cash (used) provided by investing activities.....              (354)          128,297
                                                                   ---------         ---------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits...........             1,739          (151,310)
     Net decrease in time deposits........................            (2,863)          (15,299)
     Increase in advance payments by
       borrowers for taxes and insurance..................               153               186
     Net proceeds from issuance of stock..................                --            36,188
     Net dividends paid...................................              (845)             (303)
     Payment on loan to ESOP..............................                73                --
                                                                   ---------         ---------

     Net cash used in financing activities................            (1,743)         (130,538)
                                                                   ---------         ---------

Increase (decrease) in cash and cash equivalents..........               717              (101)
Cash and cash equivalents, beginning of period............             1,905             1,264
                                                                   ---------         ---------
Cash and cash equivalents, end of period..................             2,622             1,163
                                                                   =========         =========
Supplemental disclosures of cash flow information:
     Cash paid for income taxes...........................         $     600         $   1,535
                                                                   =========         =========
     Cash paid for interest...............................         $   5,298         $   6,656
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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 1999, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

     Total assets decreased by $1.4 million, from $220.0 million at December 31, 1998 to $218.6 million at September 30, 1999. Securities held to maturity declined $17.0 million due to various issues maturing. At September 30, 1999, a substantial portion of these funds were reinvested in securities available for sale, which increased $11.8 million, and net loans receivable, which increased by $4.7 million.

     At September 30, 1999, deposits decreased to $153.7 million from $154.8 million at December 31, 1998, a net decrease of $1.1 million. The average cost of deposits for each of the three and nine months ended September 30, 1999 was 4.65%, compared to 4.65% for the year ended December 31, 1998. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in the Bank's market area.

     The loan portfolio increased by $1.7 million and $4.7 million during the three and nine months ended September 30, 1999, respectively. Net loans totaled $113.5 million and $108.8 million at September 30, 1999 and December 31, 1998, respectively. The increase in the loan activity during the three and nine months ended September 30, 1999 was primarily due to efforts to increase loan originations using funds currently held in investment securities. For the three and nine months ended September 30, 1999, the average yield on loans was 7.35% and 7.50%, respectively, compared to 7.82% for the year ended December 31, 1998.

     At September 30, 1999, investments classified as "held to maturity" were carried at amortized cost of $10.4 million and had an estimated fair market value of $10.6 million, and securities classified as "available for sale" had an estimated fair market value of $79.9 million.

     In August 1999, the Bank sold 100% of its Federal Home Loan Mortgage Corporation ("FHLMC") stock portfolio (123,072 shares) in open market transactions and realized an after-tax gain on such sales of approximately $4.3 million. The FHLMC stock had been recorded at its fair market value with the associated unrealized gains recorded in the Company's consolidated net worth. The sales were undertaken in recognition that the FHLMC stock had appreciated significantly over the last several years. Although the FHLMC has benefited from higher levels of mortgage loans fostered by lower interest rates in recent years, as a result of an uncertainty over the direction of interest rates and an apparent slowing of mortgage loan originations in general, the Company believed that the FHLMC stock would be subject to future adverse market pressures. Additionally, the FHLMC is under increasing pressure to expand its role in promoting low income housing, which the Company believed may also depress the market value of the FHLMC stock. From December 31, 1998 to the date of sale, the Bank's FHLMC stock portfolio declined in value approximately 17%. Proceeds of these sales were invested in higher yielding investments.

     The allowance for loan losses totaled $273,000 at September 30, 1999, an increase of $15,000 from the allowance of $258,000 at December 31, 1998. The ratio of the allowance for loan losses to loans was 0.24% at each of September 30, 1999 and December 31, 1998. Also at September 30, 1999, non-performing loans were $557,000, or 0.49% of total loans, compared to non-performing loans of $287,000, or 0.26% of total loans, at December 31, 1998, and the ratio of allowance for loan losses to non-performing loans at September 30, 1999 and December 31, 1998 was 49.0% and 90.0%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     NET INCOME. Net income for the nine months ended September 30, 1999 was $4.6 million, compared to net income of $2.6 million for the nine months ended September 30, 1998. Excluding the gain on sale of FHLMC stock, net income for the nine months ended September 30, 1999, would have been approximately $257,000. During the nine months ended September 30, 1999, the Company incurred additional compensation expense of $2.1 million attributable to additional employee benefits which were approved at the 1999 Annual Meeting of Stockholders. The Company also incurred a decrease in time deposit interest income due to the elimination of net earnings on subscription funds received in the conversion to stock form.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1999 was $5.2 million, compared to $5.3 million for the nine months ended September 30, 1998. The decrease in net interest income for the nine months ended September 30, 1999 was primarily due to the elimination of net earnings on subscription funds received in the conversion. For the nine months ended September 30, 1999, the average yield on total interest-earning assets was 6.54%, compared to 6.25% for the nine months ended September 30, 1998, and the average cost of interest-bearing liabilities was 4.65% for the nine months ended September 30, 1999, compared to 4.19% for the nine months ended September 30, 1998. As a result, the interest rate spread for the nine months ended September 30, 1999 was 1.89%, compared to 2.06% for the nine months ended September 30, 1998, and net yield on interest-earning assets was 3.24% for the nine months ended September 30, 1999, compared to 2.90% for the nine months ended September 30, 1998.

     INTEREST INCOME. Interest income decreased by $987,000, from $11.5 million to $10.5 million, or by 8.6%, during the nine months ended September 30, 1999 compared to the same period in 1998. This decrease primarily resulted from elimination of subscription funds received in the conversion. The average balance of securities held to maturity declined $23.8 million, from $39.1 million during the nine months ended September 30, 1998 to $15.3 million during the nine months ended September 30, 1999. Overall, average total interest-earning assets decreased $31.0 million, or 12.7%, from September 30, 1998 to September 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 125.08% for the nine months ended September 30, 1998 to 140.76% for the nine months ended September 30, 1999.

     INTEREST EXPENSE. Interest expense decreased $856,000, or 13.9%, to $5.3 million for the nine months ended September 30, 1999, compared to $6.2 million for the same period in 1998. The decrease was attributable to interest expense of approximately $400,000 which was paid in 1998 on subscriptions for common stock in the conversion. The average cost of interest-bearing deposits increased from 4.19% during the nine months ended September 30, 1998 to 4.65% during the nine months ended September 30, 1999. Over the same period, the balance of deposits decreased $803,000, from $151.9 million at September 30, 1998 to $151.1 million at September 30, 1999, or 0.53%.

     OTHER INCOME. Other income increased $6.5 million to $6.9 million for the nine months ended September 30, 1999, compared to $419,000 for the nine months ended September 30,1998. The increase was attributable to a $6.5 million gain on the sale of FHLMC stock.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $15,000 provision for loan loss was required for the nine months ended September 30, 1999, compared to an additional $15,000 provision for the nine months ended September 30, 1998.

     NON-INTEREST EXPENSE. There was a $3.2 million increase in total non-interest expense in the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to a $3.0 million increase in salaries and benefits.

     INCOME TAXES. The Bank's effective tax rate for the nine months ended September 30, 1999 was 35.9%, compared to 34.3% for the same period in 1998. The abnormally high effective tax rate for the nine months ended September 30, 1999, was attributable to $398,000 of expenses being non-deductible for tax purposes. The increase in income tax expense of $1.2 million in the nine months ended September 30, 1999, compared to the same period in 1998 was primarily due to an increase of $3.2 million in income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     NET INCOME. Net income for the three months ended September 30, 1999 was $4.5 million, compared to net income of $829,000 for the three months ended September 30, 1998. Excluding the gain on sale of FHLMC stock, net income for the three months ended September 30, 1999, would have been approximately $241,000. During the three months ended September 30, 1999, the Company incurred additional compensation expense resulting from additional employee benefits which were approved at the 1999 Annual Meeting of Stockholders.

     NET INTEREST INCOME. Net interest income was $1.7 million for each of the three months ended September 30, 1999 and 1998. For the three months ended September 30, 1999, the average yield on total interest-earning assets was 6.55%, compared to 6.84% for the three months ended September 30, 1998, and its average cost of interest-bearing liabilities was 4.65% for the three months ended September 30, 1999, compared to 4.87% for the three months ended September 30, 1998. As a result, the interest rate spread for the three months ended September 30, 1999 was 1.90%, compared to 1.97% for the three months ended September 30, 1998, and the net yield on interest-earning assets was 3.25% for the three months ended September 30, 1999, compared to 3.33% for the three months ended September 30, 1998.

     INTEREST INCOME. Interest income decreased slightly, from $3.6 million to $3.5 million, during the three months ended September 30, 1999, compared to the same period in 1998. The average balance of securities held to maturity declined $22.8 million, from $33.6 million during the three months ended September 30, 1998 to $10.8 million during the three months ended September 30, 1999. In addition, average time deposits and other interest-earning cash deposits decreased $7.9 million, from $17.5 million at September 30, 1998 to $9.6 million at September 30, 1999. Overall, average total interest-earning assets increased $1.3 million, or 0.62%, from September 30, 1998 to September 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 138.54% for the three months ended September 30, 1998 to 140.66% for the three months ended September 30, 1999.

     INTEREST EXPENSE. Interest expense decreased slightly, to $1.8 million for the three months ended September 30, 1999, compared to $1.9 million for the same period in 1998. The average cost of average interest-bearing deposits decreased from 4.87% during the three months ended September 30, 1998 to 4.65% during the three months ended September 30, 1999. Over the same period, the average balance of deposits decreased $1.4 million, from $153.1 million at September 30, 1998 to $151.7 million at September 30, 1999, or 0.90%.

     PROVISION FOR LOAN LOSSES. The Bank determined that an additional $5,000 provision for loan loss was required for the three months ended September 30, 1999, compared to an additional $5,000 provision for the three months ended September 30, 1998.

     OTHER INCOME. Other income increased $6.5 million to $6.7 million for the three months ended September 30,1999, compared to $139,000 for the three months ended September 30, 1998. The increase was attributable to a $6.5 million gain on the sale of FHLMC stock.

     NON-INTEREST EXPENSE. There was a $843,000 increase in total non-interest expense in the three months ended September 30, 1999 compared to the same period in 1998, primarily due to a $784,000 increase in salaries and benefits.

     INCOME TAXES. The effective tax rate for the three months ended September 30, 1999 was 34.6%, compared to 33.9% for the same period in 1998. The increase in income tax expense of $2.0 million in the three months ended September 30, 1999 compared to the same period in 1998 was primarily due to a $5.7 million increase in income.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no business other than that of the Bank and investing funds held by it. Management of the Company believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its operations and liquidity needs . However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, earnings on investment securities, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At September 30, 1999, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30, 1999, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 1999.

                                                 Amount          Percent
                                                 ------          -------
                                                 (Dollars in thousands)

    Tangible Capital . . . . . . . . . .        $41,143           20.37%
    Core Capital . . . . . . . . . . . .         41,143           20.37
    Risk-Based Capital . . . . . . . . .         41,416           54.33

     At September 30, 1999, the Bank had outstanding commitments to originate loans totaling $1.4 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 1999 totaled $71.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

     During the three month period ended September 30, 1999, the Company declared and paid a dividend of $.075 per share of Common Stock, or a total dividend of $307,000.

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

     As of September 30, 1999, the Company had incurred approximately $41,000 in direct compliance costs associated with the Year 2000 Problem. The Company estimates that $45,000 will approximate total direct compliance costs through the Year 2000. The Company does not separately track internal costs incurred for Year 2000 compliance, such costs are principally related to payroll expenditures. Funding for such costs has been and will be derived from normal operating cash flow.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the nine months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOPFED BANCORP, INC.


Date:  November 15, 1999                /s/ Bruce Thomas
                                       -----------------------------------------
                                       Bruce Thomas
                                       President and Chief Executive Officer



Date:  November 15, 1999                /s/ Peggy R. Noel
                                       -----------------------------------------
                                       Peggy R. Noel
                                       Executive Vice President, Chief Financial
                                       Officer and Chief Operations Officer