Form 10-K
period 1999-12-31
HOPFED BANCORP INC
filed 2000-04-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number        000-23667
                       ----------------------------

                              HOPFED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)
                   Delaware                              61-1322555
-------------------------------                   ---------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2700 Fort Campbell Boulevard, Hopkinsville, KY                  42240
-----------------------------------------------            -----------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (270) 885-1171.

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is traded on the Nasdaq Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($11.25 per share) at which the stock was sold on March 31, 2000, was approximately $41,614,819. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 31, 2000, 3,993,592 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 1999.
Part III:
Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

     In February 1998, HopFed Bancorp, Inc. ( the "Company") issued and sold 4,033,625 shares of common stock, par value $.01 per share (the "Common Stock"), in connection with the conversion of Hopkinsville Federal Savings Bank (the "Bank") from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank's capital stock to HopFed Bancorp, Inc. (the "Company"). The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the "Conversion."

HOPFED BANCORP, INC.

     HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. The Company's assets primarily consist of the outstanding capital stock of the Bank and a portion of the net proceeds of the Conversion. The Company's principal business is overseeing the business of the Bank and investing the portion of the net Conversion proceeds retained by it. The Company has registered with the Office of Thrift Supervision ("OTS") as a savings and loan holding company. See "Regulation - Regulation of the Company."

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

     The  Company's   executive  offices  are  located  at  2700  Fort  Campbell
Boulevard, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171.

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

LENDING ACTIVITIES

     General. The total gross loan portfolio totaled $115.7 million at December 31, 1999, representing 55.7% of total assets at that date. Substantially all loans are originated in the Bank's market area. At December 31, 1999, $88.2 million, or 76.3% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $12.4 million, or 10.7% of the loan portfolio at December 31, 1999, and multi-family residential loans, which were $2.2 million, or 1.9% of the loan portfolio at December 31, 1999. At December 31, 1999, construction loans were $5.7 million, or 4.9% of the loan portfolio, and consumer loans totaled $7.2 million, or 6.2% of the loan portfolio.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 1999, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                     At December 31,
                            ---------------------------------------------------------------------------------------------------
                                   1999                  1998               1997                1996                1995
                            -----------------     -----------------  -----------------   -----------------   -----------
                             Amount     Percent    Amount   Percent   Amount   Percent    Amount   Percent   Amount   Percent
                             ------     -------    ------   -------   ------   -------    ------   -------   ------   -------
                                                                  (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
   One-to-four family
     residential........    $  88,248     76.3%  $ 88,954     80.6%  $ 83,229   78.7%    $77,318     79.6%  $70,417     81.5%
   Multi-family
     residential........        2,165      1.9%     1,539      1.4%     2,359    2.2%      1,466      1.5%      492      0.6%
   Construction.........        5,706      4.9%     4,626      4.2%     5,166    4.9%      5,389      5.6%    4,062      4.7%
   Non-residential (1)..       12,398     10.7%     8,260      7.5%     7,593    7.2%      5,467      5.6%    5,107      5.9%
                            ---------    ------  --------    ------  --------  ------    -------    ------  -------    ------
     Total real estate
        loans...........      108,517     93.8%   103,379     93.7%    98,347   93.0%     89,640     92.3%   80,078     92.7%
                            =========    ======  ========   =======  ========  ======    =======   =======   ======   =======
Consumer loans:
   Secured by deposits..        2,525      2.2%     2,280      2.1%     3,081    2.9%      3,484      3.6%    3,324      3.8%
   Other consumer loans.        4,670      4.0%     4,586      4.2%     4,298    4.1%      4,004      4.1%    3,016      3.5%
                            ---------    ------  --------    ------  --------  ------    -------    ------  -------    ------
     Total consumer loans       7,195      6.2%     6,866      6.3%     7,379    7.0%      7,488      7.7%    6,340      7.3%
                            ---------    ------  --------    ------  --------  ------    -------    ------  -------    ------
                              115,712    100.0%   110,245    100.0%   105,726  100.0%     97,128    100.0%   86,418    100.0%
                                         ======              ======            ======               ======             ======

Less:.Loans in process.         1,902               1,180               2,019              1,415              1,541
     Allowance for loan
       losses...........          278                 258                 237                217(2)             122
                            ---------            --------            --------            -------            -------
   Total................    $ 113,532            $108,807            $103,470            $95,496            $84,755
                            =========            ========            ========            =======            =======

---------------------------
(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.
(2) Increase in allowance for loan loss reflects $100,000 provision in 1996 based upon management's assessment of risks associated with increased loan growth and increased emphasis on consumer lending. See "--Nonperforming Loans and Other Assets."

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity, dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                Due after     Due after 5    Due after
                                                               3 through 5    through 10     10 through    Due after
                                  Due during the year ending   years after    years after     15 years      15 years
                                         December 31,          December 31,  December 31,      after         after
                              -------------------------------  ------------  ------------    December 31,  December 31,
                                                                                             ------------  ------------
                                2000       2001       2002         1999          1999           1999          1999        Total
                                ----       ----       ----         ----          ----           ----          ----        -----
                                                                         (In thousands)
One-to-four family
residential...............     $2,705     $1,215     $1,201       $2,124          $  9,665    $22,495       $48,398     $  87,803
Multi-family residential..         --         --         --           --                --        790         1,375         2,165
Construction..............      4,077         --         --           --                --         --            --         4,077
Non-residential...........        614         55         --          649               888      4,250         5,836        12,292
Consumer..................      2,399        526      1,214        2,615               441         --            --         7,195
                               ------     ------     ------       ------          --------    -------       -------     ---------
   Total..................     $9,795     $1,796     $2,415       $5,388          $ 10,994    $27,535       $55,609     $ 113,532
                               ======     ======     ======       ======          ========    =======       =======     =========

                                       2

     The following table sets forth at December 31, 1999, the dollar amount of all loans due one year or more after December 31, 1999 which had predetermined interest rates and have floating or adjustable interest rates.

                                        Predetermined             Floating or
                                            Rate                Adjustable Rate
                                      -----------------        ----------------
                                                    (In thousands)
One-to-four family residential.....        $15,579                 $69,519
Multi-family residential...........             --                   2,165
Construction.......................             --                      --
Non-residential....................             --                  11,678
Consumer...........................          4,796                      --
                                           -------                 -------
   Total...........................        $20,375                 $83,362
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

                                                 Year Ended December 31,
                                          --------------------------------------
                                             1999          1998         1997
                                             ----          ----         ----
                                                        (In thousands)
Loan originations:
   One-to-four family residential          $  16,474   $  24,406     $ 14,578
   Multi-family residential......                686         204        1,115
   Construction..................              2,470       1,749        6,302
   Non-residential...............              4,970       1,056          372
   Consumer......................              5,922       5,324        7,472
                                           ---------   ---------     --------
     Total loans originated......             30,522      32,739       29,839
                                           ---------   ---------     --------

Loan principal reductions:
   Loan principal repayments.....             25,797      27,403       21,865
                                           ---------   ---------     --------
Net increase in loan portfolio...          $   4,725   $   5,336     $  7,974
                                           =========   =========     ========

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank's loans to one borrower were limited to $6.6 million at December 31, 1999. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31,1999, the Bank's largest lending relationship was $2.6 million. The loans are to a local real estate developer and his business associate and are primarily for the development of apartments, the purchase of lots for residential construction, and construction of one-to-four residential housing. All loans within this relationship were current and performing in accordance with their terms at December 31, 1999.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 1999, one-to-four family residential mortgage loans, totaled approximately $88.2 million, or 76.3% of the Bank's loan portfolio. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

     The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 1999, 81.7% of one-to-four family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. A borrower may also obtain a loan in which the maximum annual adjustment is 0.5% with a higher initial rate. Prior to August 1, 1997, rate adjustments on the Bank's adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank has changed to a one-year Treasury bill constant maturity, which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. The adjustable rate mortgage loans offered by the Bank also provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. Such initial rates, also referred to as "teaser rates," often reflect a discount from the prevailing rate greater than the 1.0-% maximum adjustment allowed each year. As a result, the Bank may not be able to restore the interest rate of a loan with a teaser rate to its otherwise initial loan rate until at least the second adjustment period that occurs at the beginning of the third year of the loan. Further, in a rising interest rate environment, the Bank may not be able to adjust the interest rate of the loan to the prevailing market rate until an even later period because of the combination of the teaser discount and the 1% limitation on annual adjustments.

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

     The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. At December 31, 1999, only $15.6 million, or 13.7%, of the Bank's loan portfolio, consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowing."

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

     Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to four- family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank's market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 1999, the Bank's loan portfolio included $5.7 million of loans secured by properties under construction, including construction/permanent loans structured to
become   permanent  loans  upon  the  completion  of  construction  and  interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

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

     Multi-Family Residential and Non-Residential Real Estate Lending. The Bank's multi-family residential loan portfolio consists of adjustable rate loans secured by real estate. At December 31,1999 the Bank had $2.2 million of multi-family residential loans, which amounted to 1.9% of the Bank's loan portfolio at such date. The Bank's non-residential real estate portfolio generally consists of adjustable rate loans secured by first mortgages on residential lots and rental property. In each case, such property is located in the Bank's market area. At December 31, 1999, the Bank had approximately $12.4 million of such loans, which comprised 10.7% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans. The Bank currently does not intend to significantly expand multi-family residential or non-residential real estate lending, but may do so if opportunities arise in the future.

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

     Consumer and Other Lending. The consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 1999, loans on deposit accounts totaled $2.5 million, or 2.2% of the Bank's loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 95% of the value of the property but require private mortgage insurance on 100% of the value of the property. The Bank is attempting to grow its portfolio of consumer loans.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1999, there were approximately $7,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Bank's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

NON-PERFORMING LOANS AND OTHER PROBLEM ASSETS

     The Bank's non-performing loans totaled .05% of total assets at December 31, 1999. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days and collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank's management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves.

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

                                                            At December 31,
                                  ----------------------------------------------------------------
                                        1999         1998         1997         1996          1995
                                        ----         ----         ----         ----          ----
                                                          (Dollars in thousands)

Accruing loans which are
  contractually past due 90
  days or more:
   Residential real estate...        $     51     $    268     $    140    $    266       $   133
   Consumer..................               7           19           23          --             1
                                     --------     --------     --------    --------       -------
     Total...................        $     58     $    287     $    163    $    266       $   134
                                     --------     --------     --------    --------       -------
     Total non-performing
       loans.................        $     58     $    287     $    163    $    266       $   134
                                     ========     ========     ========    ========       =======

Percentage of total loans....           0.05%        0.26%        0.16%       0.28%         0.16%
                                     ========     =========    =========   ========       =======

     At December 31, 1999, the Bank had no loans accounted for on a non-accrual basis, no other non-performing assets and no real estate owned.

     At December 31, 1999, the Bank had no loans outstanding which were classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. Also, the Bank had no impaired loans under SFAS 114/118. As such, the impact of adopting these statements was not significant to the Bank.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1999, the Bank had $9,922 in assets classified as special mention, $58,026 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                       Year Ended December 31,
                                            --------------------------------------------
                                             1999    1998      1997     1996       1995
                                             ----    ----      ----     ----       ----
                                                        (Dollars in thousands)
Balance at beginning of period ..........   $ 258    $ 237    $ 217    $ 122     $ 122

Loans charged off:
   Real estate mortgage:
   Residential ..........................      --       --       --       (5)       --
                                            -----    -----    -----    -----     -----
Total charge-offs .......................      --       --       --       (5)       --
                                            -----    -----    -----    -----     -----
Recoveries ..............................      --       --       --       --        --
                                            -----    -----    -----    -----     -----
Net loans charged off ...................      --       --       --       (5)       --
                                            -----    -----    -----    -----     -----
Provision for loan losses ...............   $  20    $  21       20      100        --
                                            -----    -----    -----    -----     -----
Balance at end of period ................   $ 278    $ 258    $ 237    $ 217     $ 122
                                            =====    =====    =====    =====     =====
Ratio of net charge-offs to average loans
   outstanding during the period ........       0%       0%       0%   0.0053%       0%
                                            =====    =====    =====    ======    =====

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

                                                                       At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                   1999                       1998                        1997                        1996
                          -----------------------    -----------------------     ------------------------    -----------------------
                                     Percent of                 Percent of                   Percent of                 Percent of
                                      Loans in                   Loans in                     Loans in                   Loans in
                                        Each                       Each                         Each                       Each
                                     Category to                Category to                  Category to                Category to
                           Amount   Total Loans        Amount    Total Loans       Amount    Total Loans      Amount    Total Loans
                           ------   -----------        ------    -----------       ------    -----------      ------    -----------
                                                                   (Dollars in thousands)
One-to-four family...     $  130           76.3%     $  136        80.6%         $  186         78.7%        $   163       79.6%
Construction.........          5            4.9%          7         4.2%              6          4.9%             11        5.6%
Multi-family residential       8            1.9%          6         1.4%             12          2.2%              3        1.5%
Non-residential......         85           10.7%         71         7.5%             19          7.2%             23        5.6%
Secured by deposits..         --            2.2%         --         2.1%             --          2.9%             --        3.6%
Other consumer loans.         50            4.0%         38         4.2%             14          4.1%             17        4.1%
                          ------          ------     ------       ------         ------       -------        -------      ------
   Total allowance for
     loan losses.....     $  278          100.0%     $  258       100.0%         $  237        100.0%        $   217      100.0%
                          ======          ======     ======       ======         ======       =======        =======      ======

                                          At December 31, 1995
                                 ---------------------------------------
                                                 Percent of Loans in Each
                                     Amount       Category to Total Loans
                                     ------       -----------------------
                                 (In thousands)

One-to-four family..........       $    94                 81.5%
Construction................             5                  4.7%
Multi-family residential....             1                  0.6%
Non-residential.............            14                  5.9%
Secured by deposits.........            --                  3.8%
Other consumer loans........             8                  3.5%
                                   -------                ------
   Total allowance for
     loan losses............       $   122                100.0%
                                   =======                =====

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

     At December 31, 1999, securities with an amortized cost of $72.8 million and an approximate market value of $71.4 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

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

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors. Of the $43.3 million mortgage-backed security portfolio at December 31, 1999, approximately $22.5 million were originated through GNMA, approximately $11.0 million were originated through FNMA and approximately $9.8 million were originated through FHLMC. Mortgage-backed securities generally increase the quality of the assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     The following table sets forth the carrying value of the investment securities at the dates indicated.

                                         At December 31,
                                   ----------------------------
                                     1999      1998      1997
                                     ----      ----      ----
                                          (In thousands)
Securities available for sale:
   FHLB and FHLMC stock ........   $ 1,987   $ 9,845   $ 6,895
   U. S. government and agency
     securities (1) ............    36,120    23,065    13,000
   Mortgage-backed securities ..    33,301    35,214     6,789
   Other .......................        15        15        15
Securities held to maturity:
   U.S. government and agency
     securities (1) ............        --    13,997    31,988
   Mortgage-backed securities ..     9,958    13,357    19,578
                                   -------   -------   -------
     Total investment securities   $81,381   $95,493   $78,265
                                   =======   =======   =======

---------------------------
(1)  Primarily reflects debt securities purchased from the FHLB of Cincinnati.

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for U.S. government and agency securities in the investment portfolio at December 31, 1999. At such date, all of these securities were callable and/or due on or before December 15, 2000.

                       One Year or Less   One to Five Years   Five to Ten Years    After Ten Years    Total Investment Portfolio
                       ----------------   -----------------   -----------------    ---------------    --------------------------
                      Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average  Carrying  Market    Average
                       Value     Yield     value     Yield     Yield     Value     Value     Yield    Value     Value     Yield
                       -----     -----     -----     -----     -----     -----     -----     -----    -----     -----     -----
                                                                (Dollars in thousands)
U.S. government and
   agency securities  $     --      --%  $ 15,997    6.29%   $  7,206    6.92%    $ 14,209   7.96%    $37,412   $36,120    7.04%
                      ========  =======  ========    =====   ========    =====    ========   =====    =======   =======    =====

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

     Savings deposits in the Bank at December 31, 1999 were represented by the various types of savings programs described below.

                                                                                                         Percentage
  Interest         Minimum                                              Minimum                           of Total
    Rate*            Term                         Category               Amount        Balance            Deposits
------------  -------------------     ------------------------------   -------------  -------------     ------------
                                                                                     (In thousands)
     -- %     None                    Non-interest bearing             $     100         $2,943               1.8%
    2.5%*     None                    Demand/NOW accounts                  1.500          9,017               5.6
    2.8%      None                    Passbook accounts                       10          9,803               6.1
    3.9%*     None                    Money market deposit accounts        2,500         30,063              18.7
                                                                                       --------             -----
                                                                                         51,826              32.2
                                                                                       --------             -----
                                          Certificates of Deposit
                                      ------------------------------

    5.2%      3 months or less        Fixed-term, fixed rate                 500         19,216              11.9
    5.3%      Over 3 to 12-months     Fixed-term, fixed-rate                 500         44,572              27.7
    5.7%      Over 12 to 24-months    Fixed-term, fixed-rate                 500         35,294              21.9
    5.6%      Over 24 to 36-months    Fixed-term, fixed-rate                 500          4,388               2.8
    5.7%      Over 36 to 48-months    Fixed-term, fixed-rate                 500          2,995               1.9
    5.6%      Over 48 to 60-months    Fixed-term, fixed rate                 500          2,614               1.6
                                                                                       --------             -----
                                                                                        109,079              67.8
                                                                                       --------             -----
                                                                                       $160,905             100.0%
                                                                                       ========             ======

-----------------
* Represents weighted average interest rate.

         The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                                Year Ended December 31,
                        --------------------------------------------------------------------------------------------------------
                                     1999                               1998                                 1997
                        -------------------------------    --------------------------------    ---------------------------------
                        Interest-bearing     Time          Interest-bearing      Time          Interest-bearing      Time
                        demand deposits    deposits        demand deposits     deposits        demand deposits      deposits
                        ---------------    --------        ---------------     --------        ---------------      --------
                                                                (Dollars in thousands)
Average
  balance........       $  49,365          $103,880        $  62,414          $ 109,508        $    71,590         $ 123,429
Average
  rate...........           3.14%             5.37%            3.36%              5.39%              3.51%             5.52%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                               Increase                                       Increase
                               Balance at                  (Decrease) from      Balance at                (Decrease) from
                              December 31,       % of         December 31,     December 31,      % of       December 31,
                                  1999         Deposits          1998              1998         Deposits        1997
                                  ----         --------          ----              ----         --------        ----
                                                                 (Dollars in thousands)
Non-interest bearing.....    $    2,943          1.8%        $     212         $    2,731          1.8%     $     768
Demand and NOW
   accounts..............         9,017          5.6%              393              8,624          5.6%          (860)
Money market.............        30,063         18.7%             (709)            30,772         19.9%       (11,292)
Passbook savings.........         9,803          6.1%             (391)            10,194          6.6%      (137,886)
Other time deposits......       109,079         67.8%            6,584            102,495         66.1%       (16,547)
                             ----------        ------        ---------         ----------      --------    ----------
   Total.................    $  160,905        100.0%        $   6,089         $  154,816        100.0%    $ (165,817)
                             ==========        ======        =========         ==========      ========    ==========

(continued)

                                Balance at                        Increase         Balance at
                              December 31,        % of        (Decrease) from     December 31,       % of
                                   1997         Deposits     December 31, 1996        1996         Deposits
                                   ----         --------     -----------------        ----         --------
                                                             (Dollars in thousands)
Non-interest bearing.....    $    1,963          0.6%        $     179          $   1,784              1.0%
Demand and NOW
   accounts..............         9,484          3.0%            1,881              7,603              4.1%
Money market.............        42,064         13.1%            5,124             36,940             20.1%
Passbook savings.........       148,080         46.2%          137,448             10,632              5.8%
Other time deposits......       119,042         37.1%           (7,826)           126,868             69.0%
                             ----------      --------        ---------          ---------            ------
   Total.................    $  320,633        100.0%        $ 136,806          $ 183,827            100.0%
                             ==========      ========        =========          =========            ======

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                                At December 31,
                          -----------------------------------------------------
                                  1999                 1998              1997
                                  ----                 ----              ----
                                               (In thousands)

 2.01 -  4.00%.......       $           211        $         212     $      39
 4.01 -  6.00%.......                94,719               92,870       102,474
 6.01 -  8.00%.......                14,149                9,413        16,529
                            ---------------        -------------     ---------
   Total.............       $       109,079        $     102,495     $ 119,042
                            ===============        =============     =========

     The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                                                            Amount Due
                                    ----------------------------------------------------------------------------------------
                                      Less Than One Year       1-2 Years         2-3 Years      After 3 Years       Total
                                      ------------------       ---------         ---------      -------------       -----
                                                                          (In thousands)
2.01 -  4.00%..................         $         211         $          --     $        --   $          --    $         211
4.01 -  6.00%..................                56,911                28,210           3,989           5,609           94,719
6.01 -  8.00%..................                 6,666                 7,084             399              --           14,149
                                        -------------         -------------     -----------   -------------    -------------
   Total.......................         $      63,788         $      35,294     $     4,388   $       5,609    $     109,079
                                        =============         =============     ===========   =============    =============

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

            Maturity Period                 Certificates of Deposit
-------------------------------------     --------------------------
                                                   (In thousands)
Three months or less.................                 $  1,166
Over three through six months........                    1,953
Over six through 12 months...........                    2,742
Over 12 months.......................                    4,518
                                                      --------
   Total.............................                 $ 10,379
                                                      ========

     Certificates of deposit at December 31, 1999 included approximately $10.4 million of deposits with balances of $100,000 or more, compared to $7.2 million and $8.1 million at December 31, 1998 and 1997, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 5 of Notes to Financial Statements.

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                           Year Ended December 31,
                                          ------------------------------------------------------
                                                1999               1998              1997
                                                ----               ----              ----
                                                               (In thousands)
Deposits...............................     $  314,635         $  211,652       $   430,943
Withdrawals............................       (314,279)          (383,743)         (301,475)
                                            ----------         ----------       -----------
Net increase (decrease) before
   interest credited...................            356           (172,091)          129,468
Interest credited......................          5,733              6,274             7,338
                                            ----------         ----------       -----------
Net increase (decrease) in savings
   deposits............................     $    6,089         $ (165,817)      $   136,806
                                            ==========         ===========      ===========

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

     The Bank is a community and retail-oriented financial institution. Management considers the Bank's branch network and reputation for financial strength and quality customer service as its major competitive advantage in attracting and retaining customers in its market area. A number of the Bank's competitors have been acquired by statewide/nationwide banking organizations. While the Bank is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes the Bank benefits by its community orientation and its long-standing relationship with many of its customers.

EMPLOYEES

     As of December 31, 1999, the Company and the Bank had 29 full-time and 5 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

REGULATION

     GENERAL. The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law. In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and the Bank's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the authorized activities of banks and their holding companies. In particular, the GLBA Act repealed the Glass-Steagall Act, which had generally prevented banks from affiliating with securities firms, and also permitted bank holding companies for the first time to affiliate with insurance companies. A new "financial holding company," which owns only well capitalized and well-managed banks, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and insurance agency activities. The financial holding company provisions of the GLB Act are not expected to have a material effect on the Company or the Bank.

     The GLB Act also places substantial restrictions on the activities of companies that apply to become savings and loan holding companies after May 4, 1999. However, the GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Under such authority, the Company's business powers are essentially unlimited, provided that the Bank remains a qualified thrift lender. However, the GLB Act further provides that a unitary thrift holding company in existence on May 4, 1999, will lose its exempt status if it or its subsidiary thrift is sold to any unaffiliated company other than another grandfathered unitary thrift holding company. The GLB Act is not expected to have a material effect on the activities in which the Company and the Bank currently engage, except to the extent that competition with banks and bank holding companies may increase as they engage in activities not permitted prior to enactment of the GLB Act.

     In addition, the GLB Act adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and new requirements for the disclosure of ATM fees imposed by banks on customers of other banks. Most of the GLB Act's provisions have delayed effective dates and require the adoption of implementing regulations to implement the statutory provisions. Accordingly, at this time the Bank is unable to predict the eventual impact of the Act on its operations.

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

     REGULATORY CAPITAL. The OTS' capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 4% of adjusted total assets (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system), a "tangible" capital requirement of

1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4%. See "-- Prompt Corrective Regulatory Action."

     The core capital, or "leverage ratio," requirement mandates that most savings institutions maintain core capital equal to at least 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits and is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs") and purchased credit card relationships. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At December 31, 1999, the Bank had no such investments.

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

     The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1999.

                                     The Bank's Capital         Capital Requirements        Excess Capital
                                   -----------------------    ----------------------    ----------------------
                                     Amount      Percent        Amount     Percent        Amount     Percent
                                     ------      -------        ------     -------        ------     -------
                                                             (Dollars in thousands)
Tangible capital..............     $  44,971      21.6%       $  3,123         1.5%     $  41,848     20.1%
Core capital..................     $  44,971      21.6%       $  8,327         4.0%     $  36,644     17.6%
Total risk-based capital......     $  45,249      58.6%       $  6,177         8.0%     $  39,072     50.6%

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

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three
"undercapitalized" categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 1999, the Bank was "well-capitalized" as defined by the regulations.

     FEDERAL DEPOSIT INSURANCE. The FDIC has adopted a risk-based insurance assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for SAIF-member institutions like the Bank depend on the capital category and supervisory category to which they are assigned and currently range from 0 basis points to 27 basis points. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. The assessment rate for FICO bond servicing is approximately .0216% of insured deposits for the year 2000.

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

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At December 31, 1999, the Bank qualified as a QTL.

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

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. Under the OTS capital distribution regulations, a savings institution that (i) qualifies for expedited treatment of applications by maintaining one of the two highest supervisory examination ratings, (ii) will be at least adequately capitalized after the proposed capital distribution and (iii) and is not otherwise restricted by applicable law in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount would require prior OTS approval.

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

     RESERVE REQUIREMENTS. Pursuant to regulations of the Federal Reserve Board (the "FRB"), all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $5.0 million of transaction accounts, and reserves equal to 3% must be maintained on the next $44.3 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1999, the Bank met its reserve requirements.

     LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. The average daily liquidity ratio of the Bank for the month ended December 31, 1999 was 58.0%.

     FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 1999 of $2.0 million. Banks and savings associations generally may obtain long-term FHLB advances only for the purpose of providing funds for residential housing finance; however, depository institutions with less than $500 million in assets may also obtain such financing for use in small business and small farm lending. At December 31, 1999, the Bank had no advances outstanding from the FHLB.

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

     As a unitary savings and loan holding company, grandfathered under the GLB Act, the Company generally is not subject to any restriction as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "Regulation - Financial Modernization Legislation" and "-- Regulation and Supervision of the Bank -- Qualified Thrift Lender Test." Upon any non-supervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for financial holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

ITEM 2.  PROPERTIES

     The following table sets forth information regarding the Bank's offices at December 31, 1999.

                                                                                                            Approximate
                                           Year Opened     Owned or Leased       Book Value (1)      Square Footage of Office
                                           -----------     ---------------       --------------      ------------------------
MAIN OFFICE:                                                                     (In thousands)
   2700 Fort Campbell Boulevard
   Hopkinsville, Kentucky 42240.....          1995              Owned              $   1,764                   16,575

BRANCH OFFICES:
   Downtown Branch Office
     605 South Virginia Street
     Hopkinsville, Kentucky  .......          1997              Owned              $     165                      756
   Murray Branch Office
     7th and Main Streets
     Murray, Kentucky...............          1969              Owned              $      64                    4,800
   Cadiz Branch Office
     352 Main Street
     Cadiz, Kentucky  ..............          1998              Owned              $     422                    2,200
   Elkton Branch Office
     West Main Street
     Elkton, Kentucky   ............          1976              Owned              $      57                    3,400
                                                                                   -----------
                                                                                   $   2,472

----------------------
(1) Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 1999, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     BRUCE THOMAS. Mr. Thomas, 62, has served as President and Chief Executive Officer of the Bank since 1992. He has been an employee of the Bank since 1962. Mr. Thomas also serves as President and Chief Executive Officer of the Company. Effective May 5, 2000, Mr. Thomas will retire as an officer and director of each of the Company and the Bank.

     PEGGY R. NOEL. Ms. Noel, 61, has served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of the Bank since 1990. She has been an employee of the Bank since 1966. Ms. Noel also serves as Vice President, Chief Financial Officer and Treasurer of the Company.

     BOYD M. CLARK. Mr. Clark, 54, has served as Senior Vice President -- Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. Effective May 5, 2000, Mr. Clark will become Acting President of each of the Company and the Bank.

     All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The   information   set  forth  under  the  caption  "Market  and  Dividend
Information" in the Company's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Information and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No.
13) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" in the Company's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Bank's Financial Statements together with the related notes and the report of York, Neel & Co. - Hopkinsville, LLP, independent public accountants, all as set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is omitted from this Report as the Company has filed a definitive proxy statement (the "Proxy Statement"), and the information included therein under "Proposal I -- Election of Directors" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

ITEM 11. EXECUTIVE COMPENSATION

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     1.   Independent Auditor's Report.

     2.   Statements of Financial Condition - December 31, 1999 and 1998.

     3.   Statements of Income for the Years Ended  December 31, 1999,  1998 and
          1997.

     4. Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

     5. Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

     6.   Notes to Financial Statements.

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

          Exhibit No. 2. Plan of  Conversion  of  Hopkinsville  Federal  Savings
          Bank.   Incorporated   herein  by   reference  to  Exhibit  No.  2  to
          Registrant's Registration Statement on Form S-1 (File No. 333-30215).

          Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit No. 3.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

          Exhibit No. 3.2. Bylaws. Incorporated herein by reference to Exhibit No. 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

          Exhibit No. 10.1. Employment Agreements by and between Hopkinsville Federal Savings Bank and Bruce Thomas, Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

          Exhibit No. 10.2. Employment Agreements by and between HopFed Bancorp, Inc. and Bruce Thomas, Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

          Exhibit No. 10.3. Employment Agreement Amendments by and between Hopkinsville Federal Savings Bank and Bruce Thomas, Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

          Exhibit No. 10.4. Employment Agreement Amendments by and between HopFed Bancorp, Inc. and Bruce Thomas, Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

          Exhibit No. 10.5. HopFed Bancorp, Inc. Management Recognition Plan. Incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-79391).

          Exhibit No. 10.6. HopFed Bancorp, Inc. 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-79391).

          Exhibit No. 13. Annual Report to Stockholders

          Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1999, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

          Exhibit No. 21. Subsidiaries of the Registrant.

          Exhibit No. 27. Financial Data Schedule (SEC use only)

     (b)  Current  Report on Form 8-K dated November 17, 1999,  reporting  under
          Item 5 the approval of a special cash dividend of $4.00 per share.

          Current  Report on Form 8-K dated December 15, 1999,  reporting  under
          Item 5 the approval of the termination of the Employee Stock Ownership Plan, effective December 31, 1999.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d)  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                          HOPFED BANCORP, INC.
                                            (Registrant)



Date:  April 14, 2000                     By: /s/ Bruce Thomas
                                              ---------------------
                                              Bruce Thomas
                                              President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:    SIGNATURE AND TITLE:


/s/ Bruce Thomas                                              April 14, 2000
--------------------------------------------
Bruce Thomas
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Peggy R. Noel                                             April 14, 2000
--------------------------------------------
Peggy R. Noel
Director, Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)


/s/ WD Kelley                                                 April 14, 2000
--------------------------------------------
WD Kelley
Chairman of the Board


/s/ Boyd M. Clark                                             April 14, 2000
--------------------------------------------
Boyd M. Clark
Director, Vice President and Secretary


/s/ Clifton H. Cochran                                        April 14, 2000
--------------------------------------------
Clifton H. Cochran
Director


/s/ Walton G. Ezell                                           April 14, 2000
--------------------------------------------
Walton G. Ezell
Director

/s/ Gilbert E. Lee                                            April 14, 2000
--------------------------------------------
Gilbert E. Lee
Director


/s/ Harry J. Dempsey                                          April 14, 2000
--------------------------------------------
Harry J. Dempsey
Director