Form 10-Q
period 2000-03-31
HOPFED BANCORP INC
filed 2000-05-15
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-23667
                        -----------------


                              HOPFED BANCORP, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    61-1322555
-------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky                  42240
----------------------------------------------------                 --------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (270) 885-1171
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

     As of March 31, 2000, 3,993,592 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of March 31, 2000
                  and December 31, 1999....................................... 2

         Consolidated Statements of Income for the Three-Month
                  Periods Ended March 31, 2000 and March 31, 1999............. 3

         Consolidated Statements of Comprehensive Income for
                  the Three-Month Periods Ended March 31, 2000 and 1999....... 4

         Consolidated Statements of Cash Flows for the Three-Month
                  Periods Ended March 31, 2000 and March 31, 1999............. 5

         Notes to Unaudited Condensed Financial Statements.................... 6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................... 7

Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................10

SIGNATURES....................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              HOPFED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      March 31,            December 31,
                           ASSETS                                        2000                  1999
                                                                 -------------------    ------------------
                                                                     (Unaudited)
                                                                               (In thousands)
Cash and due from banks.................................           $     2,458            $    4,537
Interest-bearing deposits in Federal Home

   Loan Bank ("FHLB")...................................                    13                   251
Federal funds sold......................................                   600                 4,100
Investment securities available for sale................                92,566                71,423
Investment securities held to maturity (Estimated market
   values of $9,597 and $10,078 at March 31, 2000
   and December 31, 1999, respectively).................                 9,461                 9,958
Loans receivable, net...................................               115,143               113,532
Accrued interest receivable.............................                 1,865                 1,095
Premises and equipment, net.............................                 2,445                 2,472
Deferred tax assets.....................................                 1,418                   515
Other assets............................................                    76                    23
                                                                   -----------            ----------
         Total assets...................................           $   226,045            $  207,906
                                                                   ===========            ==========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits.............................................           $   163,126            $  160,905
   Advances from FHLB...................................                15,525                    --
   Federal income taxes.................................                   979                   369
   Advance payments from borrowers for tax
     and insurance......................................                   228                   156
   Other liabilities....................................                 1,306                 2,130
                                                                   -----------            ----------
         Total liabilities..............................               181,164               163,560
                                                                   -----------            ----------

Stockholders' Equity:
   Common stock.........................................                    40                    39
   Additional paid in capital...........................                25,020                24,214
   Retained earnings, substantially restricted..........                21,279                20,991
   Accumulated other comprehensive loss                                (1,458)                  (898)
                                                                   -----------            ----------
         Total stockholders' equity.....................                44,881                44,346
                                                                   -----------            ----------

         Total liabilities and stockholders' equity.....           $   226,045            $  207,906
                                                                   ===========            ==========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                               ----------------------------------------------
                                                                        2000                     1999
                                                                        ----                     ----
                                                               (Dollars in thousands, except per share data)
Interest income:
   Interest on loans....................................         $     2,180              $       2,093
   Interest and dividends on investments................               1,707                      1,199
   Time deposit interest income.........................                  14                        208
                                                                 -----------              -------------
     Total interest income..............................               3,901                      3,500

Interest expense:
   Interest on deposits.................................               1,893                      1,773
   Interest on advances.................................                 185                         --
                                                                 -----------              -------------
     Total interest expense.............................               2,078                      1,773

Net interest income.....................................               1,823                      1,727
Provision for loan losses...............................                  10                          5
                                                                 -----------              -------------

Net interest income after provision for loan losses.....               1,813                      1,722
                                                                 -----------              -------------
Noninterest income:
   Loan and other service fees..........................                 115                        101
   Other, net...........................................                  12                         11
                                                                 -----------              -------------
     Total noninterest income...........................                 127                        112
                                                                 -----------              -------------
Noninterest expenses:
   Salaries and benefits................................                 566                        624
   Federal insurance premium............................                  10                         23
   Occupancy expense, net...............................                  47                         47
   Data processing......................................                  42                         37
   Other operating expenses.............................                 173                        149
                                                                 -----------              -------------
     Total noninterest expenses.........................                 838                        880
                                                                 -----------              -------------

Income before income taxes..............................               1,102                        954
Income tax expense......................................                 375                        362
                                                                 -----------              -------------
Net income..............................................         $       727              $         592
                                                                 ===========              =============

Basic net income per share..............................         $       .18              $         .16
Diluted net income per share............................         $       .18              $         .16
Dividends per share.....................................         $       .11              $        .075
                                                                 ===========              =============
Weighted average:
          Common shares.................................           3,993,592                  4,033,625
          Less:  Unallocated ESOP shares................                  --                    293,267
                                                                 -----------              -------------
                                                                   3,993,592                  3,740,358
                                                                 ===========              =============

       See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    For the Three Months Ended March 31
                                                                ------------------------------------------
                                                                        2000                   1999
                                                                        ----                   ----
                                                                              (In thousands)
Net income                                                        $       727             $      592

Other comprehensive income
   Unrealized holding losses arising during period
     net of tax effect of $288 and $316 for the
     three months ended March 31, 2000
     and 1999, respectively                                               (559)                 (614)

Less:  reclassification adjustment for gains included
           in net income                                                    0                      0
                                                                  -----------             ----------

Comprehensive income (loss)                                       $       168             $      (22)
                                                                  ===========             ==========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------
                                                                2000         1999
                                                                ----         ----
                                                                 (In thousands)
Cash flows from operating activities:
   Net income ............................................   $    727    $    592
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
     Deferred income taxes ...............................        (14)         11
     Provision for loan losses ...........................         10           5
     Depreciation ........................................         28          28
     FHLB stock dividend .................................        (35)        (32)
     Accretion of investment security discounts ..........         (4)        (12)
     Amortization of investment security premiums ........         10           7
     Earned ESOP shares ..................................         --          25
   Decrease (increase) in:
     Accrued interest receivable .........................       (770)        108
     Other assets ........................................        (53)        114
   Increase (decrease) in:
     Current income taxes payable ........................          8         196
     Accrued expenses and other liabilities ..............       (150)         69
                                                             --------    --------
     Net cash provided (used) by operating activities ....       (243)      1,111
                                                             --------    --------

Cash flows from investing activities:
   Net decrease in interest earning deposits in FHLB .....        238         214
   Net (increase) decrease in federal funds sold .........      3,500     (14,450)
   Proceeds from maturities of held-to-maturity securities        499      15,201
   Proceeds from sale of available-for-sale
     Securities ..........................................      2,086       3,292
   Purchases of available for sale securities ............    (24,049)     (5,266)
   Net increase in loans .................................     (1,620)       (811)
   Purchases of premises/equipment .......................         (2)         (4)
                                                             --------    --------
     Net cash used by investing activities ...............    (19,348)     (1,824)
                                                             --------    --------
Cash flows from financing activities:
   Net increase in demand deposits .......................        962       1,850
   Net increase (decrease) in time deposits ..............      1,260      (1,153)
   Advances from FHLB ....................................     15,525          --
   Increase in advance payments by
     borrowers for taxes and insurance ...................         72          65
   Net dividends paid ....................................       (307)       (278)
   Payment on loan to ESOP ...............................         --          22
                                                             --------    --------
     Net cash provided by financing activities ...........     17,512         506
                                                             --------    --------

Decrease in cash and cash equivalents ....................     (2,079)       (207)
Cash and cash equivalents, beginning of period ...........      4,537       1,905
                                                             --------    --------
Cash and cash equivalents, end of period .................      2,458    $  1,698
                                                             ========    ========

Supplemental disclosure of cash flow information
   Cash paid for income taxes ............................   $    381    $     --
                                                             --------    --------
   Cash paid for interest ................................   $  2,087    $  1,770
                                                             ========    ========

       See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         HopFed Bancorp, Inc. (the "Company") was formed at the direction of Hopkinsville Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company's primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

     Total assets increased by $18.1 million, from $207.9 million at December 31, 1999 to $226.0 million at March 31, 2000. Investment securities available for sale increased from $71.4 million at December 31, 1999 to $92.6 million at March 31, 2000. Federal funds sold decreased from $4.1 million at December 31, 1999, to $600,000 at March 31, 2000.

     At March 31, 2000, investments classified as "held to maturity" were carried at amortized cost of $9.5 million and had an estimated fair market value of $9.6 million, and securities classified as "available for sale" had an estimated fair market value of $92.6 million.

     The loan portfolio increased $1.6 million during the three months ended March 31, 2000. Net loans totaled $115.1 million and $113.5 million at March 31, 2000 and December 31, 1999, respectively. For the three months ended March 31, 2000, the average yield on loans was 7.67%, compared to 7.57% for the year ended December 31, 1999.

     The allowance for loan losses totaled $288,000 at March 31, 2000, an increase of $10,000 from the allowance of $278,000 December 31, 1999. The ratio of the allowance for loan losses to loans was .25% and .24% at March 31, 2000 and December 31, 1999, respectively. Also at March 31, 2000, non-performing loans were $52,000, or .05% of total loans, compared to $58,000, or .05% of total loans, at December 31, 1999, and the ratio of allowance for loan losses to non-performing loans at March 31, 2000 and December 31, 1999 was 553.8% and 479.3%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

     In 1999, the Company determined to retain its deposit base through an increase in overall deposit rates. At March 31, 2000, deposits increased to $163.1 million from $160.9 million at December 31, 1999, a net increase of $2.2 million. The average cost of deposits during the period ended March 31, 2000 and the year ended December 31, 1999 was 4.76% and 4.62%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

     NET INCOME. Net income for the three months ended March 31, 2000 was $727,000, compared to net income of $592,000 for the three months ended March 31, 1999. As discussed below, the increase in net earnings for the three months primarily resulted from a $401,000 increase in total interest income.

     NET INTEREST INCOME. Net interest income for the three months ended March 31, 2000 was $1.8 million, compared to $1.7 million for the three months ended March 31, 1999. The increase in net interest income for the three months ended March 31, 2000 was primarily due to increases of $87,000 and $508,000 in interest on loans and interest and dividends on investments, respectively. For the three months ended March 31, 2000, the Bank's average yield on average interest-earning assets was 7.33%, compared to 6.52% for the three months ended March 31, 1999, and its average cost of interest-bearing liabilities was 4.84% for the three months ended March 31, 2000, compared to 4.65% for the three months ended March 31, 1999. As a result, the Bank's interest rate spread for the three months ended March 31, 2000 was 2.49%, compared to 1.87% for the three months ended March 31, 1999, and its net yield on interest-earning assets was 3.43% for the three months ended March 31, 2000, compared to 3.22% for the three months ended March 31, 1999.

     INTEREST INCOME. Interest income increased by $401,000, from $3.5 million to $3.9 million, or by 11.5%, during the three months ended March 31, 2000 compared to the same period in 1999. This increase primarily resulted from restructuring of the investment portfolio which produced an increase of $508,000 in interest and dividends on investments. The average balance of securities available for sale increased $19.6 million from $68.7 million at March 31, 1999 to $88.3 million at March 31, 2000 while the average balance of securities held to maturity decreased $10.1 million, from $19.8 million at March 31, 1999 to $9.7 million at March 31, 2000. In addition, average time deposits and other interest-earning cash deposits decreased $15.9 million, from $17.0 million at March 31, 1999 to $1.1 million at March 31, 2000. Overall, average total interest-earning assets decreased $1.9 million, or .87%, from March 31, 1999 to March 31, 2000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 140.8% for the three months ended March 31, 1999 to 123.9% for the three months ended March 31, 2000.

     INTEREST EXPENSE. Interest expense increased $305,000, or 17.2%, to $2.1 million for the three months ended March 31, 2000, compared to $1.8 million for the same period in 1999. The increase was attributable to an increase of $120,000 in interest on deposits and interest on FHLB advances of $185,000. In January, 2000, the Bank borrowed approximately $16.0 million from the FHLB of Cincinnati in order to fund increases in loans and investments. The average cost of average interest-bearing deposits increased from 4.65% at March 31, 1999 to 4.84% at March 31, 2000. Over the same period, the average balance of deposits increased $6.8 million, from $152.4 million at March 31, 1999 to $159.2 million at March 31, 2000, or 4.43%.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $10,000 provision for loan loss was required for the three months ended March 31, 2000.

     NONINTEREST INCOME. There was a $15,000 increase in noninterest income in the three months ended March 31, 2000 compared to the same period in 1999, primarily due to a $14,000 increase in loan and other service fees.

     NONINTEREST EXPENSES. There was a $42,000 decrease in total noninterest expenses in the three months ended March 31, 2000 compared to the same period in 1999, primarily due to a $58,000 decrease in salaries and benefits.

     INCOME TAXES. The effective tax rate for the three months ended March 31, 2000 was 34.0%, compared to 37.9% for the same period in 1999. The increase in income tax expense of $13,000 in the three-month period compared to the same period in 1999 was primarily due to an increase of $148,000 in income before income taxes.

     LIQUIDITY AND CAPITAL RESOURCES. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At March 31, 2000, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At March 31, 2000, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at March 31, 2000.

                                                       At March 31, 2000
                                                       -----------------
                                                  Amount               Percent
                                                  ------               -------
                                                  (Dollars in thousands)

Tangible Capital . . . . . . . . .                $45,729               20.11%
Core Capital . . . . . . . . . . .                $45,729               20.11%
Risk-Based Capital . . . . . . . .                $46,017               54.97%

     At March 31, 2000, the Bank had outstanding commitments to originate loans totaling $1,004,000. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2000 totaled $74.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOPFED BANCORP, INC.


Date:  May 15, 2000                /s/ Boyd M. Clark
                                  ------------------
                                       Boyd M. Clark
                                       Acting President

Date:  May 15, 2000                /s/ Peggy R. Noel
                                  ------------------
                                       Peggy R. Noel
                                       Executive Vice President, Chief Financial
                                       Officer and Chief Operations Officer