Form 10-K/A
period 1999-12-31
HOPFED BANCORP INC
filed 2000-06-22
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-K/A

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
                       ----------------------------

                              HOPFED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)
          Delaware                                      61-1322555
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2700 Fort Campbell Boulevard, Hopkinsville, KY                  42240
-----------------------------------------------           -----------------
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

          Exhibit No. 21. Subsidiaries of the Registrant

          Exhibit No. 23. Consent of Independent Public Accountants

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

                                                  HOPFED BANCORP, INC.
                                                       (Registrant)



Date:  June 19, 2000                              By: /s/ Boyd M. Clark
                                                      -------------------------
                                                      Boyd M. Clark
                                                      Acting President