Form 10-Q
period 2000-06-30
HOPFED BANCORP INC
filed 2000-08-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

     As of June 30, 2000, 4,004,349 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 2000
                  and December 31, 1999....................................... 2

         Consolidated Statements of Income for the Three-Month and Six-Month
                  Periods Ended June 30, 2000 and 1999........................ 3

         Consolidated Statements of Comprehensive Income for the Three-Month
                  and Six-Month Periods Ended June 30, 2000 and 1999.......... 4

         Consolidated Statements of Cash Flows for the Six-Month
                  Periods Ended June 30, 2000 and 1999........................ 5

         Notes to Unaudited Condensed Financial Statements.................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 6

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.........................................................11

PART II.  OTHER INFORMATION
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

SIGNATURES....................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            June 30,    December 31,
                             ASSETS                           2000         1999
                                                           -----------  ------------
                                                           (Unaudited)
                                                                 (In thousands)
Cash and due from banks .................................   $   2,510    $   4,537
Interest-bearing deposits in Federal
  Home Loan Bank ("FHLB") ...............................          22          251
Federal funds sold ......................................         150        4,100
Investment securities available for sale ................      91,915       71,423
Investment securities held to maturity
   (Estimated market values of $8,906 and
   $10,078 at June 30, 2000 and
   December 31, 1999, respectively) .....................       8,810        9,958
Loans receivable, net ...................................     118,812      113,532
Accrued interest receivable .............................       2,008        1,095
Real estate owned .......................................         258           --
Premises and equipment, net .............................       2,468        2,472
Deferred tax assets .....................................       1,154          515
Other assets ............................................         429           23
                                                            ---------    ---------
         Total assets ...................................   $ 228,536    $ 207,906
                                                            =========    =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits ..............................................   $ 162,603    $ 160,905
  Advances from FHLB ....................................      18,385           --
  Federal income taxes ..................................       1,015          369
  Advance payments from borrowers for taxes and insurance         267          156
  Other liabilities .....................................       1,124        2,130
                                                            ---------    ---------
         Total liabilities ..............................     183,394      163,560
                                                            ---------    ---------
Shareholders' Equity:
  Common stock ..........................................          40           39
  Additional paid in capital ............................      25,188       24,214
  Retained earnings, substantially restricted ...........      21,477       20,991
  Accumulated other comprehensive loss ..................      (1,563)        (898)
                                                            ---------    ---------
         Total shareholders' equity .....................      45,142       44,346
                                                            ---------    ---------
            Total liabilities and shareholders' equity ..   $ 228,536    $ 207,906
                                                            =========    =========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               For the Three Months                     For the Six Months
                                                                  Ended June 30,                          Ended June 30,
                                                      --------------------------------------    -----------------------------------
                                                            2000                  1999               2000                1999
                                                      -----------------    -----------------    ---------------     ---------------
                                                                     (Dollars in thousands, except per share data)
Interest income:
     Interest on loans......................          $          2,125     $          2,079     $        4,305      $        4,172
     Interest and dividends on investments..                     1,849                1,103              3,556               2,303
     Time deposit interest income...........                         7                  323                 21                 531
                                                          -------------       --------------       ------------        ------------
           Total interest income..............                   3,981                3,505              7,882               7,006
                                                          -------------       --------------       ------------        ------------
Interest expense:
     Interest on deposits...................                     1,930                1,763              3,823               3,537
     Interest on advances...................                       292                   --                477                  --
                                                          -------------       --------------       ------------        ------------
          Total interest expense............                     2,222                1,763              4,300               3,537
                                                          -------------       --------------       ------------        ------------
Net interest income.........................                     1,759                1,742              3,582               3,469
Provision for loan losses...................                        10                    5                 20                  10
                                                          -------------       --------------       ------------        ------------
Net interest income after provision
     for loan losses........................                     1,749                1,737              3,562               3,459
                                                          -------------       --------------       ------------        ------------
Noninterest income:
     Loan and other service fees............                       120                  117                235                 219
     Other, net.............................                        19                   19                 31                  30
                                                          -------------       -------------        ------------        ------------
         Total noninterest income...........                       139                  136                266                 249
                                                          -------------       --------------       ------------        ------------
Noninterest expenses:
     Salaries and benefits..................                       595                2,336              1,161               2,960
     Federal insurance premium..............                         8                   22                 18                  46
     Occupancy expense, net.................                        49                   47                 96                  94
     Data processing........................                        40                   28                 82                  65
     Other operating expenses...............                       202                  229                375                 378
                                                          -------------       --------------       ------------        ------------
         Total noninterest expenses.........                       894                2,662              1,732               3,543
                                                          -------------       --------------       ------------        ------------
Income (loss) before income taxes...........                       994                 (789)             2,096                 165
Income tax expense (recovery)...............                       355                 (212)               730                 149
                                                          -------------       --------------       ------------        ------------
Net income (loss)...........................                       639                 (577)             1,366                  16
                                                          =============       ==============       ============        ============

Basic net income (loss) per share...........          $            .16     $           (.15)    $          .34      $          .00
Diluted net income (loss) per share.........          $            .16     $           (.15)    $          .34      $          .00
Dividends per share.........................          $            .11     $           .075     $         .185      $          .15
                                                          =============       ==============       ============        ============
Weighted Average:
     Common Shares..........................                 3,999,807            4,068,376          3,996,682      $    4,051,096
     Less: unallocated ESOP Shares...........                       --              288,426                 --             288,426
                                                          -------------       --------------       ------------        ------------
                                                             3,999,807            3,779,950          3,996,682           3,762,670
                                                          =============       ==============       ============        ============

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        For the Three Months              For the Six Months
                                                            Ended June 30                   Ended June 30
                                                     ----------------------------    -----------------------------
                                                         2000            1999            2000             1999
                                                     -------------     ----------    -------------     -----------
                                                                            (In Thousands)
Net income (loss)                                    $        639      $     (577)   $     1,366       $      16

Other comprehensive income, net of tax
  Unrealized holding gains (losses) arising
  during period net of tax effect of ($55)
  and ($271) for the three months ended
  June 30, 2000 and 1999, respectively,
  and ($343) and ($588) for the
  six months ended June 30, 2000 and
  1999, respectively                                         (106)           (527)          (665)         (1,141)

    Less:reclassification adjustment for gains
         included in net income                                 0               0              0               0
                                                        ----------        -------       ----------        --------
Comprehensive income (loss)                          $        533      $   (1,104)       $   701       $  (1,125)
                                                        ==========        =======       ==========        ========

       See accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the Six Months Ended
                                                                      June 30,
                                                              -------------------------
                                                                  2000        1999
                                                              ------------  -----------
                                                                    (In thousands)
Cash flows from operating activities:
     Net income ............................................   $  1,366    $     16
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Provision for loan losses .............................         21          10
     Provision for depreciation ............................         55          57
     FHLB stock dividend ...................................        (72)        (65)
     Accretion of investment security discounts ............         (9)        (52)
     Amortization of investment security premiums ..........         20          17
     Unallocated ESOP shares ...............................         --          58
     MRP Shares ............................................        974       1,291
(Increase) decrease in
     Accrued interest receivable ...........................       (913)        310
     Other assets ..........................................       (406)       (505)
Increase (decrease) in:
     Current income taxes payable ..........................         44          --
     Deferred income taxes .................................        306          22
     Accrued expenses and other liabilities ................     (1,139)        613
                                                               --------    --------
     Net cash provided by operating activities .............        247       1,772
                                                               --------    --------
Cash flows from investing activities:
     Net (increase) decrease in interest earning deposits
         in FHLB ...........................................        229      (1,076)
     Net decrease in federal funds sold ....................      3,950         339
     Proceeds from maturities of held-to-maturity securities      1,152      16,103
     Proceeds from sale of available-for-sale securities ...      3,606      22,534
     Purchases of available-for-sale securities ............    (25,048)    (36,678)
     Net increase in loans .................................     (5,301)     (3,065)
     Real estate acquired in settlement of loans ...........       (258)         --
     Purchases of premises/equipment .......................        (51)        (40)
                                                               --------    --------
     Net cash used in investing activities .................    (21,721)     (1,883)
                                                               --------    --------
Cash flows from financing activities:
     Net increase in demand deposits .......................        756       2,528
     Net increase (decrease) in time deposits ..............        942      (2,431)
     Advances from FHLB ....................................     18,385          --
     Increase in advance payments by
         borrowers for taxes and insurance .................        111         101
     Net dividends paid ....................................       (747)       (560)
     Payment on loan to ESOP ...............................         --          48
                                                               --------    --------
     Net cash used in financing activities .................     19,447        (314)
                                                               --------    --------
Decrease in cash and cash equivalents ......................     (2,027)       (425)
Cash and cash equivalents, beginning of period .............      4,537       1,905
                                                               --------    --------
Cash and cash equivalents, end of period ...................      2,510       1,480
                                                               ========    ========
Supplemental disclosures of cash flow information
     Cash paid for income taxes ............................   $    381    $    600
                                                               ========    ========
     Cash paid for interest ................................   $  4,316    $  3,536
                                                               ========    ========

       See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         HopFed Bancorp, Inc. (the "Company") was formed at the direction of Hopkinsville Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company's primary asset is the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank and the investment of funds held by it.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000.

         The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 1999 Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

     Total assets increased by $20.6 million, from $207.9 million at December 31, 1999 to $228.5 million at June 30, 2000. Investment securities available for sale increased from $71.4 million at December 31, 1999 to $91.9 million at June 30, 2000. Federal funds sold decreased from $4.1 million at December 31, 1999, to $150,000 at June 30, 2000.

     At June 30, 2000, investments classified as "held to maturity" were carried at amortized cost of $8.8 million and had an estimated fair market value of $8.9 million, and securities classified as "available for sale" had an estimated fair market value of $91.9 million.

     The loan portfolio increased $5.3 million during the six months ended June 30, 2000. Net loans totaled $118.8 million and $113.5 million at June 30, 2000 and December 31, 1999, respectively. For the six months ended June 30, 2000, the average yield on loans was 7.46%, compared to 7.57% for the year ended December 31, 1999.

     The allowance for loan losses totaled $299,000 at June 30, 2000, an increase of $21,000 from the allowance of $278,000 December 31, 1999. The ratio of the allowance for loan losses to loans was .25% and .24% at June 30, 2000 and December 31, 1999, respectively. Also at June 30, 2000, non-performing loans were $374,000, or .31% of total loans, compared to $58,000, or .05% of total loans, at December 31, 1999, and the ratio of allowance for loan losses to non-performing loans at June 30, 2000 and December 31, 1999 was 79.9% and 479.3%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

     Real estate owned of $258,000 at June 30, 2000 represents one parcel of residential property on which the Bank held a first mortgage and which was acquired by the Bank in a sale initiated by the second mortgagee.

     In 1999, the Company determined to retain its deposit base through an increase in overall deposit rates. At June 30, 2000, deposits increased to $162.6 million from $160.9 million at December 31, 1999, a net increase of $1.7 million. The average cost of deposits during the six months ended June 30, 2000 and the year ended December 31, 1999 was 4.81% and 4.62%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     NET INCOME. Net income for the six months ended June 30, 2000 was $1.4 million, compared to net income of $16,000 for the six months ended June 30, 1999. The increase in net earnings for the six months resulted primarily from additional compensation expense in 1999 of $1.8 million resulting from employee benefits which were approved at the 1999 Annual Meeting of Stockholders. Excluding such compensation expense, for the six months ended June 30, 1999, net income after tax would have been approximately $1.3 million. As discussed below, the increase was also attributable to a $103,000 increase in total interest income.

     NET INTEREST INCOME. Net interest income for the six months ended June 30, 2000 was $3.6 million, compared to $3.5 million for the six months ended June 30, 1999. The increase in net interest income for the six months ended June 30, 2000 was primarily due to increases of $133,000 and $1.3 million in interest on loans and interest and dividends on investments, respectively. For the six months ended June 30, 2000, the Bank's average yield on average interest-earning assets was 7.30%, compared to 6.53% for the six months ended June 30, 1999, and its average cost of interest-bearing liabilities was 4.93% for the six months ended June 30, 2000, compared to 4.64% for the six months ended June 30, 1999. As a result, the Bank's interest rate spread for the six months ended June 30, 2000 was 2.37%, compared to 1.89% for the six months ended June 30, 1999, and its net yield on interest-earning assets was 3.32% for the six months ended June 30, 2000, compared to 3.23% for the six months ended June 30, 1999.

     INTEREST INCOME. Interest income increased by $900,000, from $7.0 million to $7.9 million, or by 12.9%, during the six months ended June 30, 2000 compared to the same period in 1999. This increase primarily resulted from restructuring of the investment portfolio which produced an increase of $1.3 million in interest and dividends on investments. The average balance of securities available for sale increased $17.6 million, from $72.7 million at June 30, 1999, to $90.3 million at June 30, 2000, while the average balance of securities held to maturity decreased $7.4 million, from $16.9 million at June 30, 1999 to $9.5 million at June 30, 2000. In addition, average time deposits and other interest-earning cash deposits decreased $14.1 million, from $14.9 million at June 30, 1999 to $790,000 at June 30, 2000. Overall, average total interest-earning assets increased $1.4 million, or 0.65%, from June 30, 1999 to June 30, 2000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 140.80% for the six months ended June 30, 1999 to 123.88% for the six months ended June 30, 2000.

     INTEREST EXPENSE. Interest expense increased $763,000, or 21.57%, to $4.3 million for the six months ended June 30, 2000, compared to $3.5 million for the same period in 1999. The increase was attributable to an increase of $286,000 in interest on deposits and interest on FHLB advances of $477,000. During the six months ended June 30, 2000, the Bank borrowed approximately $18.4 million from the FHLB of Cincinnati in order to fund increases in loans and investments. The average cost of average interest-bearing deposits increased from 4.64% at June 30, 1999 to 4.93% at June 30, 2000. Over the same period, the average balance of deposits increased $6.7 million, from $152.4 million at June 30, 1999 to $159.1 million at June 30, 2000, or 4.40%.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $20,400 provision for loan losses was required for the six months ended June 30, 2000.

     NON-INTEREST EXPENSES. There was a $1.8 million decrease in total non-interest expenses in the six months ended June 30, 2000 compared to the same period in 1999, primarily due to a $1.8 million decrease in salaries and benefits.

     INCOME TAXES. The effective tax rate for the six months ended June 30, 2000 was 34.8%, compared to 90.3% for the same period in 1999. The abnormally high effective tax rate for the six months ended June 30, 1999, was attributable to $277,000 of expenses being non-deductible for tax purposes. The increase in income tax expense of $581,000 in the six months ended June 30, 2000 compared to the same period in 1999 was primarily due to an increase of $1.9 million in income before income taxes.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2000 AND
1999

     NET INCOME. Net income for the three months ended June 30, 2000 was $639,000, compared to a net loss of $577,000 for the three months ended June 30, 1999. The increase in net income for the three months ended June 30, 2000 resulted primarily from compensation expense in 1999 related to additional employee benefits which were approved at the 1999 Annual Meeting of Stockholders.

     NET INTEREST INCOME. Net interest income for each of the three months ended June 30, 2000 and June 30, 1999 was $1.7 million. For the three months ended June 30, 2000, the average yield on total interest-earning assets was 7.26%, compared to 6.53% for the three months ended June 30, 1999, and the average cost of interest-bearing liabilities was 5.02% for the three months ended June 30, 2000, compared to 4.62% for the three months ended June 30, 1999. As a result, the interest rate spread for the three months ended June 30, 2000 was 2.24%, compared to 1.91% for the three months ended June 30, 1999, and the net yield on interest-earning assets was 3.21% for the three months ended June 30, 2000, compared to 3.25% for the three months ended June 30, 1999.

     INTEREST INCOME. Interest income increased by $476,000, from $3.5 million to $4.0 million, or by 13.58%, during the three months ended June 30, 2000 compared to the same period in 1999. The average balance of securities available for sale increased $17.4 million, from $74.9 million at June 30, 1999 to $92.3 million at June 30, 2000, while the average balance of securities held to maturity decreased $2.5 million, from $11.7 million at June 30, 1999 to $9.2 million at June 30, 2000. In addition, average time deposits and other interest-earning cash deposits decreased $16.9 million, from $17.4 million at June 30, 1999 to $507,000 at June 30, 2000. The average balance of loans receivable at June 30, 2000 was $117.2 million, an increase of $6.5 million from the average balance at June 30, 1999. Overall, average total interest-earning assets increased $4.4 million, or 2.06%, from June 30, 1999 to June 30, 2000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 140.77% for the three months ended June 30, 1999 to 123.87% for the three months ended June 30, 2000.

     INTEREST EXPENSE. Interest expense increased $459,000, or 26.04%, to $2.2 million for the three months ended June 30, 2000, compared to $1.8 million for the same period in 1999. The increase was attributable to an increase of $167,000 in interest on deposits and interest on FHLB advances of $292,000. The average cost of average interest-bearing deposits increased from 4.62% at June 30, 1999 to 5.02% at June 30, 2000. Over the same period, the average balance of deposits increased $6.5 million, from $152.6 million at June 30, 1999 to $159.1 million at June 30, 2000, or 4.26%. The average balance of advances from the FHLB was $17.9 million at June 30, 2000 compared to none at June 30, 1999.

     PROVISION FOR LOAN LOSSES. The Bank determined that an additional $10,200 provision for loan losses was required for the three months ended June 30, 2000, compared to an additional $5,100 provision for the three months ended June 30, 1999.

     NON-INTEREST EXPENSES. There was a $1.8 million decrease in total non-interest expenses in the three months ended June 30, 2000 compared to the same period in 1999, primarily due to a $1.7 million decrease in salaries and benefits.

     INCOME TAXES. The effective tax rate for the three months ended June 30, 2000 was 35.7%, compared to 26.9% for the same period in 1999. The increase in income tax expense of $567,000 in the three-month period compared to the same period in 1999 was primarily due to a $1.8 million increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its initial operations and liquidity needs . However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At June 30, 2000, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At June 30, 2000, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 2000.

                                                  Amount            Percent
                                                  ------            -------
                                                  (Dollars in thousands)

Tangible Capital . . . . . . . . . .              $ 45,578           19.78 %
Core Capital . . . . . . . . . . . .              $ 45,578           19.78 %
Risk-Based Capital . . . . . . . .                $ 45,876           52.98 %

     At June 30, 2000, the Bank had outstanding commitments to originate loans totaling $4.0 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 2000 totaled $66.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company's profitability. The Company does not believe that material changes in market risk exposures have occurred since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2000, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on:

Proposal I - Election of Directors:

Nominees                                      For             Withheld
--------                                      ---             --------

Peggy R. Noel                               421,069             8,740

There were no abstentions or broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)
                  Exhibit 10.1 - Employment Agreement by and between HopFed Bancorp, Inc. and John E. Peck
                  Exhibit 10.2 - Employment Agreement by and between Hopkinsville Federal Savings Bank and John E. Peck

         (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOPFED BANCORP, INC.


Date:  August 14, 2000                 /s/ John E. Peck
                                      -----------------
                                      John E. Peck
                                      President and Chief Executive Officer


Date:  August 14, 2000                 /s/ Peggy R. Noel
                                      ------------------
                                      Peggy R. Noel
                                      Executive Vice President, Chief Financial
                                      Officer and Chief Operations Officer