Form 10-Q
period 2000-09-30
HOPFED BANCORP INC
filed 2000-11-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

     As of November 13, 2000, 3,932,649 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of September 30, 2000
                  and December 31, 1999....................................... 1

         Consolidated Statements of Income for the Three-Month and Nine-Month
                  Periods Ended September 30, 2000 and 1999................... 2

         Consolidated Statements of Comprehensive Income for the Three-Month
                  and Nine-Month Periods Ended September 30, 2000 and 1999.... 3

         Consolidated Statements of Cash Flows for the Nine-Month
                  Periods Ended September 30, 2000 and 1999................... 4

         Notes to Unaudited Condensed Financial Statements.................... 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 5

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.........................................................11

PART II.  OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on Form 8-K.....................................11

SIGNATURES....................................................................12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          September 30,    December 31,
                             ASSETS                           2000             1999
                                                              ----             ----
                                                           (Unaudited)
                                                                (In thousands)
Cash and due from banks .................................   $   2,060    $   4,537
Interest-bearing deposits in Federal
  Home Loan Bank ("FHLB") ...............................          60          251
Federal funds sold ......................................          65        4,100
Investment securities available for sale ................      90,145       71,423
Investment securities held to maturity
   (Estimated market values of $8,427 and
   $10,078 at September 30, 2000 and
   December 31, 1999, respectively) .....................       8,296        9,958
Loans receivable, net ...................................     125,667      113,532
Accrued interest receivable .............................       2,015        1,095
Real estate owned .......................................         141           --
Premises and equipment, net .............................       2,438        2,472
Deferred tax assets .....................................         931          515
Other assets ............................................          88           23
                                                            ---------    ---------
         Total assets ...................................   $ 231,906    $ 207,906
                                                            =========    =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits ..............................................   $ 162,884      160,905
  Advances from FHLB ....................................      20,650           --
  Federal income taxes ..................................         749          369
  Advance payments from borrowers for taxes and insurance         314          156
  Other liabilities .....................................       1,329        2,130
                                                            ---------    ---------
         Total liabilities ..............................     185,926      163,560
                                                            ---------    ---------
Shareholders' equity:
  Common stock ..........................................          40           39
  Additional paid in capital ............................      25,188       24,214
  Treasury stock, at cost ...............................         (96)          --
  Retained earnings, substantially restricted ...........      21,689       20,991
Accumulated other comprehensive income (loss) ...........        (841)        (898)
                                                            ---------    ---------
         Total shareholders' equity .....................      45,980       44,346
                                                            ---------    ---------
            Total liabilities and shareholders' equity ..   $ 231,906    $ 207,906
                                                            =========    =========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  For the Three Months    For the Nine Months
                                                  Ended September 30,      Ended September 30,
                                                  ---------------------  ------------------------
                                                   2000         1999        2000          1999
                                                   ----         ----        ----          ----
                                                (Dollars in thousands, except per share data)
Interest income:
     Interest on loans .....................   $    2,446   $    2,072   $    6,751   $    6,244
     Interest and dividends on investments .        1,811        1,308        5,367        3,611
     Time deposit interest income ..........            7          115           28          646
                                               ----------   ----------   ----------   ----------
  Total interest income ....................        4,264        3,495       12,146       10,501
                                               ----------   ----------   ----------   ----------
Interest expense:
     Interest on deposits ..................        2,003        1,762        5,826        5,299
     Interest on advances ..................          356           --          833           --
                                               ----------   ----------   ----------   ----------
  Total interest expense ...................        2,359        1,762        6,659        5,299
                                               ----------   ----------   ----------   ----------

Net interest income ........................        1,905        1,733        5,487        5,202
Provision for loan losses ..................          311            5          331           15
                                               ----------   ----------   ----------   ----------
Net interest income after provision
     for loan losses .......................        1,594        1,728        5,156         5187
                                               ----------   ----------   ----------   ----------
Other income:
     Loan and other service fees ...........          113          123          348          342
     Securities gains ......................           --        6,524           --        6,524
     Other, net ............................           14           13           45           43
                                               ----------   ----------   ----------   ----------
     Total other income ....................          127        6,660          393        6,909
                                               ----------   ----------   ----------   ----------
Noninterest expense:
     Salaries and benefits .................          502        1,127        1,663        4,087
     Federal insurance premium .............            9           22           27           68
     Occupancy expense, net ................           55           48          151          142
     Data processing .......................           39           41          121          106
     Other operating expenses ..............          162          199          537          577
                                               ----------   ----------   ----------   ----------
     Total other expenses ..................          767        1,437        2,499        4,980
                                               ----------   ----------   ----------   ----------

Income before income taxes .................          954        6,951        3,050        7,116
Income tax expense .........................          302        2,404        1,032        2,553
                                               ----------   ----------   ----------   ----------
Net income .................................   $      652   $    4,547   $    2,018   $    4,563
                                               ==========   ==========   ==========   ==========

Basic net income per share .................   $     0.16   $     1.19   $     0.50   $     1.21
Diluted net income per share ...............   $     0.16   $     1.19   $     0.50   $     1.21
Dividends per share ........................   $     0.11   $    0.075   $    0.295   $    0.225

Weighted average:
     Common shares .........................    4,004,138    4,098,162    3,999,215    4,066,957
     Less: unallocated ESOP Shares .........           --      286,447           --      288,896
                                               ----------   ----------   ----------   ----------
                                                4,004,138    3,811,715    3,999,215    3,778,061
                                               ==========   ==========   ==========   ==========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                For the Three Months  For the Nine Months
                                                Ended September 30,   Ended September 30,
                                                -------------------   -------------------
                                                   2000      1999       2000     1999
                                                   ----      ----       ----     ----
                                                           (In Thousands)
Net income                                       $   652   $ 4,547    $ 2,018   $ 4,563

Other comprehensive income, net of tax
    Unrealized holding gains (losses) arising
      during period net of tax effect of $372
        and ($219) for the three months ended
        September 30, 2000 and 1999,
        respectively,
        and $30 and ($807) for the nine months
        ended September 30, 2000 and 1999,           722      (425)        57    (1,566)
        respectively

    Less:reclassification adjustment for gains
         included in net income net of tax
         effect of $2,218 for each of the
         three months and nine months ended            0    (4,306)         0    (4,306)
         September 30, 1999                      -------   -------    -------   -------

Comprehensive income (loss)                      $ 1,374   $  (184)   $ 2,075   $(1,309)
                                                 =======   =======    =======   =======

       See Accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the Nine Months Ended
                                                                   September 30,
                                                              ------------------------
                                                                 2000        1999
                                                                 ----        ----
                                                                  (In thousands)
Cash flows from operating activities:
     Net income ............................................   $  2,018    $  4,563
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses .............................        331          15
     Provision for depreciation ............................         89          84
     FHLB stock dividend ...................................       (110)       (100)
     Amortization of investment security premiums ..........         31          27
     Accretion of investment security discounts ............        (13)       (260)
     Gain on sale of investments ...........................         --      (6,524)
     Unallocated ESOP shares ...............................         --          87
     MRP shares ............................................        454       1,291
(Increase) decrease in:
     Accrued interest receivable ...........................       (920)        197
     Other assets ..........................................        (65)        131
Increase (decrease) in:
     Current income taxes payable ..........................       (223)      1,786
     Deferred income taxes .................................        156          34
     Accrued expenses and other liabilities ................       (414)      1,483
                                                               --------    --------
     Net cash provided by operating activities .............      1,334       2,814
                                                               --------    --------
Cash flows from investing activities:
     Net decrease in interest earning deposits in FHLB .....        191         140
     Net decrease in federal funds sold ....................      4,035       1,099
     Proceeds from maturities of held-to-maturity securities      1,668      16,986
     Proceeds from sale of available-for-sale securities ...      6,502      37,200
     Purchases of available-for-sale securities ............    (25,049)    (50,998)
     Net increase in loans .................................    (12,465)     (4,738)
     Real estate acquired in settlement of loans ...........       (141)         --
     Purchases of premises/equipment .......................        (56)        (43)
                                                               --------    --------
     Net cash (used) provided by investing activities ......    (25,315)       (354)
                                                               --------    --------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits ............     (3,665)      1,739
     Net increase (decrease) in time deposits ..............      5,644      (2,863)
     Advances from FHLB ....................................     20,650          --
     Increase in advance payments by
       borrowers for taxes and insurance ...................        158         153
     Net dividends paid ....................................     (1,187)       (845)
     Payment on loan to ESOP ...............................         --          73
     Purchases of treasury stock ...........................        (96)         --
                                                               --------    --------
     Net cash provided (used) in financing activities ......     21,504      (1,743)
                                                               --------    --------
Increase (decrease) in cash and cash equivalents ...........     (2,477)        717
Cash and cash equivalents, beginning of period .............      4,537       1,905
                                                               --------    --------
Cash and cash equivalents, end of period ...................      2,060       2,622
                                                               ========    ========
Supplemental disclosures of cash flow information
     Cash paid for income taxes ............................   $  1,107    $    600
                                                               --------    --------
     Cash paid for interest ................................   $  6,712    $  5,298
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000.

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

         The Consolidated Statement of Financial Condition at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

     Total assets increased by $24.0 million, from $207.9 million at December 31, 1999 to $231.9 million at September 30, 2000. Investment securities available for sale increased from $71.4 million at December 31, 1999 to $90.1 million at September 30, 2000. Federal funds sold decreased from $4.1 million at December 31, 1999, to $65,000 at September 30, 2000.

     At September 30, 2000, investments classified as "held to maturity" were carried at amortized cost of $8.3 million and had an estimated fair market value of $8.4 million.

     The loan portfolio increased $12.2 million during the nine months ended September 30, 2000, including an increase of $3.6 million in commercial loans. During the three months ended September 30, 2000, a total of $1.3 million in commercial loans was originated, compared to $782,000 in the three months ended September 30, 1999. Net loans totaled $125.7 million and $113.5 million at September 30, 2000 and December 31, 1999, respectively. For the nine months ended September 30, 2000, the average yield on loans was 7.63%, compared to 7.57% for the year ended December 31, 1999.

     The allowance for loan losses totaled $609,000 at September 30, 2000, an increase of $331,000 from the allowance of $278,000 December 31, 1999. The ratio of the allowance for loan losses to loans was .48% and .24% at September 30, 2000 and December 31, 1999, respectively. Also at September 30, 2000, non-performing loans were $327,000, or .26% of total loans, compared to $58,000, or .05% of total loans, at December 31, 1999, and the ratio of allowance for loan losses to non-performing loans at September 30, 2000 and December 31, 1999 was 186.2% and 479.3%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

     Real estate owned of $141,000 at September 30, 2000 represents one parcel of residential property on which the Bank held a first mortgage and which was acquired by the Bank in a sale initiated by the second mortgagee.

     In 1999, the Company determined to retain its deposit base through an increase in overall deposit rates. At September 30, 2000, deposits increased to $162.9 million from $160.9 million at December 31, 1999, a net increase of $2.0 million. The average cost of deposits during the nine months ended September 30, 2000 and the year ended December 31, 1999 was 4.89% and 4.62%, respectively.
Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     NET INCOME. Net income for the nine months ended September 30, 2000 was $2.0 million, compared to net income of $4.6 million for the nine months ended September 30, 1999. Excluding the gain on sale of FHLMC stock, net income for the nine months ended September 30, 1999, would have been approximately $257,000. During the nine months ended September 30, 1999, the Company incurred additional compensation expense of $2.1 million attributable to additional employee benefits which were approved at the 1999 Annual Meeting of Stockholders.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2000 was $5.5 million, compared to $5.2 million for the nine months ended September 30, 1999. The increase in net interest income for the nine months ended September 30, 2000 was primarily due to enhanced yields as a result of a more diversified loan portfolio and increased investment in securities available for sale. For the nine months ended September 30, 2000, the average yield on total interest-earning assets was 7.42%, compared to 6.54% for the nine months ended September 30, 1999, and the average cost of interest-bearing liabilities was 5.05% for the nine months ended September 30, 2000, compared to 4.65% for the nine months ended September 30, 1999. As a result, the Bank's interest rate spread for the nine months ended September 30, 2000 was 2.37%, compared to 1.89% for the nine months ended September 30, 1999, and its net yield on interest-earning assets was 3.35% for the nine months ended September 30, 2000, compared to 3.24% for the nine months ended September 30, 1999.

     INTEREST INCOME. Interest income increased by $1.6 million, from $10.5 million to $12.1 million, or by 15.2%, during the nine months ended September 30, 2000 compared to the same period in 1999. This increase primarily resulted from strategically increasing loans outstanding and investment securities. The average balance of securities available for sale increased $16.0 million, from $74.4 million during the nine months ended September 30, 1999, to $90.4 million during the nine months ended September 30, 2000, while the average balance of securities held to maturity decreased $6.1 million, from $15.3 million during the nine months ended September 30, 1999 to $9.2 million during the nine months ended September 30, 2000. In addition, average time deposits and other interest-earning cash deposits decreased $12.6 million, from $13.3 million during the nine months ended September 30, 1999 to $693,000 during the nine months ended September 30, 2000. Overall, average total interest-earning assets increased $4.2 million, or 1.9%, from $214.0 million during the nine months ended September 30, 1999 to $218.2 million during the nine months ended September 30, 2000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 140.76% for the nine months ended September 30, 1999 to 124.02% for the nine months ended September 30, 2000.

     INTEREST EXPENSE. Interest expense increased $1.4 million, or 25.7%, to $6.7 million for the nine months ended September 30, 2000, compared to $5.3 million for the same period in 1999. The increase was attributable to an increase of $527,000 in interest on deposits and interest on FHLB advances of $833,000. During the nine months ended September 30, 2000, the Bank borrowed approximately $20.7 million from the FHLB of Cincinnati in order to fund increases in loans and investments. The average cost of interest-bearing deposits increased from 4.65% during the nine months ended September 30, 1999 to 5.05% during the nine months ended September 30, 2000. Over the same period, the average balance of interest-bearing deposits increased $6.8 million, from $152.1 million at September 30, 1999 to $158.9 million at September 30, 2000, or 4.5%.

     OTHER INCOME. Other income decreased $6.5 million to $393,000 for the nine months ended September 30, 2000, compared to $6.9 million for the nine months ended September 30,1999. The decrease was attributable to a $6.5 million gain on the sale of FHLMC stock in the nine months ended September 30, 1999.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $330,600 provision for loan loss was required for the nine months ended September 30, 2000, compared to an additional $15,000 provision for the nine months ended September 30, 1999. The higher provision for loan losses was based on the Bank's increased emphasis on commercial lending and a general weakening of the economy in the Bank's market area during the third quarter of 2000.

     NON-INTEREST EXPENSE. There was a $2.5 million decrease in total non-interest expense in the nine months ended September 30, 2000 compared to the same period in 1999, primarily due to a $2.4 million decrease in salaries and benefits.

     INCOME TAXES. The effective tax rate for the nine months ended September 30, 2000 was 33.8%, compared to 35.9% for the same period in 1999. The high effective tax rate for the nine months ended September 30, 1999, was attributable to $398,000 of expenses being non-deductible for tax purposes. The decrease in income tax expense of $1.5 million in the nine months ended September 30, 2000, compared to the same period in 1999 was primarily due to a decrease of $4.1 million in income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     NET INCOME. Net income for the three months ended September 30, 2000 was $652,000, compared to net income of $4.5 million for the three months ended September 30, 1999. Excluding the gain on sale of FHLMC stock, net income for the three months ended September 30, 1999, would have been approximately $241,000. During the three months ended September 30, 1999, the Company incurred additional compensation expense resulting from additional employee benefits which were approved at the 1999 Annual Meeting of Stockholders.

     NET INTEREST INCOME. Net interest income was $1.9 million for the three months ended September 30, 2000, compared to net interest income of $1.7 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, the average yield on total interest-earning assets was 7.66%, compared to 6.55% for the three months ended September 30, 1999, and the average cost of interest-bearing liabilities was 5.27% for the three months ended September 30, 2000, compared to 4.65% for the three months ended September 30, 1999. As a result, the Bank's interest rate spread for the three months ended September 30, 2000 was 2.39%, compared to 1.90% for the three months ended September 30, 1999, and its net yield on interest-earning assets was 3.42% for the three months ended September 30, 2000, compared to 3.25% for the three months ended September 30, 1999.

     INTEREST INCOME. Interest income increased by $769,000, from $3.5 million to $4.3 million, during the three months ended September 30, 2000, compared to the same period in 1999. The average balance of securities held to maturity declined $2.2 million, from $10.8 million during the three months ended September 30, 1999 to $8.6 million during the three months ended

September   30,   2000.   In   addition,   average   time   deposits  and  other
interest-earning cash deposits decreased $9.1 million, from $9.6 million at September 30, 1999 to $499,000 at September 30, 2000. Overall, average total interest-earning assets increased $9.2 million, or 4.3%, from September 30, 1999 to September 30, 2000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 140.66% for the three months ended September 30, 1999 to 124.28% for the three months ended September 30, 2000.

     INTEREST EXPENSE. Interest expense increased $597,000, or 33.9%, to $2.4 million for the three months ended September 30, 2000, compared to $1.8 million for the same period in 1999. The increase was attributable to an increase of $241,000 in interest on deposits and interest on FHLB advances of $356,000. The average cost of interest-bearing deposits increased from 4.65% during the three months ended September 30, 1999 to 5.27% during the three months ended September 30, 2000. Over the same period, the average balance of interest-bearing deposits increased $6.6 million, from $151.7 million during the three months ended September 30, 1999 to $158.3 million during the three months ended September 30, 2000, or 4.3%. The average balance of advances from the FHLB was $20.8 million during the nine months ended September 30, 2000, compared to none during the same period in 1999.

     PROVISION FOR LOAN LOSSES. The Bank determined that an additional $310,200 provision for loan loss was required for the three months ended September 30, 2000, compared to an additional $5,000 provision for the three months ended September 30, 1999. The higher provision for loan losses was based on the Bank's increased emphasis on commercial lending and a general weakening of the economy in the Bank's market area during the third quarter of 2000.

     OTHER INCOME. Other income decreased $6.6 million to $127,000 for the three months ended September 30, 2000, compared to $6.7 million for the three months ended September 30, 1999. The decrease was attributable to a $6.5 million gain on the sale of FHLMC stock in the three months ended September 30, 1999.

     NON-INTEREST EXPENSE. There was a $670,000 decrease in total non-interest expense in the three months ended September 30, 2000 compared to the same period in 1999, primarily due to a $625,000 decrease in salaries and benefits.

     INCOME TAXES. The effective tax rate for the three months ended September 30, 2000 was 31.7%, compared to 34.6% for the same period in 1999. The decrease in income tax expense of $2.1 million in the three months ended September 30, 2000 compared to the same period in 1999 was primarily due to a $6.0 million decrease in income before income taxes.

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

     The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, earnings on investment securities, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of loans and the purchase of investment securities.

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At September 30, 2000, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30, 2000, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 2000.

                                                 Amount            Percent
                                                 ------            -------
                                                  (Dollars in thousands)

      Tangible Capital . . . . . . . . . .        $44,158           18.93  %
      Core Capital . . . . . . . . . . . .         44,158           18.93%
      Risk-Based Capital . . . . . . . . .         44,767           48.20%

     At September 30, 2000, the Bank had outstanding commitments to originate loans totaling $1.4 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 2000 totaled $66.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.

     During the three month period ended September 30, 2000, the Company paid a dividend of $0.11 per share of Common Stock, or a total dividend of $440,000, and the Company declared a dividend of $0.11 per share of Common Stock, or a total dividend of $440,000 to be paid in October 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the nine months ended September 30, 2000.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit 27 - Financial Data Schedule (SEC use only)
                 Exhibit 10.1 - Employment Agreement by and between
                                Hopkinsville Federal Savings Bank and Michael L. Woolfolk

         (b) Current Report on Form 8-K dated September 20, 2000 reporting under Item 4 thereof a change in the Company's certifying accountant and under Item 5 thereof the approval of the repurchase of up to 200,000 shares of the Company's common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOPFED BANCORP, INC.


Date:  November 14, 2000          /s/ John E. Peck
                                  ----------------------------------------------
                                  John E. Peck
                                  President and Chief Executive Officer



Date:  November 14, 2000          /s/ Peggy R. Noel
                                  ----------------------------------------------
                                  Peggy R. Noel
                                  Executive Vice President and Chief Financial
                                  Officer