Form 10-K
period 2000-12-31
HOPFED BANCORP INC
filed 2001-04-11
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number              000-23667
                       -------------------------------

                              HOPFED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      61-1322555
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2700 Fort Campbell Boulevard, Hopkinsville, KY                  42240
-----------------------------------------------          --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is traded on the Nasdaq Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($11.75 per share) at which the stock was sold on March 20, 2001, was approximately $45,111,857. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 20, 2001, 3,839,307 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 2000.

Part III:
Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.           BUSINESS

     In February 1998, HopFed Bancorp, Inc. (the "Company") issued and sold 4,033,625 shares of common stock, par value $.01 per share (the "Common Stock"), in connection with the conversion of Hopkinsville Federal Savings Bank (the "Bank") from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank's capital stock to HopFed Bancorp, Inc. (the "Company"). The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the "Conversion." In March 2001, the Bank changed its name to Hopkinsville Federal Bank.

HOPFED BANCORP, INC.

     HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. The Company's assets primarily consist of the outstanding capital stock of the Bank and a portion of the net proceeds of the Conversion. The Company's principal business is overseeing the business of the Bank. The Company has registered with the Office of Thrift Supervision ("OTS") as a savings and loan holding company. See "Regulation - Regulation of the Company."

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

HOPKINSVILLE FEDERAL BANK

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

     The business of the Bank primarily consists of attracting deposits from the general public and investing such deposits in loans secured by single family residential real estate and investment securities, including U.S. Government and agency securities and mortgage-backed securities. The Bank also originates single-family residential/construction loans and multi-family and commercial real estate loans, as well as loans secured by deposits, other consumer loans and commercial loans. The Bank emphasizes the origination of residential real estate loans with adjustable interest rates and other assets which are responsive to changes in interest rates and allow the Bank to more closely match the interest rate maturation of its assets and liabilities.

     The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd and Trigg located in southwestern Kentucky.

STOCK REPURCHASES

     On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are to be made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management's discretion, depending on market conditions, price of the Company's common stock, corporate cash requirements and other factors.

LENDING ACTIVITIES

     General. The total gross loan portfolio totaled $131.0 million at December 31, 2000, representing 57.0% of total assets at that date. Substantially all loans are originated in the Bank's market area. At December 31, 2000, $93.1 million, or 71.1% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $21.7 million, or 16.5% of the loan portfolio at December 31, 2000, and multi-family residential loans, which were $2.8 million, or 2.2% of the loan portfolio at December 31, 2000. At December 31, 2000, construction loans were $5.7 million, or 4.4% of the loan portfolio, and consumer and commercial loans totaled $7.6 million, or 5.8% of the loan portfolio.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2000, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                             At December 31,
                                     ----------------------------------------------------------------------------------------------
                                            2000                 1999             1998               1997                1996
                                     ------------------   -----------------  ----------------  -----------------   ----------------
                                       Amount   Percent     Amount  Percent   Amount  Percent   Amount   Percent    Amount  Percent
                                       ------   -------     ------  -------   ------  -------   ------   -------    ------  -------
                                                                          (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
     One-to-four family
         residential...............  $ 93,147    71.1%    $ 88,248   76.3%  $ 88,954    80.6%  $ 83,229    78.7%   $ 77,318   79.6%
     Multi-family residential......     2,841     2.2%       2,165    1.9%     1,539     1.4%     2,359     2.2%      1,466    1.5%
     Construction..................     5,729     4.4%       5,706    4.9%     4,626     4.2%     5,166     4.9%      5,389    5.6%
     Non-residential (1)...........    21,695    16.5%      12,399   10.7%     8,260     7.5%     7,593     7.2%      5,467    5.6%
                                     --------   -----     --------  ------  --------  -------  --------   ------   --------  ------
         Total real estate loans...   123,412    94.2%     108,518   93.8%   103,379    93.7%    98,347    93.0%     89,640   92.3%
                                     ========   =====     ========  ======  ========  =======  ========   ======   ========  ======

Other loans:
     Secured by deposits...........     2,720     2.1%       2,525    2.2%     2,280     2.1%     3,081     2.9%      3,484    3.6%
     Other consumer loans..........     3,971     3.0%       4,356    3.7%     4,586     4.2%     4,298     4.1%      4,004    4.1%
     Commercial loans..............       946     0.7%         314    0.3%        --       --        --       --         --      --
                                     --------   -----     --------  ------   -------  -------   -------   ------    -------  ------
         Total other loans.........     7,637     5.8%       7,195    6.2%     6,866     6.3%     7,379     7.0%      7,488    7.7%
                                     --------   -----     --------  ------   -------  -------   -------   ------    -------  ------
                                      131,049   100.0%     115,713  100.0%   110,245   100.0%   105,726   100.0%     97,128  100.0%
                                                =====               ======            =======             ======             ======

Less:    Undisbursed portion of ...
         mortgage loans                 1,187                1,903             1,180              2,019               1,415
         Allowance for loan
              losses...............       708                  278               258                237                 217
                                     --------             --------          --------           --------            --------
     Total.........................  $129,154             $113,532          $108,807           $103,470            $ 95,496
                                     ========             ========          ========           ========            ========

-----------------------------
(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity, dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                  Due after    Due after 5   Due after 10
                                                                 3 through 5    through 10    through 15   Due after 15
                                             December 31,        years after   years after   years after   years after
                                    ---------------------------- December 31,  December 31,  December 31,  December 31,
                                    2001        2002      2003      2000          2000           2000          2000        Total
                                    ----        ----      ----      ----          ----           ----          ----        -----
                                                                      (In thousands)
One-to-four family residential   $  4,995   $  1,450   $    318   $  2,761     $  7,545        $ 22,124     $ 53,954     $ 93,147
Multi-family residential .....        361        896         --        612           --             464          508        2,841
Construction .................      1,785      3,944         --         --           --              --           --        5,729
Non-residential ..............        265        370        835      1,182        3,107           6,143        9,793       21,695
Other ........................      3,804        670      1,022      1,027          875             239           --        7,637
                                 --------   --------   --------   --------     --------        --------     --------     --------
     Total ...................   $ 11,210   $  7,330   $  2,175   $  5,582     $ 11,527        $ 28,970     $ 64,255     $131,049
                                 ========   ========   ========   ========     ========        ========     ========     ========

     The following table sets forth at December 31, 2000, the dollar amount of all loans due after December 31, 2001 which had predetermined interest rates and have floating or adjustable interest rates.

                                               Predetermined      Floating or
                                                    Rate        Adjustable Rate
                                                 ----------     ---------------
                                                         (In thousands)
One-to-four family residential..............     $   16,084    $       72,068
Multi-family residential....................              0             2,480
Construction................................              0             3,944
Non-residential.............................          9,534            11,896
Other.......................................          1,718             2,115
                                                 ----------    --------------
     Total..................................     $   27,336    $       92,503
                                                 ==========    ==============

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

                                          Year Ended December 31,
                                       -----------------------------
                                          2000     1999      1998
                                          ----     ----      ----
                                              (In thousands)

Loan originations:
     One-to-four family residential..   $16,810   $16,474   $24,406
     Multi-family residential .......       549       686       204
     Construction ...................     1,802     2,470     1,749
     Non-residential ................     4,213     4,970     1,056
     Other ..........................     8,746     5,922     5,324
                                        -------   -------   -------
         Total loans originated .....    32,120    30,522    32,739
                                        -------   -------   -------

Loan principal reductions:
    Loan principal repayments .......    16,498    25,797    27,403
                                        -------   -------   -------

Net increase in loan portfolio ......   $15,622   $ 4,725   $ 5,336
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

     Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank's loans to one borrower were limited to $6.7 million at December 31, 2000. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2000, the Bank's largest lending relationship was $2.8 million. The loans are to a local real estate developer and his business associate and are primarily for the development of apartments, the purchase of lots for residential construction, and construction of one-to-four residential housing. All loans within this relationship were current and performing in accordance with their terms at December 31, 2000.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2000, one-to-four family residential mortgage loans, totaled approximately $93.1 million, or 71.1% of the Bank's loan portfolio. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

     The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2000, 80.2% of one-to-four family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. A borrower may also obtain a loan in which the maximum annual adjustment is 0.5% with a higher initial rate. Prior to August 1, 1997, rate adjustments on the Bank's adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank has changed to a one-year Treasury bill constant maturity, which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. The adjustable rate mortgage loans offered by the Bank also provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. Such initial rates, also referred to as "teaser rates," often reflect a discount from the prevailing rate greater than the 1.0% maximum adjustment allowed each year. As a result, the Bank may not be able to restore the interest rate of a loan with a teaser rate to its otherwise initial loan rate until at least the second adjustment period that occurs at the beginning of the third year of the loan. Further, in a rising interest rate environment, the Bank may not be able to adjust the interest rate of the loan to the prevailing market rate until an even later period because of the combination of the teaser discount and the 1% limitation on annual adjustments.

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

     The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. At December 31, 2000, only $18.5 million, or 14.1% of the Bank's loan portfolio, consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowing."

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

     Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to four- family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank's market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 2000, the Bank's loan portfolio included $5.7 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

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

     Multi-Family Residential and Non-Residential Real Estate Lending. The Bank's multi-family residential loan portfolio consists of adjustable rate loans secured by real estate. At December 31, 2000, the Bank had $2.8 million of multi-family residential loans, which amounted to 2.2% of the Bank's loan portfolio at such date. The Bank's non-residential real estate portfolio generally consists of adjustable rate loans secured by first mortgages on residential lots and rental property. In each case, such property is located in the Bank's market area. At December 31, 2000, the Bank had approximately $21.7 million of such loans, which comprised 16.5% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

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

     Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2000, loans on deposit accounts totaled $2.7 million, or 2.1% of the Bank's loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 95% of the value of the property but require private mortgage insurance on 100% of the value of the property.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2000, there were no consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Bank's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

     Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2000, the Bank's commercial loans amounted to $946,000, or less than 1% of the Bank's loan portfolio. The Bank's commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans.

NON-PERFORMING LOANS AND OTHER PROBLEM ASSETS

     The Bank's non-performing loans totaled 0.34% of total loans at December 31, 2000. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days and collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank's management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves.

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

                                                           At December 31,
                                         -----------------------------------------------
                                          2000       1999       1998       1997     1996
                                          ----       ----       ----       ----     ----
                                                        (Dollars in thousands)
Accruing loans which are
     contractually past due 90
     days or more:
     Residential real estate ........     $371       $ 51       $268      $140      $266
     Non-residential real
     estate .........................       63         --         --        --        --
     Consumer .......................       --          7         19        23        --
                                          ----       ----       ----      ----      ----
         Total ......................     $434       $ 58       $287      $163      $266
                                          ----       ----       ----      ----      ----

         Total non-performing
              loans .................     $434       $ 58       $287      $163      $266
                                          ====       ====       ====      ====      ====

Percentage of total loans ...........     0.34%      0.05%      0.26%     0.16%     0.28%
                                          ====       ====       ====      ====      ====

     At December 31, 2000, the Bank had no loans accounted for on a non-accrual basis, no other non-performing assets and $142,000 of real estate owned.

     At December 31, 2000, the Bank had no loans outstanding which were classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. Also, the Bank had impaired loans, as defined by SFAS 114/118, totaling $434,000 at December 31, 2000. As such, the impact of adopting these statements was not significant to the Bank.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2000, the Bank had $9,000 in assets classified as special mention, $434,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                           Year Ended December 31,
                                                   --------------------------------------------------------------------
                                                        2000           1999          1998          1997          1996
                                                        ----           ----          ----          ----          ----
                                                                             (Dollars in thousands)
Balance at beginning of period ................        $ 278          $ 257         $ 236         $ 217         $ 122

Loans charged off:
     Real estate mortgage:
     Residential ..............................           (1)            --            --            --            (5)
                                                       -----          -----         -----         -----         -----
Total charge-offs .............................           (1)            --            --            --            (5)
                                                       -----          -----         -----         -----         -----

Recoveries ....................................           --             --            --            --            --
                                                       -----          -----         -----         -----         -----

Net loans charged off .........................           (1)            --            --            --            (5)
                                                       -----          -----         -----         -----         -----

Provision for loan losses .....................        $ 431          $  21         $  21         $  19         $ 100
                                                       -----          -----         -----         -----         -----
Balance at end of period ......................        $ 708          $ 278         $ 257         $ 236         $ 217
                                                       =====          =====         =====         =====         =====

Ratio of net charge-offs to average loans
     outstanding during the period ............        0.0008%            0%            0%            0%        0.0053%
                                                       ======         =====         =====         =====         ======

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

                                                                        At December 31,
                                 ---------------------------------------------------------------------------------------------
                                         2000                      1999                    1998                  1997
                                 ------------------------ ----------------------- ---------------------- ---------------------
                                            Percent of               Percent of            Percent of             Percent of
                                           Loans in Each            Loans in Each         Loans in Each          Loans in Each
                                            Category to              Category to           Category to            Category to
                                  Amount    Total Loans    Amount    Total Loans   Amount  Total Loans   Amount   Total Loans
                                  ------    -----------    ------    -----------   ------  -----------   ------   -----------
                                                                           (Dollars in thousands)
One-to-four family ............     $ 71       71.1%        $130         76.3%     $135       80.6%      $185        78.7%
Construction ..................      106        4.4%           5          4.9%        7        4.2%         6         4.9%
Multi-family residential ......      106        2.2%           8          1.9%        6        1.4%        12         2.2%
Non-residential ...............      177       16.5%          85         10.7%       71        7.5%        19         7.2%
Secured by deposits ...........       --        2.1%          --          2.2%       --        2.1%        --         2.9%
Other consumer loans ..........      248        3.7%          50          4.0%       38        4.2%        14         4.1%
                                    ----      -----         ----        -----      ----      -----       ----       -----
     Total allowance for
         loan losses ..........     $708      100.0%        $278        100.0%     $257      100.0%      $236       100.0%
                                    ====      =====         ====        =====      ====      =====       ====       =====

                                                At December 31, 1996
                                        ---------------------------------------
                                                       Percent of Loans in Each
                                         Amount        Category to Total Loans
                                         ------        ------------------------
                                     (In thousands)

One-to-four family............       $          163              79.6%
Construction..................                   11               5.6%
Multi-family residential......                    3               1.5%
Non-residential...............                   23               5.6%
Secured by deposits...........                   --               3.6%
Other consumer loans..........                   17               4.1%
                                     --------------             ------
     Total allowance for
         loan losses..........       $          217             100.0%
                                     ==============             =====

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

     At December 31, 2000, securities with an amortized cost of $84.2 million and an approximate market value of $84.3 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

     Securities designated as "held to maturity" are those assets which the Company or the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Company's or the Bank's intent, and a sale would only be affected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event securities are sold from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Company or the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity.

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors. Of the $33.6 million mortgage-backed security portfolio at December 31, 2000, approximately $17.5 million were originated through GNMA, approximately $8.9 million were originated through FNMA and approximately $7.2 million were originated through FHLMC. Mortgage-backed securities generally increase the quality of the assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The following table sets forth the carrying value of the investment securities at the dates indicated.

                                                          At December 31,
                                                  ------------------------------
                                                   2000        1999        1998
                                                   ----        ----        ----
                                                         (In thousands)
Securities available for sale:
     FHLB and FHLMC stock ..................     $ 2,137     $ 1,987     $ 9,845
     U. S. government and agency
         securities (1) ....................      56,166      36,121      23,065
     Mortgage-backed securities ............      25,951      33,300      35,214
     Other .................................          15          15          15
Securities held to maturity:
     U.S. government and agency
         securities (1) ....................          --          --      13,997
     Mortgage-backed securities ............       7,796       9,958      13,357
                                                 -------     -------     -------
         Total investment securities .......     $92,065     $81,381     $95,493
                                                 =======     =======     =======
-----------------
(1) Primarily reflects debt securities purchased from the FHLB of Cincinnati.

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for U.S. government and agency securities in the investment portfolio at December 31, 2000. At such date, all of these securities were callable and/or due on or before March 3, 2004.

                             One Year or Less   One to Five Years Five to Ten Years  After Ten Years   Total Investment Portfolio
                             -----------------  ----------------- ----------------- -----------------   --------------------------
                             Carrying  Average   Carrying Average Carrying  Average  Carrying Average   Carrying   Market  Average
                              Value    Yield      Value    Yield   Value     Yield     Value  Yield      Value      Value   Yield
                              -----    -----      -----    -----   -----     -----     -----  -----      -----      -----   -----
                                                               (Dollars in thousands)
U.S. government and
     agency securities....  $ 2,000    5.31%    $ 16,998   6.43%   $ 4,418    6.84%   $32,828  8.06%     $56,244   $56,166  7.41%
                            =======    ====     ========   ====    =======    ====    =======  ====      =======   =======  ====

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

     Savings deposits in the Bank at December 31, 2000 were represented by the various types of savings programs described below.

                                                                                                        Percentage
Interest      Minimum                                                          Minimum                   of Total
 Rate*         Term                        Category                             Amount        Balance    Deposits
 -----         ----                        --------                             ------        -------    --------
                                                                                              (In thousands)
 -- %      None                        Non-interest bearing                     $  100       $   3,828     2.3%
 2.4%*     None                        Demand/NOW accounts                       1,500           9,527     5.8
 2.0%      None                        Passbook accounts                            10           9,656     5.8
 3.6%*     None                        Money market deposit accounts             2,500          24,715    14.9
                                                                                             ---------  ------
                                                                                                47,726    28.8
                                                                                             ---------  ------
                                       Certificates of Deposit
                                       -----------------------

 5.6%      3 months or less            Fixed-term, fixed rate                      500          26,083    15.7
 6.0%      Over 3 to 12-months         Fixed-term, fixed-rate                      500          49,947    30.2
 6.5%      Over 12 to 24-months        Fixed-term, fixed-rate                      500          26,536    16.0
 5.6%      Over 24 to 36-months        Fixed-term, fixed-rate                      500           4,403     2.7
 6.5%      Over 36 to 48-months        Fixed-term, fixed-rate                      500           7,563     4.6
 6.9%      Over 48 to 60-months        Fixed-term, fixed rate                      500           3,346     2.0
                                                                                             ---------  ------
                                                                                               117,878    71.2
                                                                                             ---------  ------
                                                                                             $ 165,604   100.0%
                                                                                             =========   =====

----------------------
* Represents weighted average interest rate.

     The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                             Year Ended December 31,
               ------------------------------------------------------------------------------------------
                           2000                          1999                            1998
               --------------------------   ------------------------------   ----------------------------
               Interest-bearing   Time       Interest-bearing       Time     Interest-bearing      Time
                demand deposits  deposits     demand deposits     deposits    demand deposits    deposits
                ---------------  --------     ---------------     --------    ---------------    --------
                                                                (Dollars in thousands)
Average
  balance.......  $  47,077     $  112,191     $  49,365          $103,880      $  62,414         $ 109,508
Average
  rate..........      2.81%          6.07%         3.14%             5.37%          3.36%             5.39%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                                                                 Increase
                                                                   Increase                                     (Decrease)
                                     Balance at                  (Decrease) from    Balance at                     from
                                    December 31,       % of        December 31,    December 31,       % of     December 31,
                                       2000          Deposits         1999            1999          Deposits       1998
                                       ----          --------         ----            ----          --------       ----
                                                                     (Dollars in thousands)
Non-interest bearing ..........      $  3,828            2.3%      $    884         $  2,944            1.8%      $    213
Demand and NOW
     accounts .................         9,527            5.8%           510            9,017            5.6%           393
Money market ..................        24,715           14.9%        (5,348)          30,063           18.7%          (709)
Passbook savings ..............         9,656            5.8%          (146)           9,802            6.1%          (392)
Other time deposits ...........       117,878           71.2%         8,799          109,079           67.8%         6,584
                                     --------        -------       --------         --------        -------       --------
     Total ....................      $165,604          100.0%      $  4,699         $160,905          100.0%      $  6,089
                                     ========        =======       ========         ========        =======       ========

                                                                   Increase
                                     Balance at                  (Decrease) from    Balance at
                                    December 31,       % of        December 31,    December 31,       % of
                                       1998          Deposits         1997            1997          Deposits
                                       ----          --------         ----            ----          --------
                                                                     (Dollars in thousands)
Non-interest bearing.............    $      2,731         1.8%     $       768      $     1,963         0.6%
Demand and NOW
     accounts....................           8,624         5.6%             (860)          9,484         3.0%
Money market.....................          30,772        19.9%          (11,292)         42,064        13.1%
Passbook savings.................          10,194         6.6%         (137,886)        148,080        46.2%
Other time deposits..............         102,495        66.1%          (16,547)        119,042        37.1%
                                     ------------     -------      ------------     -----------     -------
     Total.......................    $    154,816       100.0%     $   (165,817)    $   320,633       100.0%
                                     ============     =======      =============    ===========     =======

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                                At December 31,
                             -----------------------------------------------
                                    2000            1999              1998
                                    ----            ----              ----
                                               (In thousands)

 2.01 -  4.00%............... $        125     $        211       $       212
 4.01 -  6.00%...............       56,670           94,719            92,870
 6.01 -  8.00%...............       61,083           14,149             9,413
                              ------------     ------------       -----------
     Total................... $    117,878     $    109,079       $   102,495
                              ============     ============       ===========

     The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                                              Amount Due
                      --------------------------------------------------------------------------------------------
                      Less Than One Year       1-2 Years       2-3 Years          After 3 Years           Total
                      ------------------       ---------       ---------          -------------           -----
                                                           (In thousands)
2.01 -  4.00%......   $          125       $          --    $         --      $           --       $           125
4.01 -  6.00%......           40,945               9,387           4,156               2,182                56,670
6.01 -  8.00%......           34,960              17,149             247               8,727                61,083
                      --------------       -------------    ------------      --------------       ---------------
     Total.........   $       76,030       $      26,536    $      4,403      $       10,909       $       117,878
                      ==============       =============    ============      ==============       ===============

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

         Maturity Period                       Certificates of Deposit
--------------------------------------         ------------------------
                                                  (In thousands)
Three months or less......................           $  4,069
Over three through six months.............              1,470
Over six through 12 months................              5,426
Over 12 months............................              3,467
                                                     ---------
     Total................................           $ 14,432
                                                     =========

     Certificates of deposit at December 31, 2000 included approximately $14.4 million of deposits with balances of $100,000 or more, compared to $10.4 million and $7.2 million at December 31, 1999 and 1998, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 5 of Notes to Financial Statements.

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                           Year Ended December 31,
                                     ------------------------------------
                                        2000        1999         1998
                                        ----        ----         ----
                                               (In thousands)

Deposits .........................   $ 265,659    $ 314,635    $ 211,652
Withdrawals ......................    (268,175)    (314,279)    (383,743)
                                     ---------    ---------    ---------
Net increase (decrease) before
     interest credited ...........      (2,516)         356     (172,091)
Interest credited ................       7,215        5,733        6,274
                                     ---------    ---------    ---------
Net increase (decrease) in savings
     deposits ....................   $   4,699    $   6,089    $(165,817)
                                     =========    =========    =========

     In the unlikely event the Bank is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank, which is the Company.

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 6 of Notes to Financial Statements. Advances from the FHLB of Cincinnati were $17.0 million at December 31, 2000 and are secured by FHLB investment securities.

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

EMPLOYEES

     As of December 31, 2000, the Company and the Bank had 30 full-time and 6 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     REGULATORY CAPITAL. The OTS' capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 4% of adjusted total assets (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system), a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4%. See Note 13 of Notes to Consolidated Financial Statements.

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

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three
"undercapitalized" categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2000, the Bank was "well-capitalized" as defined by the regulations.

     QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At December 31, 2000, the Bank qualified as a QTL.

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

     Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

     TRANSACTIONS WITH AFFILIATES AND INSIDERS. Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the savings bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the savings bank's capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case-by-case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms that are substantially the same as for loans to unaffiliated individuals.

     RESERVE REQUIREMENTS. Pursuant to regulations of the Federal Reserve Board (the "FRB"), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. As of December 31, 2000, the Bank met these reserve requirements.

     LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulations to maintain an average daily balance of liquid assets. The current minimum liquid asset ratio required by the OTS is 4% of a liquidity base as defined under OTS regulations. The average daily liquidity ratio of the Bank for the month ended December 31, 2000 was 58.8%.

     FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 2000 of $2.0 million.

REGULATION OF THE COMPANY

     The Company is a unitary savings and loan holding company subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution.

     Under the HOLA, a savings and loan holding company is required to obtain the prior approval of the OTS before acquiring another savings institution or savings and loan holding company. A savings and loan holding company may not (i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC. In addition, while the Bank generally may acquire a savings institution by merger in any state without restriction by state law, the Company could acquire control of an additional savings institution in a state other than Kentucky only if such acquisition is permitted under the laws of the target institution's home state or in a supervisory acquisition of a failing institution.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company were to acquire control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails to QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company would be required to register as, and would become subject to, the restrictions applicable to the bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.

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

ITEM 2. PROPERTIES

     The following table sets forth information regarding the Bank's offices at December 31, 2000.

                                                                                                          Approximate
                                                                                                        Square Footage
                                           Year Opened     Owned or Leased          Book Value (1)        of Office
                                           -----------     ---------------          --------------        ---------
IN OFFICE:                                                                         (In thousands)
     2700 Fort Campbell Boulevard
     Hopkinsville, Kentucky 42240.......       1995             Owned               $     1,729            16,575

BRANCH OFFICES:
     Downtown Branch Office
         605 South Virginia Street
         Hopkinsville, Kentucky  .......       1997             Owned               $       158               756
     Murray Branch Office
         7th and Main Streets
         Murray, Kentucky...............       1969             Owned               $        68             4,800
     Cadiz Branch Office
         352 Main Street
         Cadiz, Kentucky  ..............       1998             Owned               $       401             2,200
     Elkton Branch Office
         West Main Street
         Elkton, Kentucky   ............       1976             Owned               $        86             3,400
                                                                                    -----------

                                                                                    $     2,442
                                                                                    ===========

--------------------
(1) Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2000, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     JOHN E. PECK. Mr. Peck, 36, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

     PEGGY R. NOEL. Ms. Noel, 62, has served as Executive Vice President and Chief Financial Officer of the Bank since 1990. She has been an employee of the Bank since 1966. Ms. Noel also serves as Vice President, Chief Financial Officer and Treasurer of the Company.

     BOYD M. CLARK. Mr. Clark, 55, has served as Senior Vice President -- Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

     MICHAEL L. WOOLFOLK. Mr. Woolfolk, 47, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank-Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

     All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The   information   set  forth  under  the  caption  "Market  and  Dividend
Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Information and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No.
13) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" in the Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements together with the related notes and the report of Rayburn, Betts & Bates, P.C., independent public accountants, all as set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Change in Certifying Accountant" in the Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2000, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     1.   Independent Auditors' Report.

     2.   Consolidated Balance Sheets - December 31, 2000 and 1999.

     3. Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

     4. Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998.

     5. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

     6. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

     7.   Notes to Consolidated Financial Statements.

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

     Exhibit No. 10.1. Employment Agreements by and between Hopkinsville Federal Savings Bank and Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

     Exhibit No. 10.2. Employment Agreements by and between HopFed Bancorp, Inc. and Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

     Exhibit No. 10.3. Employment Agreement Amendments by and between Hopkinsville Federal Savings Bank and Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     Exhibit No. 10.4. Employment Agreement Amendments by and between HopFed Bancorp, Inc. and Peggy R. Noel and Boyd M. Clark. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     Exhibit No. 10.5. HopFed Bancorp, Inc. Management Recognition Plan. Incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-79391).

     Exhibit No. 10.6. HopFed Bancorp, Inc. 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-79391).

     Exhibit No. 10.7. Employment Agreement by and between Hopkinsville Federal Savings Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

     Exhibit No. 10.8. Employment Agreement by and between HopFed Bancorp, Inc. and John E. Peck. Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

     Exhibit No. 10.9. Employment Agreement by and between Hopkinsville Federal Savings Bank and Michael L. Woolfolk. Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

     Exhibit 10.10 HopFed Bancorp, Inc. 2000 Stock Option Plan.

     Exhibit No. 13. Annual Report to Stockholders

     Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2000, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

     Exhibit No. 21. Subsidiaries of the Registrant.

     Exhibit No. 23.1. Consent of Rayburn, Betts & Bates, P.C.

     Exhibit No. 23.2 Consent of York, Neel & Co. - Hopkinsville, LLP

     (b) None.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                HOPFED BANCORP, INC.
                                                    (Registrant)



Date:  April 9, 2001                            By: /s/ John E. Peck
                                                    ----------------------------
                                                    John E. Peck
                                                    President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:             SIGNATURE AND TITLE:


/s/ John E. Peck                                       April 9, 2001
------------------------------------------------
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Peggy R. Noel                                      April 9, 2001
------------------------------------------------
Peggy R. Noel
Director, Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)


/s/ WD Kelley                                         April 9, 2001
-----------------------------------------------
WD Kelley
Chairman of the Board


/s/ Boyd M. Clark                                     April 9, 2001
-----------------------------------------------
Boyd M. Clark
Director, Vice President and Secretary


/s/ Clifton H. Cochran                                April 9, 2001
-----------------------------------------------
Clifton H. Cochran
Director


/s/ Walton G. Ezell                                   April 9, 2001
-----------------------------------------------
Walton G. Ezell
Director


/s/ Gilbert E. Lee                                    April 9, 2001
-----------------------------------------------
Gilbert E. Lee
Director

/s/ Harry J. Dempsey                                  April 9, 2001
-----------------------------------------------
Harry J. Dempsey
Director

/s/ Kerry Harvey                                      April 9, 2001
-----------------------------------------------
Kerry Harvey
Director