Form 10-Q
period 2001-03-31
HOPFED BANCORP INC
filed 2001-05-15
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        _______________________________

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

  As of March 31, 2001, 3,839,305 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


         Consolidated Statements of Financial Condition as of March 31, 2001
              (Unaudited) and December 31, 2000.................................   2

         Consolidated Statements of Income (Unaudited) for the Three-Month
              Periods Ended March 31, 2001 and March 31, 2000...................   3

         Consolidated Statements of Comprehensive Income (Unaudited) for
              the Three-Month Periods Ended March 31, 2001 and 2000.............   4

         Consolidated Statements of Cash Flows (Unaudited) for the Three-Month
              Periods Ended March 31, 2001 and March 31, 2000...................   5

         Notes to Unaudited Condensed Financial Statements (Unaudited)..........   6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................   7

Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.......................................................   9

SIGNATURES......................................................................  10

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              HOPFED BANCORP, INC.
                 Consolidated Statements of Financial Condition

                                                     March 31,     December 31,
                                                       2001            2000
                                                     ---------     ------------
                                                    (Unaudited)
                                                          (In thousands)
                      ASSETS

Cash and due from banks...........................    $  2,447       $  2,227
Interest-earning deposits in Federal Home
  Loan Bank ("FHLB")..............................           2             50
Federal funds sold................................      12,230          1,530
Securities available for sale.....................      80,241         84,269
Securities held to maturity, market value of
  $7,046 and $7,930 at March 31, 2001 and
  December 31, 2000, respectively.................       6,823          7,796
Loans receivable, net of allowance for loan
  losses of $768 at March 31, 2001, and $708
  at December 31, 2000............................     134,075        129,154
Accrued interest receivable.......................       1,763          2,285
Premises and equipment, net.......................       2,614          2,442
Deferred tax assets...............................          --             44
Other assets......................................         223            161
                                                      --------       --------
      Total assets................................    $240,418       $229,958
                                                      ========       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits.........................................   $174,759       $165,604
  Advances from borrowers for taxes and insurance..        224            158
  Advances from FHLB...............................     18,000         17,040
  Federal income taxes payable.....................        511             --
  Dividends payable................................        422            441
  Accrued expenses and other liabilities...........        760          1,353
                                                      --------       --------
      Total liabilities............................    194,676        184,596
                                                      --------       --------

Stockholders' Equity:
  Common stock.....................................         40             40
  Additional paid in capital.......................     25,714         25,228
  Retained earnings, substantially restricted......     22,160         21,896
  Treasury stock (at cost, 200,000 shares at
      March 31, 2001 and 149,354 shares at
      December 31, 2000............................     (2,254)        (1,643)
  Accumulated other comprehensive income
      (loss) net of taxes..........................         82           (159)
                                                      --------       --------
      Total stockholders' equity...................     45,742         45,362
                                                      --------       --------

      Total liabilities and stockholders' equity...   $240,418       $229,958
                                                      ========       ========

The balance sheet at December 31, 2000 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                               For the Three Months
                                                                  Ended March 31,
                                                               --------------------
                                                                   2001        2000
                                                                   ----        ----
                                                               (Dollars in thousands,
                                                               except per share data)
Interest income:
 Loans receivable............................................  $    2,660  $    2,180
 Interest and dividends on investments.......................       1,499       1,707
 Time deposit interest income................................         143          14
                                                               ----------  ----------
  Total interest income......................................       4,302       3,901
                                                               ----------  ----------

Interest expense:
 Deposits....................................................       2,146       1,893
 Advances from FHLB..........................................         214         185
                                                               ----------  ----------
  Total interest expense.....................................       2,360       2,078
                                                               ----------  ----------

Net interest income..........................................       1,942       1,823
Provision for loan losses....................................          60          10
                                                               ----------  ----------

Net interest income after provision for loan losses..........       1,882       1,813
                                                               ----------  ----------

Noninterest income:
 Loan and other service fees.................................          80         115
 Other, net..................................................          18          12
                                                               ----------  ----------
  Total noninterest income...................................          98         127
                                                               ----------  ----------

Noninterest expenses:
 Salaries and benefits.......................................         560         566
 Deposit insurance premium...................................           8          10
 Occupancy expense, net......................................          58          47
 Data processing.............................................          45          42
 Other operating expenses....................................         263         173
                                                               ----------  ----------
  Total noninterest expenses.................................         934         838
                                                               ----------  ----------

Income before income taxes...................................       1,046       1,102
Income tax expense...........................................         377         375
                                                               ----------  ----------
Net income...................................................  $      669  $      727
                                                               ==========  ==========

Basic net income per share...................................        $.17        $.18
Diluted net income per share.................................        $.17        $.18
Dividends per share..........................................        $.11        $.11
                                                               ----------  ----------

Weighted average shares outstanding..........................   3,856,949   3,993,592
                                                               ==========   =========

      See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC,
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                For the Three Months Ended March 31
                                                                -----------------------------------
                                                                     2001                   2000
                                                                     ----                   ----
                                                                            (In thousands)
Net income                                                           $ 669                 $ 727

Other Comprehensive income
  Unrealized holding gains (losses) arising
   during period net of tax effect of $(124) and
   $288 for the three months ended March 31,
   2001 and 2000, respectively                                         241                  (559)
                                                                     -----                 -----
Comprehensive income                                                 $ 910                 $ 168
                                                                     =====                 =====

      See accompanying Notes to Unaudited Condensed Financial Statements.

                              HOPFED BANCORP, INC,
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        For the Three Months Ended March 31
                                                                        -----------------------------------
                                                                             2001                      2000
                                                                             ----                      ----
                                                                                    (In thousands)
Cash flows from operating activities:
  Net income..........................................................   $    669                 $     727
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred income taxes..............................................         44                       (14)
   Provision for loan losses..........................................         60                        10
   Depreciation.......................................................         28                        28
   FHLB stock dividend................................................        (38)                      (35)
   Amortization (accretion) of investment
     premiums and discounts, net......................................         17                         6
Decrease (increase) in:
  Accrued interest receivable.........................................        522                      (770)
  Other assets........................................................        (59)                      (53)
Increase (decrease) in:
  Current income taxes payable........................................        387                         8
  Accrued expenses and other liabilities..............................        (72)                     (150)
                                                                         --------                 ---------
  Net cash provided (used) by operating activities....................      1,558                      (243)
                                                                         --------                 ---------

Cash flows from investing activities:
  Proceeds from maturities of held-to-maturity securities.............        974                       499
  Proceeds from sale of available-for-sale securities.................     32,763                     2,086
  Purchases of available for sale securities..........................    (28,351)                  (24,049)
  Net increase in loans...............................................     (4,981)                   (1,620)
  Purchases of premises/equipment.....................................       (200)                       (2)
                                                                         --------                 ---------
   Net cash provided (used) by investing activities...................        205                   (23,086)
                                                                         --------                 ---------

Cash flows from financing activities:
 Net increase in demand deposits.....................................         582                       962
 Net increase in time deposits.......................................       8,573                     1,260
 Increase in advances from borrowers for taxes and
  insurance..........................................................          66                        72
 Net increase in other borrowed funds................................         960                    15,525
 Dividends paid......................................................        (406)                     (307)
 Purchase of treasury stock..........................................        (666)                      ---
                                                                         --------                 ---------
  Net cash provided by financing activities..........................       9,109                    17,512
                                                                         --------                 ---------

Increase (decrease) in cash and cash equivalents.....................      10,872                    (5,817)
Cash and cash equivalents, beginning of period.......................       3,807                     8,888
                                                                         --------                 ---------
Cash and cash equivalents, end of period.............................    $ 14,679                     3,071
                                                                         ========                 =========

Supplemental disclosure of cash flow information
 Cash paid for income taxes..........................................    $    ---                 $     381
                                                                         --------                 ---------

 Cash paid for interest..............................................    $  2,362                 $   2,087
                                                                         ========                 =========


       See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     HopFed Bancorp, Inc. (the "Company") was formed at the direction of Hopkinsville Federal Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company's primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

   Total assets increased by $10.4 million, from $230.0 million at December 31, 2000 to $240.4 million at March 31, 2001. Securities available for sale decreased from $84.3 million at December 31, 2000 to $80.2 million at March 31, 2001. Federal funds sold increased from $1.5 million at December 31, 2000, to $12.2 million at March 31, 2001.

   At March 31, 2001, investments classified as "held to maturity" were carried at an amortized cost of $6.8 million and had an estimated fair market value of $7.0 million, and securities classified as "available for sale" had an estimated fair market value of $80.2 million.

   The loan portfolio increased $4.9 million during the three months ended March 31, 2001. Net loans totaled $134.1 million and $129.2 million at March 31, 2001 and December 31, 2000, respectively. For the three months ended March 31, 2001, the average yield on loans was 8.04%, compared to 7.73% for the year ended December 31, 2000.

   The allowance for loan losses totaled $768,000 at March 31, 2001, an increase of $60,000 from the allowance of $708,000 at December 31, 2000. The ratio of the allowance for loan losses to loans was .57% and .55% at March 31, 2001 and December 31, 2000, respectively. Also at March 31, 2001 non-performing loans were $1.3 million, or .95% of total loans, compared to $434,000, or .34% of total loans, at December 31, 2000, and the ratio of allowance for loan losses to non-performing loans at March 31, 2001 and December 31, 2000 was 60.1% and 163.1%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

   At March 31, 2001, deposits increased to $174.8 million from $165.6 million at December 31, 2000, a net increase of $9.2 million. The average cost of deposits during the period ended March 31, 2001 and the year ended December 31, 2000 was 5.18% and 4.98%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

   Net Income. Net income for the three months ended March 31, 2001 was $669,000, compared to net income of $727,000 for the three months ended March 31, 2000. As discussed below, the decrease in net earnings for the three months primarily resulted from a $96,000 increase in noninterest expenses.

   Net Interest Income. Net interest income for the three months ended March 31, 2001 was $1.9 million, compared to $1.8 million for the three months ended March 31, 2000. The increase in net interest income for the three months ended March 31, 2001 was primarily due to an increase of $480,000 in interest on loans. For the three months ended March 31, 2001, the Company's average yield on average interest-earning assets was 7.54%, compared to 7.33% for the three months ended March 31, 2000, and its average cost of interest-bearing liabilities was 5.16% for the three months ended March 31, 2001, compared to 4.84% for the three months ended March 31, 2000. As a result, the Company's interest rate spread for the three months ended March 31, 2001 was 2.38%, compared to 2.49% for the three months ended March 31, 2000, and its net yield on interest-earning assets was 3.39% for the three months ended March 31, 2001, compared to 3.43% for the three months ended March 31, 2000.

    Interest Income. Interest income increased by $401,000 from $3.9 million to $4.3 million, or by 10.3%, during the three months ended March 31, 2001 compared to the same period in 2000. This increase primarily resulted from an increase in the loan portfolio which produced an increase of $480,000 in interest on loans. The average balance of loans receivable increased $16.9 million from $113.7 million at March 31, 2000 to $130.6 million at March 31, 2001. The average balance of investment securities decreased $11.2 million, from $98.0 million at March 31, 2000 to $86.8 million at March 31, 2001. Average time deposits and other interest-earning cash deposits increased $9.8 million, from $1.1 million at March 31, 2000 to $10.9 million at March 31, 2001. Overall, average total interest-earning assets increased $15.5 million, or 7.29%, from March 31, 2000 to March 31, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 123.9% for the three months ended March 31, 2000 to 124.4% for the three months ended March 31, 2001.

    Interest Expense. Interest expense increased $282,000 or 13.6%, to $2.4 million for the three months ended March 31, 2001, compared to $2.1 million for the same period in 2000. The increase was attributable to an increase of

$253,000 in interest on deposits and an increase in interest on FHLB advances of $29,000. The average cost of average interest-bearing deposits increased from 4.76% at March 31, 2000 to 5.18% at March 31, 2001. Over the same period, the average balance of deposits increased $7.0 million, from $159.2 million at March 31, 2000 to $166.2 million at March 31, 2001, or 4.40% and the average balance of borrowed funds increased $4.8 million, from $12.6 million at March 31, 2000 to $17.4 million at March 31, 2001. The average cost of average borrowed funds decreased from 5.89% at March 31, 2000 to 4.93% at March 31, 2001.

    Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $60,000 provision for loan loss was required for the three months ended March 31, 2001.

    Noninterest Income. There was a $29,000 decrease in noninterest income in the three months ended March 31, 2001 compared to the same period in 2000, due to a $35,000 decrease in loan and other service fees.

    Noninterest Expenses. There was a $96,000 increase in total noninterest expenses in the three months ended March 31, 2001 compared to the same period in 2000, primarily due to a $90,000 increase in other operating expenses, which included an increase of $40,000 in professional fees and an increase of $30,000 in operating expenses at a new branch.

    Income Taxes. The effective tax rate for the three months ended March 31, 2001 was 36.0%, compared to 34.0% for the same period in 2000. The increase in the effective rate in the three-month period compared to the same period in 2000 was attributable to non-deductible expenses.

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

    The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At March 31, 2001, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

    The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At March 31, 2001, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at March 31, 2001.

                           At March 31, 2001
                           ------------------
                           Amount    Percent
                           --------  -------
                         (Dollars in thousands)
Tangible Capital.........   $41,763    17.40%
Core Capital.............   $41,763    17 40%
Risk-Based Capital.......   $42,531    43.38%

          At March 31, 2001, the Bank had outstanding commitments to originate loans totaling $1,027,000 Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2001 totaled $99.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the three months ended March 31, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HOPFED BANCORP, INC.


Date:  May 14, 2001            /s/ John E. Peck
                               -----------------
                               John E. Peck
                               President and Chief Executive Officer



Date:  May 14, 2001           /s/ Peggy R. Noel
                              ------------------
                              Peggy R. Noel
                              Vice President, Chief Financial
                              Officer and Treasurer