Form 10-Q
period 2001-06-30
HOPFED BANCORP INC
filed 2001-08-14
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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
Yes    x    No
    ------     ---

         As of June 30, 2001, 3,772,305 shares of Common Stock were issued and outstanding.

                                    CONTENTS

PAGE

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 2001
                  and December 31, 2000...................................................................       2

         Consolidated Statements of Income for the Three-Month and Six-Month
                  Periods Ended June 30, 2001 and 2000....................................................       3

         Consolidated Statements of Comprehensive Income for the Three-Month
                  and Six-Month Periods Ended June 30, 2001 and 2000......................................       4

         Consolidated Statements of Cash Flows for the Six-Month
                  Periods Ended June 30, 2001 and 2000....................................................       5

         Notes to Unaudited Condensed Financial Statements................................................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................       6

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.....................................................................................      11

PART II.  OTHER INFORMATION
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      11

Item 6.  Exhibits and Reports on Form 8-K................................................................       12

SIGNATURES...............................................................................................       13

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                       HOPFED BANCORP, INC. AND SUBSIDIARY


                                 Consolidated Statements of Financial Condition

                                                                       June 30,            December 31,
                           ASSETS                                        2001                  2000
                                                                 -------------------    ------------------
                                                                     (Unaudited)
                                                                               (In thousands)
Cash and due from banks.................................           $     3,665            $    2,227
Interest-earning deposits in Federal Home
   Loan Bank ("FHLB")...................................                   249                    50
Federal funds sold......................................                11,330                 1,530
Securities available for sale...........................                76,082                84,269
Securities held to maturity, market value of
   $6,195 and $7,930 at June 30, 2001 and
   December 31, 2000, respectively......................                 5,946                 7,796
Loans receivable, net of allowance for loan
   losses of $805 at June 30, 2001, and $708
   at December 31, 2000.................................               145,556               129,154
Accrued interest receivable.............................                 3,873                 2,285
Premises and equipment, net.............................                 2,671                 2,442
Other assets............................................                   290                   205
                                                                 -------------          ------------
         Total assets...................................           $   249,662            $  229,958
                                                                   ===========            ==========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits.............................................           $   184,813            $  165,604
   Advances from borrowers for taxes and insurance......                   277                   158
   Advances from FHLB...................................                18,000                17,040
   Dividends payable ...................................                   415                   441
   Accrued expenses and other liabilities...............                   976                 1,353
                                                                 -------------          ------------
         Total liabilities..............................               204,481               184,596
                                                                 -------------          ------------

Stockholders' Equity:
   Common stock.........................................                    40                    40
   Additional paid in capital...........................                25,714                25,228
   Retained earnings, substantially restricted..........                22,405                21,896
   Treasury stock (at cost, 267,000 shares at
      June 30, 2001 and 149,354 shares at
      December 31, 2000)................................                (3,080)               (1,643)
   Accumulated other comprehensive income
      (loss) net of taxes...............................                   102                  (159)
                                                                 -------------          -------------
         Total stockholders' equity.....................                45,181                45,362
                                                                 -------------          ------------

         Total liabilities and stockholders' equity.....           $   249,662            $  229,958
                                                                   ===========            ==========

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

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               For the Three Months                     For the Six Months
                                                                  Ended June 30,                          Ended June 30,
                                                      --------------------------------------    -------------------------------
                                                            2001                  2000              2001                2000
                                                      -----------------    -----------------    -----------         -----------
                                                                     (Dollars in thousands, except per share data)
Interest income:
     Interest on loans......................          $    2,810             $    2,125         $    5,470          $    4,305
     Interest and dividends on investments..               1,400                  1,849              2,899               3,556
     Time deposit interest income...........                 170                      7                313                  21
                                                       ----------             ----------         ----------          ----------
           Total interest income...........                4,380                  3,981              8,682               7,882
                                                       ----------             ----------         ----------          ----------

Interest expense:
     Interest on deposits...................               2,267                  1,930              4,413               3,823
     Interest on advances...................                 206                    292                420                 477
                                                       ----------             ----------         ----------          ----------
          Total interest expense............               2,473                  2,222              4,833               4,300
                                                       ----------             ----------         ----------          ----------

Net interest income.........................               1,907                  1,759              3,849               3,582
Provision for loan losses...................                  42                     10                102                  20
                                                       ----------             ----------         ----------          ----------

Net interest income after provision
     for loan losses........................               1,865                  1,749              3,747               3,562
                                                       ----------             ----------         ----------          ----------

Noninterest income:
     Loan and other service fees............                 176                    120                256                 235
     Other, net.............................                   4                     19                 22                  31
                                                       ----------             ----------         ----------          ---------
         Total noninterest income...........                 180                    139                278                 266
                                                       ----------             ----------         ----------          ----------

Noninterest expenses:
     Salaries and benefits..................                 490                    595              1,050               1,161
     Federal insurance premium..............                  15                      8                 23                  18
     Occupancy expense, net.................                  24                     49                 82                  96
     Data processing........................                  47                     40                 92                  82
     Other operating expenses...............                 441                    202                704                 375
                                                       ----------             ----------         ----------          ----------
         Total noninterest expenses.........               1,017                    894              1,951               1,732
                                                       ----------             ----------         ----------          ----------

Income before income taxes..................               1,028                    994              2,074               2,096
Income tax expense..........................                 367                    355                744                 730
                                                       ----------             ----------         ----------          ----------
Net income .................................                 661                    639              1,330               1,366
                                                       ==========             ==========         ==========          ==========

Basic net income per share..................          $     0.17             $      .16         $     0.35          $      .34
Diluted net income  per share...............          $     0.17             $      .16         $     0.35          $      .34
Dividends per share.........................          $     0.11             $      .11         $     0.22          $     .185
                                                       ==========             ==========         ==========          ==========

Weighted average shares outstanding.........           3,806,893              3,999,807          3,831,921           3,996,682
                                                       ==========             ==========         ==========          ==========

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                        For the Three Months              For the Six Months
                                                            Ended June 30                    Ended June 30
                                                     ----------------------------    ------------------------------
                                                         2001            2000            2001              2000
                                                     -------------     ----------    --------------     -----------
                                                                            (In thousands)

Net income                                              $    661          $ 639          $  1,330          $1,366

Other comprehensive income, net of tax
    Unrealized holding gains (losses) arising
    during period net of tax effect of ($11)
    and ($55) for the three months ended June
    30, 2001 and 2000, respectively, and ($134)
    and ($343) for the six months ended June
    30, 2001 and 2000, respectively                           20           (106)              261            (665)
                                                        --------          -----          --------          -------
Comprehensive income                                    $    681          $ 533          $  1,591           $ 701
                                                         =======           ====           =======          =======

       See accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                   --------------------------------------
                                                                          2001                  2000
                                                                   --------------------     -------------
                                                                              (In thousands)
Cash flows from operating activities:
     Net income...........................................             $   1,330             $   1,366
     Adjustments to reconcile net income to net cash
         Provided by operating activities:
        Loss on impairment of ORE                                             18                     -
     Provision for loan losses............................                   102                    21
     Provision for depreciation...........................                    56                    55
     FHLB stock dividend..................................                   (78)                  (72)
     Accretion of investment security discounts...........                    (4)                   (9)
     Amortization of investment security premiums.........                    25                    20
     MRP Shares...........................................                    -                    974
(Increase) decrease in
     Accrued interest receivable..........................                (1,588)                 (913)
     Other assets.........................................                   (85)                 (406)
Increase (decrease) in:
     Accrued expenses and other liabilities...............                   (25)                 (789)
                                                                       ---------             ---------

     Net cash used in operating activities................                  (249)                  247
                                                                       ----------            ---------

Cash flows from investing activities:
     Proceeds from maturities of held-to-maturity securities               1,854                 1,152
     Proceeds from sale of available-for-sale securities..                54,840                 3,606
     Purchases of available-for-sale securities...........               (46,205)              (25,048)
     Net increase in loans................................               (16,522)               (5,301)
     Real estate acquired in settlement of loans..........                     -                  (258)
     Purchases of premises/equipment......................                  (285)                  (51)
                                                                       ---------             ----------

     Net cash used in investing activities................                (6,318)              (25,900)
                                                                       ----------            ----------

Cash flows from financing activities:
     Net increase in demand deposits......................                 1,471                   756
     Net increase (decrease) in time deposits.............                17,738                   942
     Advances from FHLB...................................                   960                18,385
     Increase in advance payments by
         Borrowers for taxes and insurance................                   119                   111
     Net dividends paid...................................                  (847)                 (747)
     Purchase of treasury stock...........................                (1,437)                   --
                                                                       ----------            ---------

     Net cash used in financing activities................                18,004                19,447
                                                                       ---------             ---------

Decrease in cash and cash equivalents.....................                11,437                (6,206)
Cash and cash equivalents, beginning of period............                 3,807                 8,716
                                                                       ---------             ---------
Cash and cash equivalents, end of period..................                15,244                 2,510
                                                                       =========             =========

Supplemental disclosures of cash flow information.........
     Cash paid for income taxes...........................             $     315             $     381
                                                                       =========             =========
     Cash paid for interest...............................             $   4,405             $   4,316
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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001.

         The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2000 Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

         Total assets increased by $19.7 million, from $230.0 million at December 31, 2000 to $249.7 million at June 30, 2001. Securities available for sale decreased from $84.3 million at December 31, 2000 to $76.1 million at June 30, 2001. Federal funds sold increased from $1.5 million at December 31, 2000, to $11.3 million at June 30, 2001.

         At June 30, 2001, investments classified as "held to maturity" were carried at an amortized cost of $5.9 million and had an estimated fair market value of $6.2 million, and securities classified as "available for sale" had an estimated fair market value of $76.1million.

         The loan portfolio increased $16.4 million during the six months ended June 30, 2001. Net loans totaled $145.6 million and $129.2 million at June 30, 2001 and December 31, 2000, respectively. For the six months ended June 30, 2001, the average yield on loans was 7.90%, compared to 7.73% for the year ended December 31, 2000.

         The allowance for loan losses totaled $ 805,000 at June 30, 2001, an increase of $ 97,000 from the allowance of $708,000 December 31, 2000. The ratio of the allowance for loan losses to loans was 0.55% at each of June 30, 2001 and December 31, 2000. Also at June 30, 2001, non-performing loans were $ 1,860,000, or 1.27% of total loans, compared to $434,000, or .34% of total loans, at December 31, 2000, and the ratio of allowance for loan losses to non-performing loans at June 30, 2001 and December 31, 2000 was 43.3% and 163.1%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. The increase in non-performing loans is largely the result of three significant problem loans. Two loans, totaling $1.075 million, are non-performing but fully guaranteed by an agency of the federal government and present no significant risk of loss. The third large non-performing loan had an outstanding balance of $144,000 at June 30, 2001 and is 80% guaranteed by the Small Business Administration.

         Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

         Real estate owned of $143,000 at June 30, 2001 represents one parcel of residential property on which the Bank holds a first mortgage and which was acquired by the Bank in a sale initiated by the second mortgagee.

         At June 30, 2001, deposits increased to $ 184.8 million from $165.6 million at December 31, 2000, a net increase of $19.2 million. The average cost of deposits during the three and six month periods ended June 30, 2001 and the year ended December 31, 2000 was 5.07%, 5.08% and 4.98%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

         Net Income. Net income for the six months ended June 30, 2001 was $1.3 million, compared to net income of $1.4 million for the six months ended June 30, 2000. The decline in net earnings for the six months resulted primarily from lower investment yields due to a significant number of agency securities being called during the first six months of 2001.

         Net Interest Income. Net interest income for the six months ended June 30, 2001 was $3.8 million, compared to $3.6 million for the six months ended June 30, 2000. The increase in net interest income for the six months ended June 30, 2001 was primarily due to additional loans outstanding. For the six months ended June 30, 2001, the Bank's average yield on average interest-earning assets was 7.49%, compared to 7.30% for the six months ended June 30, 2000, and its average cost of interest-bearing liabilities was 5.04% for the six months ended June 30, 2001, compared to 4.93% for the six months ended June 30, 2000. As a result, the Bank's interest rate spread for the six months ended June 30, 2001 was 2.45%, compared to 2.37% for the six months ended June 30, 2000, and its net yield on interest-earning assets was 3.34% for the six months ended June 30, 2001, compared to 3.32% for the six months ended June 30, 2000.

         Interest Income. Interest income increased by $800,000, from $7.9 million to $8.7 million, or by 10.1%, during the six months ended June 30, 2001 compared to the same period in 2000. This increase primarily resulted from increased loan volume. The average balance of securities available for sale declined $10.1 million, from $90.3 million at June 30, 2000, to $80.2 million at June 30, 2001, while the average balance of securities held to maturity declined $2.6 million, from $9.5 million at June 30, 2000 to $6.9 million at June 30, 2001. In addition, average time deposits and other interest-earning cash deposits declined $640,000 million, from $790,000 at June 30, 2000 to $150,000 at June 30, 2001. Overall, average total interest-earning assets increased $16.7 million, or 7.75%, from June 30, 2000 to June 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 123.88% for the six months ended June 30, 2000 to 120.8% for the six months ended June 30, 2001.

         Interest Expense. Interest expense increased $533,000, or 12.4%, to $4.8 million for the six months ended June 30, 2001, compared to $4.3 million for the same period in 2000. The increase was attributable to the growth of deposits. The average cost of average interest-bearing deposits increased from 4.93% for the six months ended June 30, 2000 to 5.08% for the six months ended June 30, 2001. Over the same periods, the average balance of deposits increased $14.7 million, from $159.1 million for the six months ended June 30, 2000 to $173.8 million for the six months ended June 30, 2001, or 9.24%.

         Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $102,000 provision for loan losses was required for the six months ended June 30, 2001.

         Non-Interest Expenses. There was a $219,000 increase in total non-interest expenses in the six months ended June 30, 2001 compared to the same period in 2000, primarily due to opening a new branch office in Benton, Kentucky.

         Income Taxes. The effective tax rate for the six months ended June 30, 2001 was 35.9%, compared to 34.8% for the same period in 2000.

Comparison of Operating Results for the Three  Months Ended June 30, 2001
and 2000

         Net Income. Net income for the three months ended June 30, 2001 was $661,000, compared to net income of $639,000 for the three months ended June 30,

2000. The increase in net income for the three months ended June 30, 2001 resulted primarily from an increase in loans outstanding.

         Net Interest Income. Net interest income for the three months ended June 30, 2001 and June 30, 2000 was $1.9 and $1.8 million, respectively. For the three months ended June 30, 2001, the average yield on total interest-earning assets was 7.43%, compared to 7.26% for the three months ended June 30, 2000, and the average cost of interest-bearing liabilities was 5.03% for the three months ended June 30, 2001, compared to 5.02% for the three months ended June 30, 2000. As a result, the interest rate spread for the three months ended June 30, 2001 was 2.40%, compared to 2.24% for the three months ended June 30, 2000, and the net yield on interest-earning assets was 3.23% for the three months ended June 30, 2001, compared to 3.21% for the three months ended June 30, 2000.

         Interest Income. Interest income increased by $400,000, from $4.0 million to $4.4 million, or by 10.00%, during the three months ended June 30, 2001 compared to the same period in 2000. The average balance of securities available for sale declined $14.1million, from $92.3 million at June 30, 2000 to $78.2 million at June 30, 2001, while the average balance of securities held to maturity declined $2.8 million, from $9.2 million at June 30, 2000 to $6.4 million at June 30, 2001. In addition, average time deposits and other interest-earning cash deposits declined $381,000, from $507,000 at June 30, 2000 to $126,000 at June 30, 2001. The average balance of loans receivable at June 30, 2001 was $143.1 million, an increase of $13.9 million from the average balance at June 30, 2000. Overall, average total interest-earning assets increased $16.6 million, or 7.7%, from June 30, 2000 to June 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 123.87% for the three months ended June 30, 2000 to 119.9% for the three months ended June 30, 2001.

         Interest Expense. Interest expense increased $251,000, or 11.3%, to $2.5 million for the three months ended June 30, 2001, compared to $2.2 million for the same period in 2000. The increase was attributable to increased deposit balances. The average cost of average interest-bearing deposits increased from 5.02% at June 30, 2000 to 5.07% at June 30, 2001. Over the same period, the average balance of deposits increased $19.7 million, from $159.1 million at June 30, 2000 to $178.8 million at June 30, 2001, or 12.38%. The average balance of advances from the FHLB was $18.0 million at June 30, 2001, compared to $17.9 million at June 30, 2000.

         Provision for Loan Losses. The Bank determined that an additional $42,000 provision for loan losses was required for the three months ended June 30, 2001, compared to an additional $10,200 provision for the three months ended June 30, 2000.

         Non-Interest Expenses. There was an approximate $100,000 increase in total non-interest expenses in the three months ended June 30, 2001 compared to the same period in 2000, primarily due to opening a new branch office in Benton, Kentucky.

         Income Taxes. The effective tax rate for each of the three months ended June 30, 2001 and June 30, 2000 was 35.7%.

Liquidity and Capital Resources

         The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its initial operations and liquidity needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

         The Bank's principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

         The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At June 30, 2001, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

         The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At June 30, 2001, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 2001.

                                          Amount       Percent
                                          ------       -------
                                         (Dollars in thousands)

Tangible Capital . . . . . . . . . .     $ 42,457        17.2%
Core Capital . . . . . . . . . . . .     $ 42,457        17.2%
Risk-Based Capital . . . . . . . . .     $ 43,262        36.4%

         At June 30, 2001, the Bank had outstanding commitments to originate loans totaling $3.4 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 2001 totaled $106.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

         The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company's profitability. The Company does not believe that material changes in market risk exposures have occurred since December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         During the six month period ending June 30, 2001, the Federal Reserve Bank significantly reduced its fed funds target rate. As a result of the declining in market interest rates that followed the Federal Reserve Bank's action, the Bank had a large portion of its bond portfolio called. These funds were re-invested at a shorter maturity, in fed funds or used to fund the growth of the loan portfolio. The result was a 140 basis point reduction in investment yields for the month ending June 30, 2001 as compared to the month ending December 31, 2000. During the next six months, the Bank's exposure to additional bonds being called is limited to $2 million dollars. Therefore, the Bank does not anticipate a significant decline in investment yields from current levels.

         The Company monitors interest rate risk using an OTS model to measure the estimated change in the Bank's net portfolio value (NPV) of its assets assuming instantaneous parallel shifts in the Treasury yield curve of 100 to 300 basis points in 100 basis points increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The Bank has developed an Interest Rate Risk Policy that defines acceptable levels of interest rate risk and requires the quarterly reporting of interest rate risk to the Bank's Board of Directors.

         The information used in the NPV model is obtained by OTS from the Bank on schedule CMR of the quarterly Thrift Financial Report. The OTS NPV model is a commonly used measure of interest rate risk in OTS regulated institutions.

          The most recent measurement of the Bank's NPV ratio was March 31, 2001. This measurement revealed that the Bank's NPV would be reduced by 156 basis points, to 20.07% given a instantaneous decline of 200 basis points in the Treasury yield curve. The thrift median at March 31, 2001 for a 200 basis point decline is 181 basis points to 11.29%. At December 31, 2000, this same measure indicated that the Bank's NPV would decline 298 basis points under the same scenario with the thrift median being 168 basis points. The NPV ratio's decline in a instantaneous 200 basis point shift in the Treasury curve was reduced during the three month period ending March 31, 2001 as a result of the Bank's re-investment of called bonds into shorter term investments.


                           PART II. OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders

         On May 15, 2001, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on:

Proposal I - Election of Directors:

Nominees                              For                       Withheld
--------                              ---                       --------

WD Kelley                           2,561,081                     62,439

Clifton H. Cochran                  2,575,681                     47,839

Walton G. Ezell                     2,560,522                     62,998

There were no abstentions or broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.1 - Employment Agreement by and between HopFed Bancorp, Inc. and Billy C. Duvall
                 Exhibit 10.2 - Employment Agreement by and between Hopkinsville Federal Bank and Billy C. Duvall

         (b)     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOPFED BANCORP, INC.


Date:  August 14, 2001               /s/ John E. Peck
                                     --------------------------------------
                                     John E. Peck
                                     President and Chief Executive Officer



Date:  August 14, 2001               /s/ Billy C. Duvall
                                     --------------------------------------
                                     Billy C. Duvall
                                     Vice President, Chief Financial
                                     Officer and Treasurer