Form 10-Q
period 2001-09-30
HOPFED BANCORP INC
filed 2001-11-14
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

  As of November 8, 2001, 3,658,838 shares of Common Stock were issued and outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (unaudited)
               As of September 30, 2001 and December 31, 2000................. 2

         Consolidated Statements of Income (unaudited)for the Three-Month
               And Nine-Month Periods Ended September 30, 2001 and 2000....... 3

         Consolidated Statements of Comprehensive Income for the Three-Month
               and Nine-Month Periods Ended September 30, 2001 and 2000....... 4

         Consolidated Statements of Cash Flows for the Nine-Month
               Periods Ended September 30, 2001 and 2000...................... 5

         Notes to Unaudited Condensed Financial Statements.................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 7

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.........................................................11

PART II.  OTHER INFORMATION
          -----------------

Item 6.   Exhibits and Reports on Form 8-K....................................12

SIGNATURES....................................................................12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                              September 30, December 31,
                     ASSETS                                       2001        2000
                                                                --------    --------
                                                              (Unaudited)
                                                             (In thousands)
Cash and due from banks...................................      $  2,726    $  2,227
Interest-bearing deposits in Federal
 Home Loan Bank ("FHLB")..................................            36          50
Federal funds sold........................................        17,927       1,530
Investment securities available for sale..................        86,848      84,269
Investment securities held to maturity
  (Estimated market values of $5,571 and
  $7,930 at September 30, 2001 and
  December 31, 2000, respectively)........................         5,388       7,796
Loans receivable, net.....................................       155,534     129,154
Accrued interest receivable...............................         1,450       2,285
Real estate owned.........................................           125         141
Premises and equipment, net...............................         3,028       2,442
Deferred tax assets.......................................             0          44
Other assets..............................................           230          20
                                                                --------    --------
   Total assets...........................................      $273,292    $229,958
                                                                ========    ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits.................................................      $191,137     165,604
 Advances from FHLB.......................................        34,000      17,040
 Advance payments from borrowers for taxes and insurance             320         158
 Other liabilities........................................         3,302       1,794
                                                                --------    --------
   Total liabilities......................................       228,759     184,596
                                                                --------    --------
Shareholders' equity:
 Common stock.............................................            40          40
 Additional paid in capital...............................        25,714      25,228
 Treasury stock, at cost..................................        (4,226)     (1,643)
 Retained earnings, substantially restricted..............        21,605      21,896
Accumulated other comprehensive income (loss).............         1,400        (159)
                                                                --------    --------
   Total shareholders' equity.............................        44,533      45,362
                                                                --------    --------
    Total liabilities and shareholders' equity............      $273,292    $229,958
                                                                ========    ========

  See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                       For the Three Months    For the Nine Months
                                                        Ended September 30,     Ended September 30,
                                                      -----------------------  ----------------------
                                                          2001        2000         2001        2000
                                                          ----        ----         ----        ----
                                                       (Dollars in thousands, except per share data)
Interest income:
  Interest on loans.................................  $    2,953   $    2,446  $    8,446  $    6,751
  Interest and dividends on investments ............       1,419        1,811       4,295       5,367
  Time deposit interest income......................          73            7         386          28
                                                      ----------   ----------  ----------  ----------
 Total interest income..............................       4,445        4,264      13,127      12,146
                                                      ----------   ----------  ----------  ----------
Interest expense:
  Interest on deposits..............................       2,217        2,003       6,630       5,826
  Interest on advances..............................         220          356         640         833
                                                      ----------   ----------  ----------  ----------
 Total interest expense.............................       2,437        2,359       7,270       6,659
                                                      ----------   ----------  ----------  ----------

Net interest income.................................       2,008        1,905       5,857       5,487
Provision for loan losses...........................          60          311         162         331
                                                      ----------   ----------  ----------  ----------
Net interest income after provision
  for loan losses...................................       1,948        1,594       5,695       5,156
                                                      ----------   ----------  ----------  ----------
Other income:
  Loan and other service fees.......................         189          113         445         348
  Securities gains..................................           9           --           9          --
  Gain on sale of loans.............................          58           --          58          --
  Other, net........................................          23           14          45          45
                                                      ----------   ----------  ----------  ----------
  Total other income................................         279          127         557         393
                                                      ----------   ----------  ----------  ----------
Noninterest expense:
  Salaries and benefits.............................       2,301          502       3,351       1,663
  Federal insurance premium.........................          13            9          36          27
  Occupancy expense, net............................         133           55         215         151
  Data processing...................................          49           39         141         121
  Other operating expenses..........................         296          162       1,000         537
                                                      ----------   ----------  ----------  ----------
  Total other expenses..............................       2,792          767       4,743       2,499
                                                      ----------   ----------  ----------  ----------
Income (Loss) before income taxes...................        (565)         954       1,509       3,050
Income tax expense (benefit)........................        (171)         302         573       1,032
                                                      ----------   ----------  ----------  ----------
Net income (Loss)...................................  $     (394)  $      652  $      936  $    2,018
                                                      ==========   ==========  ==========  ==========
Basic net income (loss) per share...................  $    (0.11)  $     0.16  $     0.25  $     0.50
Diluted net income (loss) per share.................  $    (0.11)  $     0.16  $     0.25  $     0.50
Dividends per share.................................  $     0.11   $     0.11  $     0.33  $    0.295

Weighted average common shares:
  Basic.............................................   3,718,780    4,004,138   3,794,207   3,999,215
                                                      ==========   ==========  ==========  ==========
  Diluted...........................................   3,726,347    4,004,138   3,800,650   3,999,215
                                                      ==========   ==========  ==========  ==========


     See accompanying Notes to Unaudited Condensed Financial Statements.

         HOPFED BANCORP, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              (UNAUDITED)





                                              For the Three Months   For the Nine Months
                                              Ended September 30,    Ended September 30,
                                              --------------------   -------------------
                                                2001       2000        2001       2000
                                                ----       ----        ----       ----
                                                             (In Thousands)
Net income (Loss)                              $(394)     $   652      $  936     $2,018

Other comprehensive income, net of tax
 Unrealized holding gains arising
  during period net of tax effect of $554
   and $372 for the three months ended
   September 30, 2001 and 2000,
   respectively, and $688 and $30
     for the nine months ended
   September 30, 2001 and 2000,                1,076          722       1,337         57
   respectively

Minimum pension liability adjustment             222                      222
                                               -----       ------      ------     ------
Comprehensive income                           $ 904       $1,374      $2,495     $2,075
                                               =====       ======      ======     ======



  See Accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                    For the Nine Months Ended
                                                                         September 30,
                                                                    -------------------------
                                                                        2001       2000
                                                                      --------   --------
                                                                         (In thousands)
Cash flows from operating activities:
   Net income ......................................................  $    936   $  2,018
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Provision for loan losses..........................................       162        331
 Provision for depreciation.........................................        98         89
 FHLB stock dividend................................................      (117)      (110)
 Investment accretion(amortization) net.............................        64         18
 Gain on sale of loans..............................................        58         --
 Gain on sale of investments........................................         9         --
 MRP shares.........................................................        --        454
(Increase) decrease in:
 Accrued interest receivable........................................       835       (920)
 Other assets.......................................................      (168)       (65)
Increase (decrease) in:
 Current income taxes payable.......................................      (165)      (223)
 Deferred income taxes..............................................       463        156
 Accrued expenses and other liabilities.............................     1,265       (414)
                                                                      --------   --------
 Net cash provided by operating activities..........................     3,440      1,334
                                                                      --------   --------
Cash flows from investing activities:
 Proceeds from maturities of held-to-maturity securities............     2,414      1,668
 Proceeds from sale of available-for-sale securities................    65,607      6,502
 Purchases of available-for-sale securities ........................   (66,123)   (25,049)
 Net increase in loans .............................................   (26,600)   (12,465)
 Real estate acquired in settlement of loans........................        18       (141)
 Purchases of premises/equipment....................................      (684)       (56)
                                                                      --------   --------
 Net cash (used) provided by investing activities ..................   (25,368)   (29,541)
                                                                      --------   --------
Cash flows from financing activities:
 Net increase (decrease) in demand deposits.........................    19,092     (3,665)
 Net increase (decrease) in time deposits...........................     6,441      5,644
 Advances from FHLB.................................................    16,960     20,650
 Increase in advance payments by
  borrowers for taxes and insurance.................................       162        158
 Net dividends paid.................................................    (1,262)    (1,187)
 Purchases of treasury stock........................................    (2,583)       (96)
                                                                      --------   --------
 Net cash provided (used) in financing activities...................    38,810     21,504
                                                                      --------   --------
Increase (decrease) in cash and cash equivalents....................    16,882     (6,703)
Cash and cash equivalents, beginning of period......................     3,807      8,888
                                                                      --------   --------
Cash and cash equivalents, end of period............................    20,689      2,185
                                                                      ========   ========
Supplemental disclosures of cash flow information
 Cash paid for income taxes.........................................  $  1,166   $  1,107
                                                                      --------   --------
 Cash paid for interest.............................................  $  7,268   $  6,712
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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001.

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

          The Consolidated Statement of Financial Condition at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          EMERGING ACCOUNTING STANDARDS

          In June 2001, the Financial Accounting Standards Board issued two statements which are summarized as follows:

          Business Combinations Statement of Financial Accounting Standard
          No. 141,"Business Combinations" (FAS 141) addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the Standard to be accounted for using the purchase method. It is effective for business combinations which would be impacted by this statement. The requirements of this statement would need to be considered in any business combination contemplated in the future.

          Goodwill and Other Intangible Assets Statement of Financial
          Accounting Standard No 142, "Goodwill and Other Intangible Assets" (FAS 142) addresses financial accounting and reporting for goodwill and other intangible assets. It addresses how intangible assets should be accounted for at the time of acquisition and in subsequent periods. It requires that goodwill and other intangible assets having indefinite useful lives not be amortized. Instead, such assets must be tested at least annually for impairment. Such assets having finite useful lives would continue to be amortized over those lives. The Standard provides specific guidance for testing goodwill and other intangible assets for impairment and also requires additional disclosures concerning goodwill and other intangible assets.

          FAS 142 is effective for fiscal years beginning after December
          15, 2001 and must be applied to all goodwill and other intangible assets recognized in financial statements as of the start of that fiscal year. Impairment losses resulting from the initial application of the Standard are to be reported as resulting from a change in accounting principle. The adoption of this statement would have no impact on the current financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30,2001 AND DECEMBER 31, 2000

     Total assets increased by $43.3 million, from $230.0 million at December 31, 2000 to $273.2 million at September 30, 2001. Investment securities classified as "available for sale" increased from $84.3 million at December 31, 2000 to $86.8 million at September 30, 2001. Federal funds sold increased from $1.5 million at December 31, 2000, to $17.9 at September 30, 2001. At September 30, 2001, investments classified as "held to maturity" were carried at amortized cost of $5.4 million and had an estimated fair market value of $5.6 million.

     The loan portfolio increased $26.4 million during the nine months ended September 30, 2001, including an increase of $10.5 million in commercial loans. During the three months ended September 30, 2001, a total of $7.7 million in commercial loans was originated, compared to $1.3 million in the three months ended September 30, 2000. Net loans totaled $155.6 million and $129.2 million at September 30, 2001 and December 31, 2000, respectively. For the nine months ended September 30, 2001, the average yield on loans was 7.88%, compared to 7.73% for the year ended December 31, 2000.

In the third quarter of 2001, the Company sold approximately $7.5 million dollars of USDA guaranteed loans at a net gain of approximately $58,000.

The allowance for loan losses totaled $863,000 at September 30, 2001, an increase of $155,000 from the allowance of $708,000 December 31, 2000. The ratio of the allowance for loan losses to loans was 0.54% at September 30, 2001 and December 31, 2000, respectively. Also at September 30, 2001, non-performing loans were $583,000, or .34% of total loans, compared to $434,000, or .37% of total loans at December 31, 2000, and the ratio of allowance for loan losses to non-performing loans at September 30, 2001 and December 31, 2000 was 148.03% and 163.13%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years.

     Real estate owned of $ 125,000 at September 30, 2001 represents one parcel of residential property on which the Bank held a first mortgage and which was acquired by the Bank in a sale initiated by the second mortgagee.

     At September 30, 2001, deposits increased to $191.1 million from $165.6 million at December 31, 2000, a net increase of $25.5 million. The average cost of deposits during the nine months ended September 30, 2001 and the year ended December 31, 2000 was 4.96% and 4.98%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME. Net income for the nine months ended September 30, 2001 was $936,000, compared to net income of $2.0 million for the nine months ended September 30, 2000. The decline in net income is the result of an after tax curtailment loss of $1.2 million on the Company's defined benefit pension plan. Excluding the loss on the curtailment, net income for the nine months ended September 30, 2001, would have been approximately $2.1 million.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2001 was $5.9 million, compared to $5.5 million for the nine months ended September 30, 2000. The increase in net interest income for the nine month period ended September 30, 2001 was due to the growth in the loan portfolio. For the nine months ended September 30, 2001, the average yield on total interest-earning assets was 7.33%, compared to 7.42% for the nine months ended September 30, 2000, and the average cost of interest-bearing liabilities was 5.02% for the nine months ended September 30, 2001, compared to 5.05% for the nine months ended September 30, 2000. As a result, the Bank's interest rate spread for the nine months ended September 30, 2001 was 2.31%, compared to 2.37% for the nine months ended September 30, 2000, and its net yield on interest-earning assets was 3.27% for the nine months ended September 30, 2001, compared to 3.35% for the nine months ended September 30, 2000.

     INTEREST INCOME. Interest income increased by $1.0, from $12.1 million to $13.1 million, or by 8.3%, during the nine months ended September 30, 2001 compared to the same period in 2000. This increase resulted from increased loans outstanding. The average balance of securities available for sale declined $900,000, from $90.4 million during the nine months ended September 30, 2000, to $89.5 million during the nine months ended September 30, 2001, while the average balance of securities held to maturity decreased $2.6 million, from $9.2 million during the nine months ended September 30, 2000 to $6.6 million during the nine months ended September 30, 2001. In addition, average time deposits and other interest-earning cash deposits increased $17.2 million, from $693,000 during the nine months ended September 30, 2000 to $17.9 million during the nine months ended September 30, 2001. Overall, average total interest-earning assets increased $20.7 million, or 9.5%, from $218.2 million during the nine months ended September 30, 2000 to $238.9 million during the nine months ended September 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 124.02% for the nine months ended September 30, 2000 to 123.78% for the nine months ended September 30, 2001.

     INTEREST EXPENSE. Interest expense increased $611,000, or 9.2%, to
$7.3 million for the nine months ended September 30, 2001, compared to $6.7 million for the same period in 2000. The increase was attributable to an increase of $804,000 in interest on deposits that resulted from deposit growth. During the nine months ended September 30, 2001, the Bank borrowed $34 million from the FHLB of Cincinnati to refinance previous borrowings and to fund specific larger fixed rate loans made during the period. The average cost of interest-bearing deposits declined from 5.05% during the nine months ended September 30, 2000 to 4.96% during the nine months ended September 30, 2001. Over the same period, the average balance of interest-bearing deposits increased $16 million, from $158.9 million at September 30, 2000 to $174.9 million at September 30, 2001, or 10.1%.

     OTHER INCOME. Other income increased $164,000 to $557,000 for the nine months ended September 30, 2001, compared to $393,000 for the nine months ended September 30, 2000. The increase was attributable to a $58,000 gain on the sale of loans, a $9,000 gain on the sale of investments, and increased loan fee income.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $162,000 provision for loan loss was required for the nine months ended September 30, 2001, compared to an additional $330,600 provision for the nine months ended September 30, 2000.

     NON-INTEREST EXPENSE. There was a $2.2 million increase in total non-interest expense in the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to a $1.8 million curtailment loss and increased cost associated with opening a new retail location.

     INCOME TAXES. The effective tax rate for the nine months ended September 30, 2001 was 38.0%, compared to 33.8% for the same period in 2000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME. The Company incurred a net loss of $394,000 for the three months ended September 30, 2001, compared to net income of $652,000 for the three months ended September 30, 2000. The current period net loss was the result of the Company's $1.8 million dollar curtailment loss on its defined benefit pension plan. Excluding the curtailment loss, the Company's net income for the three months ended September 30, 2001, would have been approximately $786,000.


     NET INTEREST INCOME. Net interest income was $2.0 million for the three months ended September 30, 2001, compared to net interest income of $1.9 million for the three months ended September 30, 2000. For the three months ended September 30, 2001, the average yield on total interest-earning assets was 7.13%, compared to 7.66% for the three months ended September 30, 2000, and the average cost of interest-bearing liabilities was 4.83% for the three months ended September 30, 2001, compared to 5.27% for the three months ended September 30, 2000. As a result, the Bank's interest rate spread for the three months ended September 30, 2001 was 2.29%, compared to 2.39% for the three months ended September 30, 2000, and its net yield on interest-earning assets was 3.22% for the three months ended September 30, 2001, compared to 3.42% for the three months ended September 30, 2000.

     INTEREST INCOME. Interest income increased by $181,000, from $4.3 million to $4.4 million, during the three months ended September 30, 2001, compared to the same period in 2000. The average balance of securities held to maturity declined $2.9 million, from $8.6 million during the three months ended September 30, 2000 to $5.7 million during the three months ended September 30, 2001. In addition, average time deposits and other interest-earning cash deposits increased $9.6 million, from $499,000 at September 30, 2000 to $10.1 million at September 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 124.28% for the three months ended September 30, 2000 to 123.72% for the three months ended September 30, 2001.

     INTEREST EXPENSE. Interest expense increased $78,000, or 3.3%, to $2.44 million for the three months ended September 30, 2001, compared to $2.36 million for the same period in 2000. The increase was attributable to an increase of $214,000 in interest on deposits. The average cost of interest-bearing deposits declined from 5.27% during the three months ended September 30, 2000 to 4.75% during the three months ended September 30, 2001. Over the same period, the average balance of interest-bearing deposits increased $24.4 million, from $158.3 million during the three months ended September 30, 2000 to $182.7 million during the three months ended September 30, 2001, or 15.4%. The average balance of advances from the FHLB was $19.0 million during the nine months ended September 30, 2001, compared to $20.8 million during the same period in 2000.

     PROVISION FOR LOAN LOSSES. The Bank determined that an additional $60,000 provision for loan loss was required for the three months ended September 30, 2001, compared to an additional $310,200 provision for the three months ended September 30, 2000.

     OTHER INCOME. Other income increased $152,000 to $279,000 for the three months ended September 30, 2001, compared to $127,000 for the three months ended September 30, 2000. The increase was attributable to a $58,000 gain on the sale of USDA loans, a $9,000 gain on the sale of investments, and increased loan fee income.

     NON-INTEREST EXPENSE. There was a $2.0 million increase in total non-interest expense in the three months ended September 30, 2001 compared to the same period in 2000, primarily due to the Company's $1.8 million curtailment loss on the defined benefit pension plan as well as opening a new retail location early in 2001.

     INCOME TAXES. The effective tax benefit for the three months ended September 30, 2001 was 30.3%, compared to an effective tax rate of 31.7% for the same period in 2000.


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

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At September 30, 2001, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30, 2001, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 2001.

                                             Amount         Percent
                                             ------         -------
                                            (Dollars in thousands)

  Tangible Capital......................... $42,282          15.62%
  Core Capital.............................  42,282          15.62%
  Risk-Based Capital.......................  43,145          31.14%

     At September 30, 2001, the Bank had outstanding commitments to originate loans totaling $6.1 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 2001 totaled $98.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

     During the three month period ended September 30, 2001, the Company paid a dividend of $0.11 per share of Common Stock, or a total dividend of $416,000, and the Company declared a dividend of $0.11 per share of Common Stock, or a total dividend of $406,000 to be paid in October 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine month period ending September 30, 2001, the Federal Reserve Bank significantly reduced its fed funds target rate. As a result of the declining in market interest rates that followed the Federal Reserve Bank's action, the Bank had approximately $55 million dollars of its bond portfolio called. These funds were re-invested at a shorter maturity, in fed funds or used to fund the growth of the loan portfolio. The result was a reduction in investment yields of approximately 100 basis points for the month ending September 30, 2001 as compared to the month ended December 31, 2000. During the next twelve months, the Company's exposure to additional bonds being called is approximately $15 million dollars. The Company continues to encounter an increased level of cash flows from its investment portfolio as mortgage back securities prepayment speeds increase at an accelerated rate. The Company has adopted an investment strategy that limits its current period cash flows from new investments without materially increasing the average life or modified duration of the portfolio.

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

The most recent measurement of the Bank's NPV ratio was June 30, 2001. This measurement revealed that the Bank's NPV would increase by 101 basis points, to 21.08% given a instantaneous decline of 200 basis points in the Treasury yield curve. Given a 200 basis point increase in the Treasury yield curve, the Bank's NPV would decline by 168 basis points to 18.39%. The thrift median at June 30, 2001 for a 200 basis point decline is an increase of 50 basis points. The thrift median at June 30, 2001 for a 200 basis point increase is 194 basis points decline.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    Current Report on Form 8-K dated September 19, 2001
               reporting that the Board of Directors authorized management to discontinue the Company's defined benefit pension plan and replace it with a 401K plan. The change in pension plan resulted in a one-time pre-tax curtailment loss of $1.8 million dollars.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOPFED BANCORP, INC.


Date:  November 13, 2001            /s/ John E. Peck
                                   --------------------------------------------
                                   John E. Peck
                                   President and Chief Executive Officer



Date:  November 13, 2001            /s/ Billy C. Duvall
                                   --------------------------------------------
                                   Billy C. Duvall
                                   Executive Vice President and Chief Financial
                                   Officer