Form 10-K405
period 2001-12-31
HOPFED BANCORP INC
filed 2002-04-01
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number            000-23667
                       ------------------------------

                              HOPFED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                            61-1322555
----------------------------------------------              ----------------------------------
(State or other jurisdiction of                            (I.R.S. Employer Identification No.)
incorporation or organization)

2700 Fort Campbell Boulevard, Hopkinsville, KY                           42240
-----------------------------------------------                -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's voting stock is traded on the Nasdaq Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($10.65 per share) at which the stock was sold on March 14, 2002, was approximately $38,675,880. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 15, 2002, 3,631,538 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 2001.

Part III:
Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

         In February 1998, HopFed Bancorp, Inc. (the "Company") issued and sold 4,033,625 shares of common stock, par value $.01 per share (the "Common Stock"), in connection with the conversion of Hopkinsville Federal Savings Bank (the "Bank") from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank's capital stock to HopFed Bancorp, Inc. (the "Company"). The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the "Conversion." In February 2001, the Bank changed its name to Hopkinsville Federal Bank.

HopFed Bancorp, Inc.

         HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. The Company's assets primarily consist of the outstanding capital stock of the Bank. The Company's principal business is overseeing the business of the Bank. The Company has registered with the Office of Thrift Supervision ("OTS") as a savings and loan holding company. See "Regulation - Regulation of the Company."

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

Hopkinsville Federal Bank

         The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Hopkinsville, Murray, Cadiz, Elkton and Benton, Kentucky. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg and Marshall located in southwestern Kentucky.

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

Fulton Division Acquisition Agreement

         On March 5, 2002, the Bank announced it had signed a definitive agreement to purchase the business assets and liabilities of Old National Bancorp that are located in Fulton, Kentucky. These assets include two retail banking offices, Fall & Fall Insurance Agency, and approximately $50 million in loans outstanding. The Bank will purchase these assets by assuming approximately $90 million dollars in deposit liabilities and receiving approximately $35 million dollars in short term marketable securities. The purchase is subject to regulatory approval and is expected to close at or near the end of the second quarter of 2002. The Bank currently expects to pay a premium of approximately
$6 million in the transaction.

Stock Repurchases

         On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its Common Stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management's discretion, depending on market conditions, price of the Common Stock, corporate cash requirements and other factors. As of March 15, 2002, a total of 407,767 shares of Common Stock had been repurchased.

Termination of Pension Plan

         On September 21, 2001 the Company announced that the Board of Directors had directed management to take all actions necessary to terminate the Company's defined benefit pension plan ("Pension Plan"), effective December 31, 2001, and replace it with a 401(k) plan. Termination of the Pension Plan is expected to reduce annual pension related expenses by approximately $360,000 for the year ending December 31, 2002, and thereafter. By terminating the Pension Plan, the Company incurred a curtailment expense of approximately $1.4 million. Termination of the Pension Plan and distribution to participants of its assets are contingent on receipt of an Internal Revenue Service determination that the Pension Plan will be tax-qualified upon its termination, as well as compliance with other applicable regulatory requirements.

Lending Activities

         General. The total gross loan portfolio totaled $ 177.1 million at December 31, 2001, representing 62.1% of total assets at that date. Substantially all loans are originated in the Bank's market area. At December 31, 2001, $ 117.0 million, or 66.1% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $ 18.4 million, or 10.4% of the loan portfolio at December 31, 2001, and multi-family residential loans, which were $ 2.4 million, or 1.4% of the loan portfolio at December 31, 2001. At December 31, 2001, construction loans were $ 5.6 million, or 3.2% of the loan portfolio, and consumer and commercial loans totaled $ 33.6 million, or 18.9% of the loan portfolio.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2001, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                       2001                  2000                1999               1998              1997
                                -----------------     -----------------    -----------------   -----------------  -----------
                                 Amount     Percent    Amount  Percent    Amount   Percent   Amount   Percent    Amount   Percent
                                 ------     -------    ------  -------    ------   -------   ------   -------    ------   -------
                                                                     (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
   One-to-four family
     residential ............  $ 116,998      66.1%   $ 93,147    71.1% $  88,248     76.3% $  88,954   80.6% $ 83,229   78.7%
 Multi-family residential ...      2,448       1.4%      2,841     2.2%     2,165      1.9%     1,539    1.4%    2,359    2.2%
 Construction ...............      5,617       3.2%      5,729     4.4%     5,706      4.9%     4,626    4.2%    5,166    4.9%
 Non-residential (1) ........     18,445      10.4%     21,695    16.5%    12,399     10.7%     8,260    7.5%    7,593    7.2%
                               ---------     ------   --------  -------  --------  -------- --------- ------- --------  ------
  Total real estate loans ...    143,508      81.1%    123,412    94.2%   108,518     93.8%   103,379   93.7%   98,347   93.0%
                               =========     ======   ========  =======  ========  ======== ========= ======= ========  ======

Other loans:
   Secured by deposits ......      2,191       1.2%      2,720     2.1%     2,525      2.2%     2,280    2.1%    3,081    2.9%
   Other consumer loans .....     16,455       9.3%      3,971     3.0%     4,356      3.7%     4,586    4.2%    4,298    4.1%
   Commercial loans .........     14,943       8.4%        946     0.7%       314      0.3%        --      --       --      --
                               ---------     ------   --------  -------  --------  -------- --------- ------- --------  ------
     Total other loans ......     33,589      18.9%      7,637     5.8%     7,195      6.2%     6,866    6.3%    7,379    7.0%
                               ---------     ------   --------  -------  --------  ------------------ ------- --------  ------
                                 177,097     100.0%    131,049   100.0%   115,713    100.0%   110,245  100.0%  105,726  100.0%
                                             ======             =======            ========           =======           ======

Less:Undisbursed portion
   of mortgage loans               5,230                 1,187              1,903               1,180            2,019
     Loans held for sale             928
     Allowance for loan
       losses ...............        923                   708                278                 258              237
                               ---------              --------           --------            --------         --------
   Total ....................   $170,016              $129,154           $113,532            $108,807         $103,470
                               =========              ========           ========            ========         ========

_________________

(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

         Loan Maturity Schedule. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity, dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                    Due after     Due after 5  Due after 10
                                                                    3 through 5   through 10    through 15    Due after 15
                                     Due during the year ending     years after   years after   years after    years after
                                            December 31,            December 31,  December 31, December 31,   December 31,
                                    -------------------------------
                                     2002       2003       2004         2001          2001        2001          2001         Total
                                     ----       ----       ----         ----          ----        ----          ----         -----
                                                                           (In thousands)
One-to-four family residential ... $  4,479   $    580   $    551   $     1,511    $    9,848  $   22,845   $   77,184     $ 116,998
Multi-family residential .........      - -        - -        - -           - -           - -       1,156        1,292         2,448
Construction .....................    4,821        507        - -           289           - -         - -          - -         5,617
Non-residential ..................      612        140        222           362         3,306       6,619        7,184        18,445
Other ............................    5,139      1,848      2,138        11,225         5,704       5,768        1,767        33,589
                                   --------   --------   --------   -----------    ----------  -----------  ------------   ---------
   Total ......................... $ 15,051   $  3,075   $  2,911   $    13,387    $   18,858  $   36,388   $   87,427     $ 177,097
                                   ========   ========   ========   ===========    ==========  ===========  ============   =========


         The following table sets forth at December 31, 2001, the dollar amount of all loans due after December 31, 2002 which had predetermined interest rates and have floating or adjustable interest rates.

                                            Predetermined         Floating or
                                               Rate            Adjustable Rate
                                         ---------------     -------------------
                                                     (In thousands)
One-to-four family residential ..........   $    11,981         $   100,538
Multi-family residential ................           798               1,650
Construction ............................           796                 ---
Non-residential .........................         3,551              14,282
Other ...................................        18,998               9,452
                                            --------------      ------------
   Total ................................   $    36,124         $   125,922
                                            ==============      ============

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

         The following table sets forth certain information with respect to loan origination activity for the periods indicated.

                                                   Year Ended December 31,
                                          -------------------------------------------
                                              2001           2000           1999
                                              ----           ----           ----
                                 (In thousands)
Loan originations:
   One-to-four family residential ....    $  47,440     $    16,810       $   16,474
   Multi-family residential ..........          368             549              686
   Construction ......................        2,627           1,802            2,470
   Non-residential ...................        9,355           4,213            4,970
   Other .............................       34,037           8,746            5,922
                                          ---------     -----------      -----------
     Total loans originated ..........       93,827          32,120          30,522
                                          ---------     -----------      -----------
Loan principal reductions:
   Loans sold ........................       11,235             ---              ---
   Loan principal repayments .........       41,730          16,498          25,797
                                          ---------     -----------      -----------
Net increase in loan portfolio .......    $  40,862     $    15,622      $    4,725
                                          =========     ===========      ===========

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

         Loan Underwriting Policies. Lending activities are subject to written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Board of Directors and its management. Detailed loan applications are obtained to determine the ability of borrowers to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loan request exceeding loan officer limits must be approved by the loan committee. In addition, the full Board of Directors reviews all loans on a monthly basis.

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

         The majority of real estate loan applications are underwritten and closed in accordance with the Bank's own lending guidelines, which generally do not conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors.

         In June 2001, the Bank began offering a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with FHLMC standards. These loans are originated with the intent to sell them to FHLMC servicing retained. At December 31, 2001, the Bank's loan servicing portfolio was $3.7 million dollars. At December 31, 2001, the Bank held $928,000 in fixed rate loans without a commitment but an intent to sell such loans.

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

         Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank's loans to one borrower were limited to $ 6.0 million at December 31, 2001. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2001, the Bank's largest lending relationship was $3.4 million. The loans are to a local real estate developer and his business associate and are primarily for the development of apartments, the purchase of lots for residential construction, and construction of one-to-four residential housing. All loans within this relationship were current and performing in accordance with their terms at December 31, 2001.

         Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2001, one-to-four family residential mortgage loans, totaled approximately $ 117.0 million, or 66.1% of the Bank's loan portfolio. The Bank originated $ 4.7 million in loans that were sold or will be sold in the secondary market servicing retained.

         The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2001, 85.6% of one-to-four family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. A borrower may also obtain a loan in which the maximum annual adjustment is 0.5% with a higher initial rate. Prior to August 1, 1997, rate adjustments on the Bank's adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity, which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. The adjustable rate mortgage loans offered by the Bank also provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. Such initial rates, also referred to as "teaser rates," often reflect a discount from the prevailing rate greater than the 1.0% maximum adjustment allowed each year. As a result, the Bank may not be able to restore the interest rate of a loan with a teaser rate to its otherwise initial loan rate until at least the second adjustment period that occurs at the beginning of the third year of the loan. Further, in a rising interest rate environment, the Bank may not be able to adjust the interest rate of the loan to the prevailing market rate until an even later period because of the combination of the teaser discount and the 1% limitation on annual adjustments.

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

         The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. At December 31, 2001, 16.4% of the Bank's loan portfolio, consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon Federal Home Loan Bank ("FHLB") advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowing."

         Neither the fixed rate or the adjustable rate residential mortgage loans held in the Bank's portfolio are originated in conformity with secondary market guidelines issued by FHLMC or FNMA. As a result, such loans may not be readily saleable in the secondary market to institutional purchasers. However, such loans may still be sold to private investors whose investment strategies do not depend upon loans that satisfy FHLMC or FNMA criteria. Further, given its high liquidity, the Bank does not currently view loan sales as a necessary funding source.

         Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to four- family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank's market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 2001, the Bank's loan portfolio included $5.6 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

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

         Multi-Family Residential and Non-Residential Real Estate Lending. The Bank's multi-family residential loan portfolio consists of adjustable rate loans secured by real estate. At December 31, 2001, the Bank had $2.4 million of multi-family residential loans, which amounted to 1.4% of the Bank's loan portfolio at such date. The Bank's non-residential real estate portfolio generally consists of adjustable rate loans secured by first mortgages on residential lots and rental property. In each case, such property is located in the Bank's market area. At December 31, 2001, the Bank had approximately $18.4 million of such loans, which comprised 10.4% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

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

         Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2001, loans on deposit accounts totaled $ 2.2 million, or 1.2% of the Bank's loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 95% of the value of the property but require private mortgage insurance on 100% of the value of the property.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2001, there were $12,000 in consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Bank's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

         Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2001, the Bank's commercial loans amounted to $ 14.9 million, or 8.4% of the Bank's loan portfolio. The Bank's commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2001, there were $149,000 in commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

         The Bank's non-performing loans totaled 0.32% of total loans at December 31, 2001. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days and collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank's management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value. However, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                 At December 31,
                                ------------------------------------------------
                                 2001       2000     1999       1998      1997
                                 ----       ----     ----       ----      ----
                                            (Dollars in thousands)
Accruing loans which are
 contractually past due 90
 days or more:
 Residential real estate....   $   330   $   371   $    51   $    268   $   140
 Non-residential real estate        60        63        --         --        --
 Consumer ..................        12        --         7         19        23
                               -------   -------   -------   --------   -------
   Total ...................   $   402   $   434   $    58   $    287   $   163
                               -------   -------   -------   --------   -------
Non-Accrual Loans

  Commercial                       149        --        --         --        --
                               -------   -------   -------   --------   -------
   Total non-performing
    loans ..................   $   551   $   434   $    58   $    287   $   163
                               =======   =======   =======   ========   =======
Percentage of total loans ..      0.32%     0.34%     0.05%      0.26%     0.16%
                               =======   =======   =======   ========   =======

     At December 31, 2001, the Bank had no loans outstanding which were not classified as nonaccrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. At December 31, 2001, the Bank had no real estate owned. Also, the Bank had impaired loans, as defined by SFAS 114/118, totaling $766,000 at December 31, 2001.

     Interest income recognized on nonaccrual loans outstanding at December 31, 2001, would have increased by approximately $17,000 had interest income been recorded under the original terms of the loan. No interest income on non-performing loans was included in interest income for the year ended December 31, 2001.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2001, the Bank had $ 713,000 in assets classified as special mention, $733,000 in assets classified as substandard, no assets classified as doubtful and 33,000 assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                      Year Ended December 31,
                                                  ----------------------------------------------------------------
                                                      2001         2000          1999        1998         1997
                                                      ----         ----          ----        ----         ----
                                                                       (Dollars in thousands)
Balance at beginning of period .................  $     708      $   278        $   257     $   236     $   217

Loans charged off:
   Real estate mortgage:
   Residential .................................         (7)          (1)            --          --          --
                                                  ----------     --------       -------     -------     -------
Total charge-offs ..............................         (7)          (1)            --          --          --
                                                  ----------     --------       -------     -------     -------

Recoveries .....................................                      --             --          --          --
                                                  ----------     -------        -------     -------     -------

Net loans charged off ..........................         (7)          (1)            --          --          --
                                                  ----------     --------       -------     -------     -------

Provision for loan losses ......................  $     222      $   431        $    21     $    21     $    19
                                                  ----------     --------       -------     -------     -------
Balance at end of period .......................  $     923      $   708        $   278     $   257     $   236
                                                  ----------     --------       =======     =======     =======

Ratio of net charge-offs to average loans
   outstanding during the period ...............     0.0005%      0.0008%             0%          0%          0%
                                                  -------------  ==========     =========   =========   =========

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

                                                                       At December 31,
                              ------------------------------------------------------------------------------------------------------
                                        2001                       2000                    1999                        1998
                              -------------------------    ---------------------- ------------------------    ----------------------
                                        Loans in Each                Percent of               Percent of                 Percent of
                                          Percent of                  Loans in                 Loans in                   Loans in
                                        Loans in Each                   Each                     Each                       Each
                                         Category to                Category to              Category to                Category to
                              Amount     Total Loans      Amount    Total Loans    Amount    Total Loans      Amount    Total Loans
                              ------     -----------      ------    -----------    ------    -----------      ------    -----------
                                                 (Dollars in thousands)
One-to-four family .......... $   138         66.0%     $     71        71.1%      $  130         76.3%       $  135        80.6%
Construction ................      50          3.2%          106         4.4%           5          4.9%            7         4.2%
Multi-family residential ....      60          1.4%          106         2.2%           8          1.9%            6         1.4%
Non-residential .............     210         10.4%          177        16.5%          85         10.7%           71         7.5%
Secured by deposits .........      --           --%           --         2.1%          --          2.2%           --         2.1%
Other consumer loans ........     465         17.8%          248         3.7%          50          4.0%           38         4.2%
                              -------   -----------     --------                   ------    -----------      ------    ---------
   Total allowance for
     loan losses ............ $   923        100.0%     $    708       100.0%      $  278        100.0%       $  257       100.0%
                              =======   ===========     ========       ======      ======    ===========      ======    =========

                                              At December 31, 1997
                                   ---------------------------------------------
                                                 Percent of Loans in Each
                                     Amount       Category to Total Loans
                                     ------       -----------------------
                                           (Dollars in thousands)
One-to-four family ...............       $   185                 78.7%
Construction .....................             6                  4.9%
Multi-family residential .........            12                  2.2%
Non-residential ..................            19                  7.2%
Secured by deposits ..............            --                  2.9%
Other consumer loans .............            14                  4.1%
                                         -------                ------
   Total allowance for
     loan losses .................       $   236                100.0%
                                         =======                ======

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

         At December 31, 2001, securities with an amortized cost of $ 100.5 million and an approximate market value of $ 100.5 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

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

         Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors. Of the $77.4 million mortgage-backed security portfolio at December 31, 2001, approximately $21.7 million were originated through GNMA, approximately $ 23.5 million were originated through FNMA and approximately $ 32.2 million were originated through FHLMC. Mortgage-backed securities generally increase the quality of the assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The following table sets forth the carrying value of the investment securities at the dates indicated.

                                                    At December 31,
                                         -------------------------------------
                                              2001         2000       1999
                                              ----         ----       ----
                                                    (In thousands)
Securities available for sale:
   FHLB stock ........................   $     2,284  $     2,137  $     1,987
   U. S. government and agency
     securities ......................        21,111       56,166       36,121
   Mortgage-backed securities ........        72,946       25,951       33,300
    Municipal Bonds ..................         4,162          ---          ---
   Other .............................            15           15           15
Securities held to maturity:
   Mortgage-backed securities ........         4,462        7,796        9,958
                                         -----------  -----------  -----------
     Total investment securities .....   $   104,980  $    92,065  $    81,381
                                         ===========  ===========  ===========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for U.S. agency securities and municipal securities in the investment portfolio at December 31, 2001. At such date, $13.67 million of the agency securities were callable and/or due on or before March 3, 2004. At December 31, 2001, $3.7 million of municipal securities were callable between January 2006 and December 2011.

                         One Year or Less   One to Five Years   Five to Ten Years   After Ten Years    Total Investment Portfolio
                         ----------------   -----------------   -----------------  ----------------    --------------------------
                         Carrying Average   Carrying   Average  Carrying  Average  Carrying  Average  Carrying   Market   Average
                          Value    Yield      Value     Yield    Value     Yield    Value     Yield     Value    Value     Yield
                          -----    -----      -----     -----    -----     -----    -----     -----     -----    -----     -----
                                                                 (Dollars in thousands)
U.S. government and
   agency securities    $  ---      ---%    $ 14,848      5.37% $ 5,106    5.67%   $ 1,157      8.03% $ 21,111  $ 21,111      5.55%
                        ======== =========  ========  ========  =======    ====    =======   =======  ========  ========  ========


Municipal Bonds         $  ---      ---%    $    105      3.11% $   134    4.10%   $ 3,923      4.43% $  4,162  $  4,162      4.43%
                        ======== ========== ========  ========  =======    =====   =======   =======  ========  ========  ========


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

         Savings deposits in the Bank at December 31, 2001 were represented by the various types of savings programs described below.

                                                                                                               Percentage
  Interest             Minimum                                                Minimun                           of Total
    Rate*                Term                       Category                  Amount           Balance          Deposits
--------------    ----------------      -----------------------------     ---------------    -------------     ---------
                                                                                            (In thousands)
     --%          None                  Non-interest bearing              $     100          $   7,216            3.6%
    0.8%*         None                  Demand/NOW accounts                   1.500             12,419            6.2%
    0.7%          None                  Passbook accounts                        10              9,222            4.6%
    2.1%*         None                  Money market deposit accounts         2,500             32,173           16.0%
                                                                                             ---------          ------
                                                                                                61,030           30.4%
                                                                                             ---------          ------

                                        Certificates of Deposit
                                        -----------------------
   2.0%           3 months or less      Fixed-term, fixed rate                  500             27,777           13.9%
   2.2%           3 to 12 months        Fixed-term, fixed-rate                  500             52,839           26.4%
   2.8%           12 to 24-months       Fixed-term, fixed-rate                  500             40,082           20.0%
   3.9%           24 to 36-months       Fixed-term, fixed-rate                  500              8,911            4.5%
   4.7%           36 to 48-months       Fixed-term, fixed-rate                  500              3,973            2.0%
   5.0%           48 to 60-months       Fixed-term, fixed rate                  500              5,704            2.8%
                                                                                             ---------          ------
                                                                                               139,286           69.6%
                                                                                             ---------          ------
                                                                                             $ 200,316          100.0%
                                                                                             =========          ======

_______________
* Represents weighted average interest rate.

         The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                              Year Ended December 31,
                      ------------------------------------------------------------------------------------------------------
                                   2001                                2000                                1999
                      -------------------------------     --------------------------------   -------------------------------
                      Interest-bearing      Time          Interest-bearing      Time           Interest-bearing      Time
                                                                                                                     ----
                      demand deposits     deposits        demand deposits     deposits         demand deposits      deposits
                      ---------------     --------        ---------------     --------         ---------------      --------
                                                               (Dollars in thousands)
Average
 balance............    $  44,748        $  135,432        $  47,077        $  112,191          $    49,365        $ 103,880
Average
 Rate...............         2.57%             5.58%            2.81%             6.07%                3.14%            5.37%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                         Increase
                               Balance at            (Decrease) from      Balance at                  Increase
                              December 31,    % of      December 31,     December 31,     % of    (Decrease) from
                                                                                                    December 31,
                                  2001      Deposits        2000             2000       Deposits        1999
                                  ----      --------        ----             ----       --------        ----
                                                          (Dollars in thousands)
Non-interest bearing .......   $  7,216         3.6%      $  3,388         $  3,828        2.3%       $    884
Demand and NOW accounts ....     12,419         6.2%         2,892            9,527        5.8%            510
Money market ...............     32,173        16.0%         7,458           24,715       14.9%         (5,348)
Passbook savings ...........      9,222         4.6%          (434)           9,656        5.8%           (146)
Other time deposits ........    139,286        69.6%        21,408          117,878       71.2%          8,799
                               --------      ------       --------         --------     ------        --------
   Total ...................   $200,316      $100.0%      $ 34,712         $165,604      100.0%       $  4,699
                               ========      ======       ========         ========      =====        ========

                                                            Increase
                               Balance at               (Decrease) from      Balance at
                               December 31,     % of       December 31,      December 31,     % of
                                  1999       Deposits          1998             1998        Deposits
                                  ----       --------          ----             ----        --------
Non-interest bearing .......  $     2,944         1.8%     $        213     $     2,731          1.8%
Demand and NOW accounts ....        9,017         5.6%              393           8,624          5.6%
Money market ...............       30,063        18.7%             (709)         30,772         19.9%
Passbook savings ...........        9,802         6.1%             (392)         10,194          6.6%
Other time deposits ........      109,079        67.8%            6,584         102,495         66.1%
                              -----------    --------      ------------     -----------    ---------
   Total ...................  $   160,905       100.0%     $      6,089     $   154,816        100.0%
                              ===========    ========      ============     ===========    =========

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                                        At December 31,
                                      -------------------------------------------------
                                             2001            2000             1999
                                             ----            ----             ----
                                                        (In thousands)
          1.00 - 2.00% .........          $       95      $      ---      $      ---
          2.01 - 4.00% .........              51,804             125             211
          4.01 - 6.00% .........              57,821          56,670          94,719
          6.01 - 8.00% .........              29,566          61,083          14,149
                                          ----------      ----------      ----------
            Total ..............          $  139,286      $  117,878      $  109,079
                                          ==========      ==========      ==========

     The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                                                   Amount Due
                          ---------------------------------------------------------------------------------
                            Less Than One Year    1-2 Years     2-3 Years      After 3 Years       Total
                            ------------------   ----------    ------------    ------------     ----------
                                                             (In thousands)
0.00 - 2.00% ............     $      95          $     ---      $      ---      $      ---      $       95
2.01 - 4.00% ............        38,548             12,820             436             ---          51,804
4.01 - 6.00% ............        21,088             27,062           2,580           7,091          57,821
6.01 - 8.00% ............        20,885                200           5,895           2,586          29,566
                              ---------          ---------      ----------      -----------     ----------
   Total ................     $  80,616          $  40,082      $    8,911      $    9,677      $  139,286
                              =========          =========      ==========      ===========     ==========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

               Maturity Period                       Certificates of Deposit
-----------------------------------------------     -------------------------
                                                         (In millions)
 Three months or less .......................                $  7.2
 Over three through six months ..............                   1.3
 Over six through 12 months .................                   6.4
 Over 12 months .............................                  10.4
                                                             ------
   Total ....................................                $ 25.3
                                                             ======

     Certificates of deposit at December 31, 2001 included approximately $ 25.3 million of deposits with balances of $100,000 or more, compared to $14.4 million and $10.4 million at December 31, 2000 and 1999, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 5 of Notes to Financial Statements.

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                          Year Ended December 31,
                                           -----------------------------------------------------
                                                  2001            2000             1999
                                                  ----            ----             ----
                                                             (In thousands)

       Deposits ...........................   $    293,038    $     265,659    $    314,635
       Withdrawals ........................       (267,043)        (268,175)       (314,279)
                                              ------------    -------------    ------------
       Net increase (decrease) before
          interest credited ...............         25,955           (2,516)            356
       Interest credited ..................          8,717            7,215           5,733
                                              ------------    -------------    ------------
       Net increase in savings deposits ...   $     34,712    $       4,699    $      6,089
                                              ============    =============    ============

     In the unlikely event the Bank is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank, which is the Company.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 6 of Notes to Financial Statements. Advances from the FHLB of Cincinnati were $38.7 million at December 31, 2001 and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank's loan portfolio.

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

         The Bank attracts its deposits through its six offices primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local community as well as from credit unions. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

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

Employees

         As of December 31, 2001, the Company and the Bank had 52 full-time and 6 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

         Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2001, the Bank was "well-capitalized" as defined by the regulations.

         Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its FHLB. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Board of Governors of the Federal Reserve System (the "FRB"). At December 31, 2001, the Bank qualified as a QTL.

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

         Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. As of December 31, 2001, the Bank met these reserve requirements.

         Liquidity Requirements. The Bank is required by OTS regulations to maintain an average daily balance of liquid assets. The current minimum liquid asset ratio required by the OTS is 4% of a liquidity base as defined under OTS regulations. The average daily liquidity ratio of the Bank for the month ended December 31, 2001 was 54.4%.

         Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 2001 of $ 2.3 million.

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

ITEM 2.  PROPERTIES

         The following table sets forth information regarding the Bank's offices at December 31, 2001.

                                                                                                       Approximate
                                                                                                    Square Footage of
                                           Year Opened   Owned or Leased     Book Value (1)             Office
                                           -----------   ---------------     --------------             ------
Main Office:                                                                 (In thousands)
   2700 Fort Campbell Boulevard
   Hopkinsville, Kentucky 42240 .........     1995            Owned            $    1,823                16,575

Branch Offices:
   Downtown Branch Office
     605 South Virginia Street
     Hopkinsville, Kentucky .............     1997            Owned            $      188                   756
   Murray Branch Office
     7th and Main Streets
     Murray, Kentucky ...................     1969            Owned            $      372                 4,800
   Cadiz Branch Office
     352 Main Street
     Cadiz, Kentucky ....................     1998            Owned            $      383                 2,200
   Elkton Branch Office
     West Main Street
     Elkton, Kentucky ...................     1976            Owned            $      104                 3,400
   Benton Branch Office
     59 Main Street
     Benton, Kentucky ...................     2001            Owned            $      445                 1,100
                                                                               -----------

                                                                               $    3,315
                                                                               ===========

__________________
(1) Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.          LEGAL PROCEEDINGS

         From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2001, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         John E. Peck. Mr. Peck, 37, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

         Boyd M. Clark. Mr. Clark, 56, has served as Senior Vice President -- Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

         Michael L. Woolfolk. Mr. Woolfolk, 48, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank-Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

         Billy C. Duvall. Mr. Duvall, 36, has served as Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants, and a Principal Examiner with the National Credit Union Administration.

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

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

         The information set forth under the caption "Market and Dividend Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) is incorporated herein by reference.

ITEM 6.          SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Information and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No.
13) is incorporated herein by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" in the Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Financial Statements together with the related notes and the report of Rayburn, Betts & Bates, P.C., independent public accountants, all as set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Change in Certifying Accountant" in the Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) is incorporated herein by reference.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"), and the information to be included therein under "Proposal I -- Election of Directors" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

ITEM 11.        EXECUTIVE COMPENSATION

         Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement, and the information to be included therein under "Proposal I -- Election of Directors" is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, and the information to be included therein under "Voting Securities and Principal Holders Thereof" and "Proposal I
- Election of Directors" is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, and the information to be included therein under "Proposal I -- Election of Directors" is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company included in the Annual Report to

Stockholders for the year ended December 31, 2001, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

                  1.       Independent Auditors' Report.

                  2.       Consolidated Balance Sheets - December 31, 2001 and
                           2000.

                  3. Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

                  4.       Consolidated Statements of Comprehensive Income
                           (Loss) for the Years Ended December 31, 2001, 2000 and 1999.

                  5. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

                  6. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

         (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

                  Exhibit No. 2. Plan of Conversion of Hopkinsville Federal
                                 ------------------------------------------
                  Saving Bank. Incorporated herein by reference to Exhibit
                  -----------
                  No. 2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

                  Exhibit No. 3.1. Certificate of Incorporation. Incorporated
                                   ----------------------------
                  herein by reference to Exhibit No. 3.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

                  Exhibit No. 3.2. Bylaws. Incorporated herein by reference to
                                   ------
                  Exhibit No. 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  Exhibit No. 10.1. Employment Agreement by and between
                                    -----------------------------------
                  Hopkinsville Federal Savings Bank and Boyd M. Clark.
                  ---------------------------------------------------
                  Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

                  Exhibit No. 10.2. Employment Agreement by and between HopFed
                                    ------------------------------------------
                  Bancorp, Inc. and Boyd M. Clark. Incorporated herein by
                  -------------------------------
                  reference to Exhibit No. 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

                  Exhibit No. 10.3. Employment Agreement Amendment by and
                                    -------------------------------------
                  between Hopkinsville Federal Savings Bank and Boyd M. Clark.
                  -----------------------------------------------------------
                  Incorporated herein by reference to Exhibit No. 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  Exhibit No. 10.4. Employment Agreement Amendment by and
                                    -------------------------------------
                  between HopFed Bancorp, Inc. and Boyd M. Clark. Incorporated
                  ----------------------------------------------
                  herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  Exhibit No. 10.5. HopFed Bancorp, Inc. Management Recognition
                                    -------------------------------------------
                  Plan. Incorporated herein by reference to Exhibit 99.1 to
                  ----
                  Registration Statement on Form S-8 (File No. 333-79391).

                  Exhibit No. 10.6. HopFed Bancorp, Inc. 1999 Stock Option
                                    --------------------------------------
                  Plan. Incorporated herein by reference to Exhibit 99.2 to
                  ----
                  Registration Statement on Form S-8 (File No. 333-79391).

                  Exhibit No. 10.7. Employment Agreement by and between
                                    -----------------------------------
                  Hopkinsville Federal Savings Bank and John E. Peck.
                  --------------------------------------------------
                  Incorporated herein by reference to Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

                  Exhibit No. 10.8. Employment Agreement by and between HopFed
                                    ------------------------------------------
                  Bancorp, Inc. and John E. Peck. Incorporated herein by
                  ------------------------------
                  reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

                  Exhibit No. 10.9. Employment Agreement by and between
                                    -----------------------------------
                  Hopkinsville Federal Savings Bank and Michael L. Woolfolk.
                  ---------------------------------------------------------
                  Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

                  Exhibit 10.10. HopFed Bancorp, Inc. 2000 Stock Option Plan.
                                 -------------------------------------------
                  Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                  Exhibit 10.11. Employment Agreement by and between HopFed
                                 ------------------------------------------
                  Bancorp, Inc. and Billy C. Duvall. Incorporated herein
                  ---------------------------------
                  by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

                  Exhibit 10.12. Employment Agreement by and between
                                 -----------------------------------
                  Hopkinsville Federal Bank and Billy C. Duvall. Incorporated
                  ---------------------------------------------
                  herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

                  Exhibit 10.13. Fulton Division Acquisition Agreement by and
                                 --------------------------------------------
                  between Old National Bank and Hopkinsville Federal Bank dated
                  -------------------------------------------------------------
                  as of March 1, 2002. Incorporated herein by reference to
                  ----------- -------
                  Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 1, 2002.

                  Exhibit No. 13. Annual Report to Stockholders
                                  -----------------------------

                  Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2001, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

                  Exhibit No. 21.  Subsidiaries of the Registrant.
                                   ------------------------------

                  Exhibit No. 23.1.  Consent of Rayburn, Betts & Bates, P.C.
                                     ---------------------------------------

                  Exhibit No. 23.2   Consent of York, Neel & Co. - Hopkinsville,
                                     -------------------------------------------
                  LLP
                  ---

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

                              HOPFED BANCORP, INC.
                                  (Registrant)



Date:  March 28, 2002         By: /s/ John E. Peck
                                  ----------------------------------------------
                                  John E. Peck
                                  President and
                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:    SIGNATURE AND TITLE:


/s/ John E. Peck                                              March 28, 2002
--------------------------------------------
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Billy C. Duvall                                           March 28, 2002
--------------------------------------------
Billy C. Duvall
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)


/s/ WD Kelley                                                 March 28, 2002
--------------------------------------------
WD Kelley
Chairman of the Board


/s/ Boyd M. Clark                                             March 28, 2002
--------------------------------------------
Boyd M. Clark
Director, Vice President and Secretary


/s/ Walton G. Ezell                                           March 28, 2002
--------------------------------------------
Walton G. Ezell
Director


/s/ Gilbert E. Lee                                            March 28, 2002
--------------------------------------------
Gilbert E. Lee
Director

/s/ Harry J. Dempsey                                          March 28, 2002
--------------------------------------------
Harry J. Dempsey
Director


/s/ Kerry Harvey                                              March 28, 2002
--------------------------------------------
Kerry Harvey
Director


/s/ Thomas I. Miller                                          March 28, 2002
--------------------------------------------
Thomas I. Miller
Director