Form 10-Q
period 2002-03-31
HOPFED BANCORP INC
filed 2002-05-15
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

         As of May 13, 2002, 3,630,390 shares of Common Stock were issued and outstanding.

                                    CONTENTS



                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

           Consolidated Statements of Financial Condition as of March 31, 2002
                  (Unaudited) and December 31, 2001                                 2

           Consolidated Statements of Income (Unaudited) for the Three-Month
                  Periods Ended March 31, 2002 and March 31, 2001                   3

           Consolidated Statements of Comprehensive Income (Unaudited) for
                  the Three-Month Periods Ended March 31, 2002 and 2001             4

           Consolidated Statements of Cash Flows (Unaudited) for the Three-Month
                  Periods Ended March 31, 2002 and March 31, 2001                   5

           Notes to Unaudited Consolidated Financial Statements (Unaudited)         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      7

Item 3.    Quantitative and Qualitative Disclosures About

           Market Risk                                                             10

PART II. OTHER INFORMATION                                                         11
         -----------------

Item 1.    Legal Proceedings                                                       11

Item 2.    Changes in Securities and Use of Proceeds                               11

Item 3.    Defaults Upon Senior Securities                                         11

Item 4.    Submission of Matters To a Vote of Security Holders                     11

Item 5.    Other Information                                                       11

Item 6.    Exhibits and Reports on Form 8-K                                        11

SIGNATURES                                                                         12



                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                              HOPFED BANCORP, INC.
                 Consolidated Statements of Financial Condition



                                                         March 31,     December 31,
                           ASSETS                          2002           2001
                                                     ------------      -----------
                                                       (Unaudited)
                                                             (Dollars in thousands)

Cash and due from banks                              $     3,717       $    3,941
Interest-earning deposits in Federal Home

   Loan Bank ("FHLB")                                         98               39
Federal funds sold                                         2,150              690
Securities available for sale                             90,943          100,519
Securities held to maturity, market value of
   $4,171 and $4,822 at March 31, 2002 and
   December 31, 2001, respectively                         4,045            4,462
Loans receivable, net of allowance for loan
   losses of $1,009 at March 31, 2002, and $923
   at December 31, 2001                                  190,775          170,016
Loans held for sale                                        - - -              928
Other Real Estate Owned                                       43               --
Accrued interest receivable                                1,543            1,405
Premises and equipment, net                                3,348            3,315
Deferred tax assets                                          354               82
Other assets                                                 476              242
                                                     -----------       ----------
         Total assets                                $   297,492       $  285,639
                                                     ===========       ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                          $   215,866       $  200,316
   Advances from borrowers for taxes and insurance           280              201
   Advances from FHLB                                     33,811           38,747
   Federal income taxes payable                              467               --
   Dividends payable                                         399              399
   Accrued expenses and other liabilities                  2,874            2,387
                                                     -----------       ----------
         Total liabilities                               253,697          242,050
                                                     -----------       ----------

Stockholders' equity:
   Common stock                                               40               40
   Additional paid in capital                             25,714           25,714
   Retained earnings, substantially restricted            22,844           22,110
   Treasury stock (at cost, 408,547 shares at
      March 31, 2002 and 407,767 shares at
      December 31, 2001                                   (4,853)          (4,845)
   Accumulated other comprehensive income,
      net of taxes                                            50              570
                                                     -----------       ----------
         Total stockholders' equity                       43,795           43,589
                                                     -----------       ----------

         Total liabilities and stockholders' equity  $   297,492       $  285,639
                                                     ===========       ==========


The balance sheet at December 31, 2001 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                              HOPFED BANCORP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                        For the Three Month Periods
                                                              Ended March 31,
                                                      --------------------------------
                                                             2002            2001
                                                             ----            ----
                                                   (Dollars in thousands, except per share data)
Interest income:
   Loans receivable                                   $       3,199     $     2,660
   Interest and dividends on investments                      1,370           1,499
   Time deposit interest income                                  18             143
                                                      -------------     -----------
     Total interest income                                    4,587           4,302
                                                      -------------     -----------

Interest expense:
   Deposits                                                   1,663           2,146
   Advances from FHLB                                           386             214
                                                      -------------     -----------
     Total interest expense                                   2,049           2,360
                                                      -------------     -----------

Net interest income                                           2,538           1,942
Provision for loan losses                                        90              60
                                                      -------------     -----------

Net interest income after provision for loan losses           2,448           1,882
                                                      -------------     -----------

Noninterest income:
   Loan and other service fees                                  225              80
   Gain on sale of available for sale securities                202             ---
   Other, net                                                     9              18
                                                      -------------     -----------
     Total noninterest income                                   436              98
                                                      -------------     -----------

Noninterest expenses:
   Salaries and benefits                                        522             560
   Deposit insurance premium                                      9               8
   Occupancy expense, net                                       147              58
   Data processing                                               91              45
   Other operating expenses                                     367             263
                                                      -------------     -----------
     Total noninterest expenses                               1,136             934
                                                      -------------     -----------

Income before income taxes                                    1,748           1,046
Income tax expense                                              615             377
                                                      -------------     -----------
Net income                                            $       1,133     $       669
                                                      =============     ===========

Basic net income per share                            $         .31     $       .17
Diluted net income per share                          $         .31     $       .17
Dividends per share                                   $         .11     $       .11
                                                      =============     ===========

Weighted average shares outstanding                       3,631,499       3,856,949
                                                      =============     ===========


     See accompanying Notes to Unaudited Consolidated Financial Statements.

                              HOPFED BANCORP, INC.
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                           For the Three Month
                                                          Periods Ended March 31
                                                          ---------------------
                                                             2002         2001
                                                             ----         ----
                                                              (In thousands)

Net income                                                $  1,133     $    669

Other comprehensive income

    Realized gains on the sale of investment securities
    classified as available for sale net of tax effect
    of   $ (69)                                               (133)        ----

   Unrealized holding gains (losses) arising during
     period net of tax effect of $268 and $(124) for
     the three months ended March 31, 2002
     and 2001, respectively                                   (520)         241
                                                          --------     --------

Comprehensive income                                      $    480     $    910
                                                          ========     ========



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                              HOPFED BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Month
                                                                     Periods Ended March 31,
                                                             --------------------------------
                                                                 2002                 2001
                                                                 ----                 ----
                                                                         (In thousands)
Cash flows from operating activities:
   Net cash provided by operating activities                      2,171               1,558
                                                             -----------        ------------
Cash flows from investing activities
   Proceeds from maturities of held to maturity securities          419                 974
   Proceeds from sale of available for sale securities           21,167              32,763
   Purchase of available for sale securities                    (12,666)            (28,351)
   Net increase in loans receivable                             (19,983)             (4,981)
   Purchases of premises and equipment                              (94)               (200)
                                                             -------------      -----------
   Net cash provided (used) by investing activities             (11,157)                205
                                                             ----------         -----------

Cash flows from financing activities:

   Net increase in demand deposits                               12,809                 582
   Net increase in time deposits                                  2,737               8,573
   Increase in advances from borrowers for taxes
     and insurance                                                   79                  66
   Net increase (decrease) in other borrowed funds               (4,936)                960
   Dividends paid                                                  (399)               (406)
   Purchase of treasury stock                                        (9)               (666)
                                                             -----------        -----------
     Net cash provided by financing activities                   10,281               9,109
                                                             ----------         -----------

Increase (decrease) in cash and cash equivalents                  1,295              10,872
Cash and cash equivalents, beginning of period                    4,670               3,807
                                                             ----------         -----------
Cash and cash equivalents, end of period                     $    5,965              14,679
                                                             ==========         ===========

Supplemental disclosure of cash flow information
   Cash paid for income taxes                                $       92         $     - - -
                                                             ----------         -----------
   Cash paid for interest                                    $    2,015         $     2,362
                                                             ==========         ===========



     See accompanying Notes to Unaudited Consolidated Financial Statements.

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2002, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002.

(2)      EARNINGS PER SHARE

         The following schedule reconciles the numerators and demoniators of the basic and diluted Earnings per share ("EPS") computations for the three-months ended March 31, 2002 and 2001. Diluted common shares arise from the potentially dilutive effect of the Company's stock Options oustanding.

                                            Quarters Ended March 31,
                                        ---------------------------------
                                           2002                  2001
Basic EPS:

Net income                              $  1,133,000        $     669,000
Average common shares outstanding          3,631,499            3,856,949
                                        ------------        -------------
Earnings per share                      $       0.31        $        0.17
                                        ------------        -------------

Diluted EPS:
Net income                              $  1,133,000        $     669,000
Average common shares outstanding          3,631,499            3,856,949
Dilutive effect of stock options               2,721              ---
                                        ------------        -------------
Average diluted shares outstanding         3,634,220            3,856,949
                                        ------------        -------------

Diluted earnings per share              $       0.31        $        0.17
                                        ------------        -------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

       Total assets increased by $11.9 million, from $285.6 million at December 31, 2001 to $297.5 million at March 31, 2002. Securities available for sale decreased from $100.5 million at December 31, 2001 to $90.9 million at March 31, 2002. Federal funds sold increased from $690,000 at December 31, 2001 to $2.2 million at March 31, 2002.

       At March 31, 2002, investments classified as "held to maturity" were carried at an amortized cost of $4.0 million and had an estimated fair market value of $4.2 million, and securities classified as "available for sale" had an estimated fair market value of $90.9 million.

       The loan portfolio increased $20.8 million during the three months ended March 31, 2002. Net loans totaled $190.8 million and $170.0 million at March 31, 2002 and December 31, 2001, respectively. For the three months ended March 31, 2002, the average yield on loans was 7.10%, compared to 7.70% for the year ended December 31, 2001.

       The allowance for loan losses totaled $1.0 million at March 31, 2002, an increase of $86,000 from the allowance of $923,000 at December 31, 2001. The ratio of the allowance for loan losses to loans was .53% and .54% at March 31, 2002 and December 31, 2001, respectively. Also at March 31, 2002, non-performing loans were $473,000, or .25% of total loans, compared to $551,000, or .32% of total loans, at December 31, 2001, and the ratio of allowance for loan losses to non-performing loans at March 31, 2002 and December 31, 2001 was 213.3% and 167.2%, respectively.

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

       At March 31, 2002, deposits increased to $215.9 million from $200.3 million at December 31, 2001, a net increase of $15.6 million. The average cost of deposits during the period ended March 31, 2002 and the year ended December 31, 2001 was 3.33% and 4.83%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2002
and 2001

         Net Income. Net income for the three months ended March 31, 2002 was $1,133,000, compared to net income of $669,000 for the three months ended March 31, 2001. As discussed below, the increase in net earnings for the three months primarily resulted from a $483,000 decline in interest expense on deposits.

         Net Interest Income. Net interest income for the three months ended March 31, 2002 was $2.4 million, compared to $1.9 million for the three months ended March 31, 2001. The increase in net interest income for the three months ended March 31, 2002 was primarily due to a decline of $483,000 in interest expense on deposits. For the three months ended March 31, 2002, the Company's average yield on average interest-earning assets was 6.51%, compared to 7.54% for the three months ended March 31, 2001, and its average cost of interest-bearing liabilities was 3.46% for the three months ended March 31, 2002, compared to 5.16% for the three months ended March 31, 2001. As a result, the Company's interest rate spread for the three months ended March 31, 2002 was 3.05%, compared to 2.38% for the three months ended March 31, 2001, and its net yield on interest-earning assets was 3.60% for the three months ended March 31, 2002, compared to 3.39% for the three months ended March 31, 2001.

         Interest Income. Interest income increased by $285,000 from $4.3 million to $4.6 million, or by 6.7%, during the three months ended March 31, 2002 compared to the same period in 2001. This increase primarily resulted from an increase in the loan portfolio which produced an increase of $539,000 in interest on loans. The average balance of loans receivable increased $49.5 million from $130.6 million at March 31, 2001 to $180.1 million at March 31, 2002. The average balance of investment securities increased $11.0 million, from $86.8 million at March 31, 2001 to $97.8 million at March 31, 2002. Average time deposits and other interest-earning cash deposits decreased $7.2 million, from $10.9 million at March 31, 2001 to $3.7 million at March 31, 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 124.4% for the three months ended March 31, 2001 to 119.0% for the three months ended March 31, 2002.

         Interest Expense. Interest expense decreased $311,000 or 13.2%, to $2.0 million for the three months ended March 31, 2002, compared to $2.4 million for the same period in 2001. The decrease was attributable to a decline of $483,000 in interest on deposits and an increase in interest on FHLB advances of $172,000. The average cost of average interest-bearing deposits decreased from 5.18% at March 31, 2001 to 3.33% at March 31, 2002. Over the same period, the average balance of deposits increased $40.4 million, from $166.2 million at March 31, 2001 to $206.6 million at March 31, 2002, or 24.4% and the average balance of borrowed funds increased $19.7 million, from $17.4 million at March 31, 2001 to $37.1 million at March 31, 2002. The average cost of average borrowed funds decreased from 4.93% at March 31, 2001 to 4.15% at March 31, 2002.

         Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $90,000 provision for loan loss was required for the three months ended March 31, 2002.

         Noninterest Income. There was a $338,000 increase in noninterest income in the three months ended March 31, 2002 compared to the same period in 2001, due to a $202,000 gain on the sale of investment securities and an increase in loan and other service fees.

         Noninterest Expenses. There was a $202,000 increase in total noninterest expenses in the three months ended March 31, 2002 compared to the same period in 2001, primarily due to a $46,000 increase in data processing expenses related to a software conversion, an increase of $89,000 in occupancy expenses related to market expansions and a $67,000 increase in other operating expenses, which included professional services and office supplies.

         Income Taxes. The effective tax rate for the three months ended March 31, 2002 was 35.0%, compared to 36.0% for the same period in 2001.

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

         The Bank has signed a definative agreement to aquire the business assets and liabilities of Old National Bancorp assigned to or located in Fulton, Kentucky. These assets include two retail banking offices and Fall & Fall Insurance Agency. The Bank anticipates the transaction will be completed in late August of this year. As a part of this transaction, the Bank will acquire approximately $35 million dollars in short term treasury notes.

         The Bank has announced plans to relocate retail offices in both Benton and Murray, Kentucky. The Bank anticipates that the relocation of both offices will occur in the third or fourth quarter of 2002. The cost associated with the relocations has not been determined but the company anticipates that its liquidity levels will be adquate to fund these cost.

         The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At March 31, 2002, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

         The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At March 31, 2002, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at March 31, 2002.

                                               At March 31, 2002
                                       ------------------------------
                                       Amount                 Percent
                                       ------                 -------
                                           (Dollars in thousands)

Tangible Capital                        $40,538               13.60%
Core Capital                            $40,538               13 60%
Risk-Based Capital                      $41,367               24.64%

         At March 31, 2002, the Bank had outstanding commitments to originate loans totaling $8.9 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2002 totaled $77.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the three months ended March 31, 2002.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

                  Not applicable

Item 2.   Changes in Securities and Use of Proceeds

                  Not applicable

Item 3.   Defaults Upon Senior Securities

                  Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5.    Other Information

         Hopkinsville Federal Bank, the wholly owned subsidiary of the Company, changed its name to Heritage Bank on May 13, 2002. The name change was initiated due to the Bank's growth in markets throughout Western Kentucky and Tennessee.

Item 6.    Exhibits and Reports on Form 8-K

                (a) Exhibits -  Not applicable

                (b) Current Report on Form 8-K dated March 1, 2002, reporting under Item 5, the execution of a definitive agreement to acquire two retail banking offices and Fall & Fall Insurance, an insurance agency, located in Fulton, Kentucky, from Old National Bank.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOPFED BANCORP, INC.


Date:  May 14, 2002                        /s/ John E. Peck
                                           -------------------------------------
                                           John E. Peck
                                           President and Chief Executive Officer


Date:  May 14, 2002                        /s/ Billy C. Duvall
                                           -------------------------------------
                                           Billy C. Duvall
                                           Vice President, Chief Financial
                                           Officer and Treasurer