Form 10-Q
period 2002-06-30
HOPFED BANCORP INC
filed 2002-08-14
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-23667

                              HOPFED BANCORP, INC.
              ----------------------------------------------------
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

Yes  X    No ___

     As of August 8, 2002, 3,630,396 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 2002
          and December 31, 2001................................................................   2

         Consolidated Statements of Income for the Three-Month and Six-Month
          Periods Ended June 30, 2002 and 2001.................................................   3

         Consolidated Statements of Comprehensive Income for the Three-Month
          and Six-Month Periods Ended June 30, 2002 and 2001...................................   4

         Consolidated Statements of Cash Flows for the Six-Month
          Periods Ended June 30, 2002 and 2001.................................................   5

         Notes to Unaudited Condensed Financial Statements.....................................   6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................................   8

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk..........................................................................  12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................................  13

Item 6.  Exhibits and Reports on Form 8-K......................................................  14

SIGNATURES.....................................................................................  14

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       HOPFED BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          June 30,      December 31,
                                                            2002            2001
                                                        ------------    ------------
                                                        (Unaudited)
                                                               (In thousands)
                       ASSETS
Cash and due from banks...............................  $      4,387    $      3,941
Interest-earning deposits in Federal Home
 Loan Bank ("FHLB")...................................            31              39
Federal funds sold....................................         1,270             690
Securities available for sale.........................        78,388         100,519
Securities held to maturity, market value of
 $3,829 and $4,822 at June 30, 2002 and
 December 31, 2001, respectively......................         3,679           4,462
Loans receivable, net of allowance for loan
 losses of $1,068 at June 30, 2002, and $923
 at December 31, 2001.................................       208,799         170,016
 Loans held for sale..................................            --             928
Accrued interest receivable...........................         1,706           1,405
Premises and equipment, net...........................         3,374           3,315
Deferred tax asset....................................           170              82
Other assets..........................................           514             242
                                                        ------------    ------------
         Total assets.................................  $    302,318    $    285,639
                                                        ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Deposits...........................................  $    220,384    $    200,316
   Advances from borrowers for taxes and insurance....           326             201
   Advances from FHLB.................................        33,714          38,747
   Dividends payable .................................           396             399
   Accrued expenses and other liabilities.............         2,516           2,387
                                                        ------------    ------------
         Total liabilities............................       257,336         242,050
                                                        ------------    ------------

Stockholders' Equity:
   Common stock.......................................            40              40
   Additional paid in capital.........................        25,714          25,714
   Retained earnings, substantially restricted........        23,673          22,110
   Treasury stock (at cost, 408,909 shares at
    June 30, 2002 and 407,767 shares at
    December 31, 2001.................................        (4,857)         (4,845)
   Accumulated other comprehensive income
    net of taxes......................................           412             570
                                                        ------------    ------------
         Total stockholders' equity...................        44,982          43,589
                                                        ------------    ------------

         Total liabilities and stockholders' equity...  $    302,318    $    285,639
                                                        ============    ============

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

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          For the Three Months                     For the Six Months
                                                             Ended June 30,                          Ended June 30,
                                                 --------------------------------------    -----------------------------------
                                                       2002                  2001               2002                2001
                                                 -----------------    -----------------    ---------------     ---------------
                                                                 (Dollars in thousands, except per share data)
Interest income:
     Interest on loans......................     $           3,412    $           2,810    $         6,611     $         5,470
     Interest and dividends on investments..                 1,249                1,400              2,619               2,899
     Time deposit interest income...........                    18                  170                 36                 313
                                                 -----------------    -----------------    ---------------     ---------------
          Total interest income.............                 4,679                4,380              9,266               8,682
                                                 -----------------    -----------------    ---------------     ---------------

Interest expense:
     Interest on deposits...................                 1,663                2,267              3,326               4,413
     Interest on advances...................                   338                  206                724                 420
                                                 -----------------    -----------------    ---------------     ---------------
          Total interest expense............                 2,001                2,473              4,050               4,833
                                                 -----------------    -----------------    ---------------     ---------------

Net interest income.........................                 2,678                1,907              5,216               3,849
Provision for loan losses...................                    90                   42                180                 102
                                                 -----------------    -----------------    ---------------     ---------------

Net interest income after  provision
 for loan losses............................                 2,588                1,865              5,036               3,747
                                                 -----------------    -----------------    ---------------     ---------------

Non-interest income:
     Loan and other service fees............                   250                  176                475                 256
     Gain on sale of AFS securities.........                   143                   --                345                  --
     Other, net.............................                     9                    4                 18                  22
                                                 -----------------    -----------------    ---------------     ---------------
          Total non-interest income.........                   402                  180                838                 278
                                                 -----------------    -----------------    ---------------     ---------------

Non-interest expenses:
     Salaries and benefits..................                   527                  490              1,049               1,050
     Federal insurance premium..............                     8                   15                 17                  23
     Occupancy expense, net.................                   158                   24                305                  82
     Data processing........................                    85                   47                176                  92
     Other operating expenses...............                   363                  441                730                 704
                                                 -----------------    -----------------    ---------------     ---------------
          Total non-interest expenses.......                 1,141                1,017              2,277               1,951
                                                 -----------------    -----------------    ---------------     ---------------

Income before income taxes..................                 1,849                1,028              3,597               2,074
Income tax expense..........................                   624                  367              1,239                 744
                                                 -----------------    -----------------    ---------------     ---------------
Net income .................................                 1,225                  661              2,358               1,330
                                                 =================    =================    ===============     ===============

Basic net income per share..................     $            0.34    $             .17    $          0.65     $           .35
Diluted net income  per share...............     $            0.34    $             .17    $          0.65     $           .35
Dividends per share.........................     $            0.11    $             .11    $          0.22     $           .22
                                                 =================    =================    ===============     ===============
Weighted average shares outstanding.........             3,630,396            3,806,893          3,630,941           3,831,921
                                                 =================    =================    ===============     ===============
Weighted average shares outstanding, diluted             3,636,979            3,806,893          3,635,605           3,831,921
                                                 =================    =================    ===============     ===============

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        For the Three Months              For the Six Months
                                                           Ended June 30,                   Ended June 30,
                                                     ----------------------------    ------------------------------
                                                         2002             2001            2002              2001
                                                     -------------     ----------    --------------     -----------
                                                                            (In thousands)
                                                     $       1,225     $      661    $        2,358     $     1,330
Net income

Other comprehensive income, net of tax Unrealized
 holding gains (losses) arising during period net
 of tax effect of ($187) and ($11) for the three
 months ended June 30, 2002 and 2001, respectively,
 and $81 and ($134) for the six months ended June
 30, 2002 and 2001, respectively                               362             20              (158)            261

 Less: reclassification adjustment for gains
       Included in net income                                  (94)             0              (227)              0
                                                     -------------     ----------    --------------     -----------
Comprehensive income                                 $       1,493     $      681    $        1,973     $     1,591
                                                     =============     ==========    ==============     ===========

       See accompanying Notes to Unaudited Condensed Financial Statements

                              HOPFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Six Months Ended
                                                                          June 30,
                                                              ------------------------------
                                                                   2002             2001
                                                              -------------     ------------
                                                                       (In thousands)
Cash flows from operating activities:

     Net cash provided by (used) in operating activities..            2,431             (249)
                                                              -------------     ------------

Cash flows from investing activities:
     Proceeds from maturities of held-to-maturity
      securities .........................................              779            1,854
     Proceeds from sale of available-for-sale securities..           42,860           54,840
     Purchases of available-for-sale securities...........          (21,640)         (46,205)
     Net increase in loans................................          (37,576)         (16,522)

     Purchases of premises/equipment......................             (190)            (285)
                                                              -------------     ------------
     Net cash used in investing activities................          (15,767)          (6,318)
                                                              -------------     ------------

Cash flows from financing activities:
     Net increase in demand deposits......................            6,430            1,471
     Net increase (decrease) in time deposits.............           13,638           17,738
     Advances from (payments to)  FHLB....................           (5,032)             960
     Increase in advance payments by
      Borrowers for taxes and insurance...................              125              119
     Net dividends paid...................................             (795)            (847)
     Purchase of treasury stock...........................              (12)          (1,437)
                                                              -------------     ------------
     Net cash used in financing activities................           14,354           18,004
                                                              -------------     ------------

Increase in cash and cash equivalents.....................            1,018           11,437
Cash and cash equivalents, beginning of period............            4,670            3,807
                                                              -------------     ------------
Cash and cash equivalents, end of period..................            5,688           15,244
                                                              =============     ============

Supplemental disclosures of cash flow information.........
     Cash paid for income taxes...........................    $       1,405     $        315
                                                              =============     ============
     Cash paid for interest...............................    $       4,050     $      4,405
                                                              =============     ============

       See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     HopFed Bancorp, Inc. (the "Company") was formed at the direction of Heritage Bank, formerly known as Hopkinsville Federal Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company's primary asset is the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002.

     The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2001 Consolidated Financial Statements.

2.   EARNINGS PER SHARE

     The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six-months ending June 30, 2002. Diluted common shares arise from the potentially dilutive effect of the Company's stock Options outstanding.

                                                     Quarters Ended June 30
                                                 -----------------------------
                                                     2002             2001

     Basic EPS:

     Net income                                  $  1,225,000    $     661,000
     Average common shares outstanding              3,630,396        3,806,893
                                                 ------------    -------------
     Earnings per share                          $       0.34    $        0.17
                                                 ------------    -------------

     Diluted EPS:

     Net income                                  $  1,225,000    $     661,000
     Average common shares outstanding              3,630,396        3,806,893
     Dilutive effect of stock options                   6,583               --
                                                 ------------    -------------
     Average diluted shares outstanding             3,636,979        3,806,893
                                                 ------------    -------------
     Diluted earnings per share                  $       0.34    $        0.17
                                                 ------------    -------------

                                                   Six Months Ended June 30
                                                 -----------------------------
                                                     2002            2001

     Basic EPS:

     Net income                                  $  2,358,000    $   1,330,000
     Average common shares outstanding              3,630,941        3,831,921
                                                 ------------    -------------
     Earnings per share                          $       0.65    $        0.35
                                                 ------------    -------------

     Diluted EPS:

     Net income                                  $  2,358,000    $   1,330,000
     Average common shares outstanding              3,630,941        3,831,921
     Dilutive effect of stock options                   4,664               --
                                                 ------------    -------------
     Average diluted shares outstanding             3,635,605        3,831,921
                                                 ------------    -------------
     Diluted earnings per share                  $       0.65    $       0.35
                                                 ------------    -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

     Total assets increased by $16.7 million, from $285.6 million at December 31, 2001 to $302.3 million at June 30, 2002. Securities available for sale decreased from $100.5 million at December 31, 2001 to $78.4 million at June 30, 2002. Federal funds sold increased from $690,000 at December 31, 2001, to $1.3 million at June 30, 2002.

     At June 30, 2002, investments classified as "held to maturity" were carried at an amortized cost of $3.7 million and had an estimated fair market value of $3.8 million, and securities classified as "available for sale" had an estimated fair market value of $78.4 million.

     The loan portfolio increased $38.8 million during the six months ended June 30, 2002. Net loans totaled $208.8 million and $170.0 million at June 30, 2002 and December 31, 2001, respectively. For the six months ended June 30, 2002, the average yield on loans was 7.0%, compared to 7.69% for the year ended December 31, 2001.

     The allowance for loan losses totaled $ 1.1 million at June 30, 2002, an increase of $145,000 from the allowance of $923,000 December 31, 2001. The ratio of the allowance for loan losses to loans was 0.51% at June 30, 2002 and 0.55% at December 31, 2001. Also at June 30, 2002, non-performing loans were
$478,000, or 0.23% of total loans, compared to $551,000, or .34% of total loans, at December 31, 2001, and the ratio of allowance for loan losses to non-performing loans at June 30, 2002 and December 31, 2001 was 223.3% and 167.5%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis.

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

     Real estate owned of $27,000 at June 30, 2002 represents one parcel of residential property on which the Bank held a first mortgage and acquired the property in a foreclosure sale initiated by the Bank. During the second quarter, the Bank reduced the outstanding balance of this asset by $10,000.

     At June 30, 2002, deposits increased to $220.4 million from $200.3 million at December 31, 2001, a net increase of $20.1 million. The average cost of deposits during the three and six month periods ended June 30, 2002 and the year ended December 31, 2001 was 3.08%, 3.15% and 4.83%, respectively.

     Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Net Income. Net income for the six months ended June 30, 2002 was $2.4 million, compared to net income of $1.3 million for the six months ended June 30, 2001. The increase in net earnings for the six months resulted primarily from a $783,000 reduction in interest expense and significant loan growth.

     Net Interest Income. Net interest income for the six months ended June 30, 2002 was $5.2 million, compared to $3.8 million for the six months ended June 30, 2001. The increase in net interest income for the six months ended June 30, 2002 was primarily due to a reduction in interest expense and additional loans outstanding. For the six months ended June 30, 2002, the Bank's average yield on average interest-earning assets was 6.51%, compared to 7.49% for the six months ended June 30, 2001, and its average cost of interest-bearing liabilities was 3.38% for the six months ended June 30, 2002, compared to 5.04% for the six months ended June 30, 2001. As a result, the Bank's interest rate spread for the six months ended June 30, 2002 was 3.13%, compared to 2.45% for the six months ended June 30, 2001, and its net yield on interest-earning assets was 3.67% for the six months ended June 30, 2002, compared to 3.34% for the six months ended June 30, 2001.

     Interest Income. Interest income increased by $600,000 from $8.7 million to $9.3 million, or by 6.7%, during the six months ended June 30, 2002 compared to the same period in 2001. This increase primarily resulted from increased loan volume. The average balance of securities available for sale increased $7.3 million, from $80.2 million at June 30, 2001, to $87.5 million at June 30, 2002, while the average balance of securities held to maturity declined $1.8 million, from $6.9 million at June 30, 2001 to $4.1 million at June 30, 2002. In addition, average time deposits and other interest-earning cash deposits increased $4.1 million, from $150,000 at June 30, 2001 to $4.2 million at June 30, 2002. Overall, average total interest-earning assets for the six month period ended June 30, 2002 are $284.7 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 120.8% for the six months ended June 30, 2001 to 119.0% for the six months ended June 30, 2002.

     Interest Expense. Interest expense declined by $783,000, or 16.2%, to $4.1 million for the six months ended June 30, 2002, compared to $4.8 million for the same period in 2001. The decline was attributable to the repricing of certificates of deposits to lower interest rates. The average cost of average interest-bearing deposits decreased from 5.08% for the six months ended June 30, 2001 to 3.26% for the six months ended June 30, 2002. Over the same periods, the average balance of deposits increased $37.5 million, from $173.8 million for the six months ended June 30, 2001 to $211.3 million for the six months ended June 30, 2002, or 21.6%.

     Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $180,000 provision for loan losses was required for the six months ended June 30, 2002. In addition, the Bank determined to recognize an additional expense of $10,000 to reduce the outstanding balance of one parcel of real estate owned.

     Non-Interest Expenses. There was a $326,000 increase in total non-interest expenses in the six months ended June 30, 2002 compared to the same period in 2001, due to several factors, including the opening of new offices in Benton and Murray, Kentucky.

     Income Taxes. The effective tax rate for the six months ended June 30, 2002 was 34%, compared to 35.9% for the same period in 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2002
AND 2001

     Net Income. Net income for the three months ended June 30, 2002 was $1.2 million compared to net income of $661,000 for the three months ended June 30, 2001. The increase in net income for the three months ended June 30, 2002 was the result of several factors, including reduced interest expense, loan portfolio growth, and growth in non-interest income.

     Net Interest Income. Net interest income for the three months ended June 30, 2002 and June 30, 2001 was $2.7 million and $1.9 million, respectively. For the three months ended June 30, 2002, the average yield on total interest-earning assets was 6.51%, compared to 7.43% for the three months ended June 30, 2001, and the average cost of interest-bearing liabilities was 3.34% for the three months ended June 30, 2002, compared to 5.03% for the three months ended June 30, 2001. As a result, the interest rate spread for the three months ended June 30, 2002 was 3.17%, compared to 2.40% for the three months ended June 30, 2001, and the net yield on interest-earning assets was 3.72% for the three months ended June 30, 2002, compared to 3.23% for the three months ended June 30, 2001.

     Interest Income. Interest income increased by $299,000, from $4.4 million to $4.7 million, or by 6.8%, during the three months ended June 30, 2002 compared to the same period in 2001. The average balance of securities available for sale increased $3.3 million, from $78.1 million at June 30, 2001 to $81.4 million at June 30, 2002, while the average balance of securities held to maturity declined $2.4 million, from $6.4 million at June 30, 2001 to $4.0 million at June 30, 2002. In addition, average time deposits and other interest-earning cash deposits increased $3.9 million, from $126,000 at June 30, 2001 to $4.0 million at June 30, 2002. The average balance of loans receivable at June 30, 2002 was $198.2 million, an increase of $48.4 million from the average balance at June 30, 2001. Overall, average total interest-earning assets for the quarter ended June 30, 2002 was $287.6 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 119.9% for the three months periods ended June 30, 2001 and June 30, 2002.

     Interest Expense. Interest expense declined $472,000, or 19.1%, to $2.0 million for the three months ended June 30, 2002, compared to $2.5 million for the same period in 2001. The decline was attributable to lower interest rates. The average cost of average interest-bearing deposits decreased from 5.07% at June 30, 2001 to 3.23% at June 30, 2002. Over the same period, the average balance of deposits increased $27.2 million, from $178.8 million at June 30, 2001 to $206.0 million at June 30, 2002, or 15.2%. The average balance of advances from the FHLB was $33.8 million at June 30, 2002, compared to $18.0 million at June 30, 2001.

     Provision for Loan Losses. The Bank determined that an additional $90,000 provision for loan losses was required for the three months ended June 30, 2002, compared to an additional $42,000 provision for the three months ended June 30, 2001. The Bank incurred a provision for loss against non-earning assets in the amount of $10,000 to reduce the outstanding balance of one parcel of real estate owned.

     Non-Interest Expenses. There was an approximate $124,000 increase in total non-interest expenses in the three months ended June 30, 2002 compared to the same period in 2001, primarily due to opening a new branch office in Benton, Kentucky.

     Income Taxes. The effective tax rate for the three months ended June 30, 2002 was 33.7%. The effective tax rate for the three month period ending June 30, 2001 was 35.7%. The decline in the effective tax rate is the result of the Bank purchasing tax-exempt municipal bonds.

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

     The Bank is required by current federal regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At June 30, 2002, the Bank met all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand and normal operations.

     The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At June 30, 2002, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 2002.

                                          Amount       Percent
                                         --------     --------
                                         (Dollars in thousands)

Tangible Capital....................     $ 41,644        13.85%
Core Capital........................     $ 41,638        13.85%
Risk-Based Capital..................     $ 43,307        23.69%

     At June 30, 2002, the Bank had outstanding commitments to originate loans totaling $21.8 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 2002 totaled $77.0 million. Management believes that a significant percentage of such deposits will remain with the Bank.

     In March of 2002, the Bank announced a definitive agreement to purchase the business assets and liabilities of Old National Bancorp located and assigned to Fulton, Kentucky. These assets include Fall & Fall Insurance Agency and two retail banking locations. The purchase of these assets is scheduled to close in September 2002 and will result in the Bank acquiring approximately $95 million dollars in deposits, $40 million dollars in loans, and more than $40 million dollars in treasury securities with a final maturity of less than one month.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company's profitability. The Company does not believe that material changes in market risk exposures have occurred since December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 15, 2002, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on:

Proposal I - Election of Directors:

Nominees                        For      Withheld
--------                     ---------   --------

Boyd Clark                   2,746,490    36,683

Dr. Harry Dempsey            2,736,683    46,490

Gilbert Lee                  2,735,121    48,052

There were no abstentions or broker non-votes.

Proposal II - Ratification of Rayburn, Betts and Bates, P.C. CPA's as the Bank's independent auditors.

        For          Against     Abstain

     2,757,954       18,721       6,488


There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        99.1 Certification of Financial Statements

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOPFED BANCORP, INC.


Date:  August 12, 2002               /s/ John E. Peck
                                     -------------------------------------
                                     John E. Peck
                                     President and Chief Executive Officer



Date:  August 12, 2002               /s/ Billy C. Duvall
                                     -------------------------------------
                                     Billy C. Duvall
                                     Vice President, Chief Financial
                                     Officer and Treasurer