Form 10-Q/A
period 2002-06-30
HOPFED BANCORP INC
filed 2002-08-16
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                   FORM 10-Q/A
(Mark One)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOPFED BANCORP, INC.


Date:  August 16, 2002               /s/ John E. Peck
                                     -------------------------------------
                                     John E. Peck
                                     President and Chief Executive Officer



Date:  August 16, 2002               /s/ Billy C. Duvall
                                     -------------------------------------
                                     Billy C. Duvall
                                     Vice President, Chief Financial
                                     Officer and Treasurer