Form 10-Q
period 2002-09-30
HOPFED BANCORP INC
filed 2002-11-19
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

Yes    x    No
    ------     -----

         As of November 15, 2002, 3,630,396 shares of Common Stock were issued and outstanding.

                                    CONTENTS
                                    --------

PAGE

PART I.  FINANCIAL INFORMATION
         ---------------------



Item 1.  Financial Statements
         Consolidated Statements of Financial Condition as of September 30, 2002 (unaudited)
                  and December 31, 2001                                                                          2

         Consolidated Statements of Income (unaudited)for the Three-Month and Nine-Month
                  Periods Ended September 30, 2002 and 2001                                                      3

         Consolidated Statements of Comprehensive Income (unaudited)for the Three-Month
                  and Nine-Month Periods Ended September 30, 2002 and 2001                                       4

         Consolidated Statements of Cash Flows (unaudited)for the Nine-Month

                  Periods Ended September 30, 2002 and 2001                                                      5

         Notes to Unaudited Condensed Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                    11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                                                           16

Item 4.  Controls and Procedures                                                                                16

PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                                                       16

SIGNATURES                                                                                                      17

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                       HOPFED BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition


                                                                          September 30,    December 31,
                                       ASSETS                                 2002             2001
                                                                          ------------    ------------
                                                                          (Unaudited)
                                                                                  (In thousands)
Cash and due from banks                                                    $   7,651        $   3,941
Interest-earning deposits in Federal Home

   Loan Bank ("FHLB")                                                             23               39
Federal funds sold                                                            22,070              690
Securities available for sale                                                 85,818          100,519
Securities held to maturity, market value of
   $3,345 and $4,664 at September 30, 2002 and
   December 31, 2001, respectively                                             3,237            4,462
Loans receivable, net of allowance for loan
   losses of $1,240 at September 30, 2002, and $923
   at December 31, 2001                                                      277,524          170,016
   Loans held for sale at fair value                                            --                928
Accrued interest receivable                                                    2,001            1,405
Premises and equipment, net                                                    4,503            3,315
Deferred tax asset                                                              --                 82
Intangible Assets                                                              7,063
Other assets                                                                       4              242
                                                                           ---------        ---------
         Total assets                                                      $ 409,894        $ 285,639
                                                                           =========        =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Deposits                                                                $ 335,374        $ 200,316
   Advances from borrowers for taxes and insurance                               449              201
   Advances from FHLB                                                         23,738           38,747
   Dividends payable                                                             396              399
   Accrued expenses and other liabilities                                      3,602            2,387
                                                                           ---------        ---------
         Total liabilities                                                   363,559          242,050
                                                                           ---------        ---------
Stockholders' Equity:
   Common stock                                                                   40               40
   Additional paid in capital                                                 25,714           25,714
   Retained earnings, substantially restricted                                24,542           22,110
   Treasury stock (at cost, 408,909 shares at
      September 30, 2002 and 407,767 shares at
      December 31, 2001                                                       (4,857)          (4,845)
   Accumulated other comprehensive income
     net of taxes                                                                896              570
                                                                           ---------        ---------
         Total stockholders' equity                                           46,335           43,589
                                                                           ---------        ---------

         Total liabilities and stockholders' equity                        $ 409,894        $ 285,639
                                                                           =========        =========



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

       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                      For the Three Months             For the Nine Months
                                                       Ended September 30,             Ended September 30,
                                               -----------------------------       ---------------------------
                                                   2002             2001              2002            2001
                                               ------------     ------------       -----------     -----------
                                                        (Dollars in thousands, except per share data)
Interest income:
     Interest on loans                         $     3,908      $     2,953       $    10,520      $     8,446
     Interest and dividends on investments             992            1,419             3,610            4,295
     Time deposit interest income                       50               73                86              386
                                               -----------      -----------       -----------      -----------
                  Total interest income              4,950            4,445            14,216           13,127
                                               -----------      -----------       -----------      -----------

Interest expense:
     Interest on deposits                            1,994            2,217             5,320            6,630
     Interest on advances                              338              220             1,062              640
                                               -----------      -----------       -----------      -----------
          Total interest expense                     2,332            2,437             6,382            7,270
                                               -----------      -----------       -----------      -----------

Net interest income                                  2,618            2,008             7,834            5,857
Provision for loan losses                              250               60               430              162
                                               -----------      -----------       -----------      -----------

Net interest income after  provision
     for loan losses                                 2,368            1,948             7,404            5,695
                                               -----------      -----------       -----------      -----------

Non-interest income:
     Loan and other service fees                       338              189               814              445
        Gain on sale of  securities                    168                9               514                9
        Gain on sale of  assets                        164               58               171               58
     Other, net                                          7               23                18               45
                                               -----------      -----------       -----------      -----------
         Total non-interest income                     677              279             1,517              557
                                               -----------      -----------       -----------      -----------

Non-interest expenses:
     Salaries and benefits                             672            2,301             1,721            3,351
     Federal insurance premium                          27               13                80               36
     Occupancy expense, net                            113              133               320              215
     Data processing                                   103               49               279              141
     Other operating expenses                          229              296             1,023            1,000
                                               -----------      -----------       -----------      -----------
         Total non-interest expenses                 1,144            2,792             3,423            4,743
                                               -----------      -----------       -----------      -----------

Income (Loss) before income taxes                    1,901             (565)            5,498            1,509
Income tax expense (benefit)                           632             (171)            1,853              573
                                               -----------      -----------       -----------      -----------
Net income (Loss)                                    1,269             (394)            3,645              936
                                               ===========      ===========       ===========      ===========

Basic net income (Loss) per share              $      0.35      $      (.11)      $      1.00      $       .25
Diluted net income (Loss)  per share           $      0.35      $      (.11)      $      1.00      $       .25
Dividends per share                            $      0.11      $       .11       $      0.33      $       .33
                                               ===========      ===========       ===========      ===========

Weighted average shares outstanding              3,630,396        3,718,780         3,630,760        3,794,207
                                               ===========      ===========       ===========      ===========
Weighted average shares outstanding, diluted     3,637,928        3,726,347         3,636,098        3,800,650
                                               ===========      ===========       ===========      ===========


       See accompanying Notes to Unaudited Condensed Financial Statements.

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                                          For the Three Months             For the nine Months
                                                           Ended September 30,             Ended September 30,
                                                      ----------------------------    ------------------------------
                                                          2002            2001              2002             2001
                                                      -------------     ----------    --------------     -----------
                                                                            (In thousands)
                                                         $ 1,269           ($394)          $ 3,645          $  936
Net income (Loss)

Other comprehensive income, net of tax
     Unrealized holding gains arising during
     period net of tax effect of $249 and $554 for
     the three months ended September 30, 2002 and
     2001, respectively, and $168 and $688 for the
     nine months ended September 30, 2002 and 2001,
     respectively                                            484            1,076              326           1,337

     Minimium pension liability adjustment                  --                222             --               222


     Less: Reclassification adjustment for gains
           Included in net income                           (111)            --               (339)            --
                                                         -------          -------          -------          -------

Comprehensive income                                     $ 1,642          $   904          $ 3,632          $ 2,495
                                                         =======          =======          =======          =======




       See accompanying Notes to Unaudited Condensed Financial Statements

                       HOPFED BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                      For the Nine Months Ended
                                                                           September 30,
                                                               --------------------------------------
                                                                 2002                        2001
                                                               ---------                  ----------
                                                                              (In thousands)
Cash flows from operating activities:

     Net cash provided by (used) in operating activities       $   4,410                  $   3,440
                                                               ---------                  ---------

Cash flows from investing activities:
     Proceeds from maturities of held-to-maturity securities       1,228                      2,414
     Proceeds from sale of available-for-sale securities         122,302                     65,607
     Purchases of available-for-sale securities                 (107,211)                   (66,123)
     Net increase in loans                                      (107,002)                   (26,600)
     Real Estate Acquired in Settlement of Loans                                                 18
     Purchases of premises/equipment                                (644)                      (684)
     Purchase of Intangible Assets                                (7,098)                       --
                                                               ---------                  ---------
     Net cash used in investing activities                       (98,425)                   (25,368)
                                                               ---------                  ---------

Cash flows from financing activities:
     Net increase in demand deposits                              46,213                     19,092
     Net increase (decrease) in time deposits                     88,845                      6,441
     Advances from (payments to)  FHLB                           (15,009)                    16,960
     Increase in advance payments by
         Borrowers for taxes and insurance                           248                        162
     Net dividends paid                                           (1,196)                    (1,262)
     Purchase of treasury stock                                      (12)                    (2,583)
                                                               ---------                  ---------

     Net cash provide by financing activities                    119,089                     38,810
                                                               ---------                  ---------

Increase in cash and cash equivalents                             25,074                     16,882
Cash and cash equivalents, beginning of period                     4,670                      3,807
                                                               ---------                  ---------
Cash and cash equivalents, end of period                          29,744                     20,689
                                                               =========                  =========

Supplemental disclosures of cash flow information
     Cash paid for income taxes                                $   2,037                  $   1,166
                                                               =========                  =========
     Cash paid for interest                                    $   6,922                  $   7,268
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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002.

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

2.       ACQUISITION

         The Company's wholly-owned subsidiary, Heritage Bank, completed the acquisition of two offices of Old National Bank located in Fulton, Kentucky ("Fulton Division") and Fall & Fall Insurance (Fall & Fall), a full service insurance agency, on September 5 and 6, 2002. This acquisition enhances the Company's position in the markets of Northwestern Tennessee and southwestern Kentucky.

         The consolidated statement of income includes the results of operations for the Fulton Division from the September 5, 2002 acquisition date. The transaction resulted in $4.209 million of goodwill, $2.509 million of core deposit intangibles and $380,000 of other intangibles, all of which are deductible for tax purposes. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of seven years using the straight-line method. The amount allocated to other intangible represents the identified intangible asset for insurance contracts from Fall & Fall. This intangible asset is being amortized over the estimated useful life of seven years using the straight-line method.

         The following condensed balance sheet discloses the amounts assigned to each major asset and liability caption at the acquisition date:

(Dollars in thousands) (Unaudited)

         Assets
         Cash and cash equivalents                       $   854,000
         Securities available for sale                    45,003,000
         Loans                                            41,613,000
         Premises and equipment                            1,085,000
         Accrued interest receivable                         395,000
         Intangible assets                                 7,098,000
         Cash surrender value of life insurance            1,534,000
                                                         -----------

         Total assets                                    $97,582,000
                                                         ===========


         Liabilities
         Deposits                                        $96,532,000
         Accrued interest payable                            518,000
         Deferred compensation                               449,000
         Other liabilities                                    83,000
                                                         -----------

         Total liabilities                               $97,582,000
                                                         ===========


The following represents supplemental pro forma disclosure required by SFAS 141 of total revenue, net income, and earnings per share as though the business combination had been completed at the beginning of the earliest comparable period.


                                                      Nine months ended September 30,
                                                      -------------------------------
                                                          2002             2001
                                                          ----             ----
                                                   (In thousands, except per share data)
         Total revenue                                   $17,051         $17,240
         Net income                                        3,666           1,283
         Basic and diluted earnings per share            $  1.01         $  0.34

                                                Three months ended September 30,
                                                --------------------------------

                                                     2002             2001
                                                     ----             ----
                                              (In thousands, except per share data)
         Total revenue                            $   5,671         $   5,700
         Net income                                   1,217              (320)
         Basic and Diluted
         Earnings (Loss) per share                $    0.34         $   (0.09)






EMERGING ACCOUNTING ISSUES

SFAS No. 141, "Business Combinations" issued on June 29, 2001 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life.

SFAS No. 142, "Goodwill and Other Intangible Assets", issued on June 29, 2002 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement results in the end to systematic goodwill and other intangible amortization and requires impairment testing on those balances at least annually or if circumstances arise that suggest that impairment may be an issue. SFAS No. 142 was effective for the Company beginning on January 1, 2002 and is applicable to all goodwill and other intangible assets regardless of when those assets were initially recognized.

SFAS No. 143, "Accounting for Asset Retirement Obligations," issued in June 2001, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," issued in August 2001, supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be Disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," issued in April 2002, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be Reclassified into continuing operations.


SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in June 2002 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to current literature, which recognized A liability when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company's financial statements.

                               EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and nine months ending September 30, 2002. Diluted common shares arise from the potentially dilutive effect of the Company's stock Options outstanding.


                                                                        Quarters Ended September 30

                                                             -----------------------------------------------

                                                                    2002                               2001
         Basic EPS:

         Net income                                           $ 1,269,000                        $ (394,000)

         Average common shares outstanding                      3,630,396                         3,718,780
                                                              -----------                        -----------

         Earnings per share                                   $      0.35                        $     (0.11)
                                                              -----------                        -----------



         Diluted EPS:

         Net income                                           $ 1,269,000                        $ (394,000)

         Average common shares outstanding                      3,630,396                          3,718,780

         Dilutive effect of stock options                           7,532                              7,567
                                                              -----------                        -----------

         Average diluted shares outstanding                     3,637,928                          3,726,347
                                                              -----------                        -----------

         Diluted earnings per share                           $      0.35                        $     (0.11)
                                                              -----------                        -----------



                                                                    Nine Months Ended September 30

                                                             -----------------------------------------------

                                                                    2002                                2001

         Basic EPS:

         Net income                                           $ 3,645,000                        $  936,000

         Average common shares outstanding                      3,630,760                         3,794,207
                                                              -----------                        -----------

         Earnings per share                                   $      1.00                        $     0.25
                                                              -----------                        -----------



         Diluted EPS:

         Net income                                           $ 3,645,000                        $  936,000

         Average common shares outstanding                      3,630,760                         3,794,207

         Dilutive effect of stock options                           5,338                             6,443
                                                              -----------                        -----------

         Average diluted shares outstanding                     3,636,098                         3,800,650
                                                              -----------                        -----------

         Diluted earnings per share                           $     1.00                         $     0.25
                                                              -----------                        -----------




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

         Total assets increased by $124.3 million, from $285.6 million at December 31, 2001 to $409.9 million at September 30, 2002. Securities available for sale decreased from $100.5 million at December 31, 2001 to $85.8 million at September 30, 2002. Federal funds sold increased from $690,000 at December 31, 2001, to $22.1 million at September 30, 2002.

         At September 30, 2002, investments classified as "held to maturity" were carried at an amortized cost of $3.2 million and had an estimated fair market value of $3.3 million, and securities classified as "available for sale" had an estimated fair market value of $85.8 million.

         The loan portfolio increased $107.5 million during the nine months ended September 30, 2002. Net loans totaled $277.5 million and $170.0 million at September 30, 2002 and December 31, 2001, respectively. For the nine months ended September 30, 2002, the average yield on loans was 6.89%, compared to 7.69% for the year ended December 31, 2001.

         The allowance for loan losses totaled $ 1.2 million at September 30, 2002, an increase of $317,000 from the allowance of $923,000 December 31, 2001. The ratio of the allowance for loan losses to loans was 0.45% at September 30, 2002 and 0.55% at December 31, 2001. Also at September 30, 2002, non-performing loans were $ 947,000, or 0.34% of total loans, compared to $551,000, or .34% of total loans, at December 31, 2001, and the ratio of allowance for loan losses to non-performing loans at September 30, 2002 and December 31, 2001 was 130.9% and 167.5%, respectively. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis.

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

         At September 30, 2002, deposits increased to $335.4 million from $200.3 million at December 31, 2001, a net increase of $135.1 million. The average cost of deposits during the three and nine-month periods ended September 30, 2002 and the year ended December 31, 2001 was 3.16%, 3.15% and 4.83%, respectively.

         Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

         Net Income. Net income for the nine months ended September 30, 2002 was $3.6 million, compared to net income of $936,000 for the nine months ended September 30, 2001. The increase in net earnings for the nine months end September 30,2002 was the result of several factors, including a curtailment expense of $1.4 million dollars taken in September 2001 to fully fund the bank's defined benefit pension plan. The continued improvement in the Bank's net interest margins has also contributed to the improved net income levels.

         Net Interest Income. Net interest income for the nine months ended September 30, 2002 was $7.8 million, compared to $5.9 million for the nine months ended September 30, 2001. The increase in net interest income for the nine months ended September 30, 2002 was primarily due to a reduction in interest expense and additional loans outstanding. For the nine months ended September 30, 2002, the Bank's average yield on average interest-earning assets was 6.38%, compared to 7.33% for the nine months ended September 30, 2001, and its average cost of interest-bearing liabilities was 3.39% for the nine months ended September 30, 2002, compared to 5.02% for the nine months ended September 30, 2001. As a result, the Bank's interest rate spread for the nine months ended September 30, 2002 was 2.99%, compared to 2.31% for the nine months ended September 30, 2001, and its net yield on interest-earning assets was 3.51% for the nine months ended September 30, 2002, compared to 3.27% for the nine months ended September 30, 2001.

         Interest Income. Interest income increased by $1.1 million from $13.1 million to $14.2 million, or by 8.4%, during the nine months ended September 30, 2002 compared to the same period in 2001. This increase primarily resulted from increased loan volume. The average balance of securities available for sale declined $6.6 million, from $89.5 million at September 30, 2001, to $82.9 million at September 30, 2002, while the average balance of securities held to maturity declined $2.8 million, from $6.6 million at September 30, 2001 to $3.8 million at September 30, 2002. In addition, average time deposits and other interest-earning cash deposits declined $11.1 million, from $17.9 million at September 30, 2001 to $6.8 million at September 30, 2002. Overall, average total interest-earning assets for the nine-month period ended September 30, 2002 are $297.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 123.78% for the nine months ended September 30, 2001 to118.3% for the nine months ended September 30, 2002.

         Interest Expense. Interest expense declined by $888,000, or 12.1%, to $6.4 million for the nine months ended September 30, 2002, compared to $7.3 million for the same period in 2001. The decline was attributable to the repricing of certificates of deposits to lower interest rates. The average cost of average interest-bearing deposits decreased from 5.02% for the nine months ended September 30, 2001 to 3.28% for the nine months ended September 30, 2002. Over the same periods, the average balance of interest bearing deposits increased $41.6 million, from $174.9 million for the nine months ended September 30, 2001 to $216.5 million for the nine months ended September 30, 2002, or 23.8%.

         Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $430,000 provision for loan losses was required for the nine months ended September 30, 2002.

         Non-Interest Expenses. There was a $1.3 million dollar decline in total non-interest expenses in the nine months ended September 30, 2002 compared to the same period in 2001, due to a $1.4 million dollar curtailment expense taken in September 2001.

         Income Taxes. The effective tax rate for the nine months ended September 30, 2002 was 34%, compared to 38.0% for the same period in 2001.



Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

         Net Income. Net income for the three months ended September 30, 2002 was $1.3 million compared to a net loss of $394,000 for the three months ended September 30, 2001. The increase in net income for the three months ended September 30, 2002 was the result of several factors, including reduced interest expense, loan portfolio growth, and the $1.4 million dollar curtailment expense taken in September 2001.

         Net Interest Income. Net interest income for the three months ended September 30, 2002 and September 30, 2001 was $2.6 million and $2.0 million, respectively. For the three months ended September 30, 2002, the average yield on total interest-earning assets was 6.16%, compared to 7.13% for the three months ended September 30, 2001, and the average cost of interest-bearing liabilities was 3.39% for the three months ended September 30, 2002, compared to 4.83% for the three months ended September 30, 2001. As a result, the interest rate spread for the three months ended September 30, 2002 was 2.77%, compared to 2.29% for the three months ended September 30, 2001, and the net yield on interest-earning assets was 3.26% for the three months ended September 30, 2002, compared to 3.22% for the three months ended September 30, 2001.

         Interest Income. Interest income increased by $505,000, from $4.4 million to $4.9 million, or by 11.4%, during the three months ended September 30, 2002 compared to the same period in 2001. The average balance of securities available for sale decreased $4.5 million, from $78.1 million at September 30, 2001 to $73.6 million at September 30, 2002, while the average balance of securities held to maturity declined $2.3 million, from $5.7 million at

September 30, 2001 to $3.4 million at September 30, 2002. In addition, average time deposits and other interest-earning cash deposits increased $1.6 million, from $10.1 million at September 30, 2001 to $11.7 million at September 30, 2002. The average balance of loans receivable at September 30, 2002 was $232.7 million, an increase of $78.4 million from the average balance at September 30, 2001. Overall, average total interest-earning assets for the quarter ended September 30, 2002 increased by $82.6 million to $321.5 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.72% for the three-month period ended September 30, 2001 and 116.81% for the three-month period ended September 30, 2002.

         Interest Expense. Interest expense declined $105,000, to $2.3 million for the three months ended September 30, 2002, compared to $2.4 million for the same period in 2001. The decline was attributable to lower interest rates. The decline in interest expense was muted by the influx of $96 million dollars of deposits as a result of the acquisition of the Fulton division. The average cost of average interest-bearing deposits decreased from 4.75% at September 30, 2001 to 3.30% at September 30, 2002. Over the same period, the average balance of interest bearing deposits increased $59.1 million, from $182.7 million at September 30, 2001 to $241.8 million at September 30, 2002, or 32.3%. The average balance of advances from the FHLB was $33.4 million at September 30, 2002, compared to $19.0 million at September 30, 2001.

         Provision for Loan Losses. The Bank determined that an additional $250,000 provision for loan losses was required for the three months ended September 30, 2002, compared to an additional $60,000 provision for the three months ended September 30, 2001.

         Non-Interest Expenses. There was an approximate $1.7 million decline in total non-interest expenses in the three months ended September 30, 2002 compared to the same period in 2001, due to the $1.4 million dollar curtailment expense incurred in September 2001.

         Income Taxes. The effective tax rate for the three months ended September 30, 2002 was 33.2%. The effective tax rate for the three-month period ending September 30, 2001 was 30.3%.

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

         The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30 2002, the

Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 2002

                                                    Amount       Percent
                                                    ------       -------
                                                  (Dollars in thousands)

Tangible Capital ...................              $ 36,245         9.03%
Core Capital .......................              $ 36,245         9.03%
Risk-Based Capital .................              $ 37,485        15.23%

         At September 30, 2002, the Bank had outstanding commitments to originate loans totaling $20.4 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. At September 30,2002, the Bank has $119.9 million dollars in customer certificates of deposits which are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

         On September 5 2002, the Bank completed the purchase of the business assets and liabilities of Old National Bancorp located and assigned to Fulton, Kentucky. These assets include Fall & Fall Insurance Agency and two banking locations. The purchase of these assets increased that Bank's deposits by $96 million dollars and its loans by $42 million dollars. In addition, the Bank received $46 million dollars in short-term treasury notes that have matured and are being reinvested in a systematic manner.




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

Item 4. Controls and Procedures

         Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits:
   ---------

      10.1  Employment Contract of Michael L. Woolfolk with HopFed Bancorp, Inc.

      10.2  Employment Contract of Michael L. Woolfolk with Heritage Bank

      99.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

      99.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOPFED BANCORP, INC.

Date:  November 19, 2002                    /s/ John E. Peck
                                           ------------------------------------
                                           John E. Peck
                                           President and Chief Executive Officer

Date:  November 19, 2002                    /s/ Billy C. Duvall
                                           ------------------------------------
                                           Billy C. Duvall
                                           Vice President, Chief Financial
                                           Officer and Treasurer