Form 10-K
period 2002-12-31
HOPFED BANCORP INC
filed 2003-03-31
CIK 1041550

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to  _____________________

Commission file number 000-23667

                              HOPFED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                           61-1322555
         -----------------------------------       ---------------------
           (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)

      2700 Fort Campbell Boulevard, Hopkinsville, KY           42240
     ------------------------------------------------       ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] No [X]

The registrant's voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($12.42 per share) at which the stock was sold on June 28, 2002, was approximately $41,376,000. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 24, 2003, 3,630,396 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 2002.

Part III:
Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders.

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

HERITAGE BANK

     The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Hopkinsville, Murray, Cadiz, Elkton, Fulton, and Benton, Kentucky. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky and Obion and Weakley counties located in northwestern Tennessee.

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

FULTON DIVISION ACQUISITION

     On September 5, 2002, the Bank completed an acquisition of the business assets and liabilities of Old National Bancorp that were located in Fulton, Kentucky. These assets include two retail banking offices, Fall & Fall Insurance Agency, and approximately $42 million in loans outstanding and $96 million in deposits. The Bank recognized the acquisition as a purchase of a business and included audited financial statements of the business acquired in a current report on Form 8-K filed with the Securities and Exchange Commission (SEC) on November 13, 2002. The Bank will amortize the core deposit intangible on a monthly basis for 84 months. Annually, the Bank will perform a test of impairment on the remaining unidentified goodwill and amortize goodwill only when the unamortized value of the business acquired business falls below the acquisition price.

STOCK REPURCHASES

     On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its Common Stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management's discretion, depending on market conditions, price of the Company's Common Stock, corporate cash requirements and other factors. As of March 26, 2003, 208,909 shares of Common Stock had been repurchased.

LENDING ACTIVITIES

     General. The total net loan portfolio totaled $ 292.1 million at December 31, 2002, representing 68.32% of total assets at that date. Substantially all loans are originated in the Bank's market area. At December 31, 2002, $ 171.5 million, or 58.4% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $ 32.4 million, or 11.0% of the loan portfolio at December 31, 2002, and multi-family residential loans, which were $ 4.6 million, or 1.6% of the loan portfolio at December 31, 2002. At December 31, 2002, construction loans were $ 1.8 million, or 0.6% of the loan portfolio, and consumer and commercial loans totaled $ 83.4 million, or 28.4% of the loan portfolio.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2002, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.


                                     2002                    2001                    2000
                            --------------------    --------------------    --------------------
                             Amount      Percent      Amount     Percent      Amount     Percent
                            ---------    -------    ---------    -------    ---------    -------
                                                    (Dollars in thousands)
Type of Loan:
Real estate loans:
 One-to-four family
  residential ...........   $ 171,453       58.4%   $ 111,768       65.0%   $  91,960       70.8%
 Multi-family residential       4,547        1.6%       2,448        1.4%       2,841        2.2%
 Construction ...........       1,757        0.6%       5,617        3.3%       5,729        4.4%
 Non-residential (1) ....      32,368       11.0%      18,445       10.7%      21,695       16.7%
                            ---------    -------    ---------    -------    ---------    -------
  Total real estate loans     210,125       71.6%     138,278       80.4%     122,225       94.1%
                            =========    =======    =========    =======    =========    =======
Other loans:
 Secured by deposits ....       3,003        1.0%       2,191        1.3%       2,720        2.1%
 Other consumer loans ...      44,238       15.1%      16,455        9.6%       3,971        3.1%
 Commercial loans .......      36,184       12.3%      14,943        8.7%         946        0.7%
                            ---------    -------    ---------    -------    ---------    -------
  Total other loans .....      83,425       28.4%      33,589       19.6%       7,637        5.9%
                            ---------    -------    ---------    -------    ---------    -------
                              293,550      100.0%     171,867      100.0%     129,862      100.0%
                                         =======                  =======                 =======


 Loans held for sale ....          --                     928                      --
 Allowance for loan
  losses ................       1,455                     923                     708
                            ---------               ---------               ---------
Total ...................   $ 292,095               $ 170,016               $ 129,154
                            =========               =========               =========

                                     1999                      1998
                            -----------------------    ----------------------
                              Amount       Percent      Amount      Percent
                            ---------    ----------    ---------    ---------
Type of Loan:
Real estate loans:
 One-to-four family
  residential ...........   $  86,345          75.9%   $  87,774         80.5%
 Multi-family residential       2,165           1.9%       1,539          1.4%
 Construction ...........       5,706           5.0%       4,626          4.2%
 Non-residential (1) ....      12,399          10.9%       8,260          7.6%
                            ---------    ----------    ---------    ---------
  Total real estate loans     106,615          93.7%     102,199         93.7%
                            =========    ==========    =========    =========
Other loans:
 Secured by deposits ....       2,525           2.2%       2,280          2.1%
 Other consumer loans ...       4,356           3.8%       4,586          4.2%
 Commercial loans .......         314           0.3%          --           --
                            ---------    ----------    ---------    ---------
  Total other loans .....       7,195           6.3%       6,866          6.3%
                            ---------    ----------    ---------    ---------
                              113,810         100.0%     109,065        100.0%
                                         ==========                 =========


 Loans held for sale ....          --                         --
 Allowance for loan
  losses ................         278                        258
                            ---------                  ---------
Total ...................   $ 113,532                  $ 108,807
                            =========                  =========

----------
(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity, dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                                                Due after
                                                                 Due after      Due after 5    10 through      Due after
                                  Due during the year ending     3 through 5    through 10      15 years       15 years
                                           December 31,          years after    years after       after          after
                                 ----------------------------   December 31,   December 31,   December 31,   December 31,
                                  2003       2004       2005         2003          2003            2003          2003        Total
                                 --------   -------   -------   ------------   ------------   ------------   ------------  ---------
                                                                         (In thousands)
One-to-four family residential   $  3,083   $   736   $ 1,535   $      6,387   $     30,229   $     30,824   $     98,659  $ 171,453
Multi-family residential..             --        25        --             78            520            603          3,321      4,547
Construction..............            782       327        --             86             --             --            562      1,757
Non-residential...........          1,798       751     2,938          1,981          7,251          7,862          9,787     32,368
Other.....................         14,192     4,930     5,452         26,317         19.450          8,168          4,916     83,425
                                 --------   -------   -------   ------------   ------------   ------------   ------------  ---------
   Total..................       $ 19,855   $ 6,769   $ 9,925   $     34,849   $     57,450   $     47,457   $    117,245  $ 293,550
                                 ========   =======   =======   ============   ============   ============   ============  =========

     The following table sets forth at December 31, 2002, the dollar amount of all loans due after December 31, 2003 which had predetermined interest rates and floating or adjustable interest rates.

                                                                     Predetermined     Floating or
                                                                          Rate       Adjustable Rate
                                                                     -------------   ---------------
                                                                              (In thousands)
One-to-four family residential....................................   $      24,518   $       143,852
Multi-family residential..........................................              63             4,484
Construction......................................................             409               566
Non-residential...................................................           8,428            22,142
Other.............................................................          41,267            27,966
                                                                     -------------   ---------------
   Total..........................................................   $      74,685   $        199,010
                                                                     =============   ================

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

     The following table sets forth certain information with respect to loan origination activity for the periods indicated.

                                                 Year Ended December 31,
                                           ---------------------------------
                                              2002        2001        2000
                                           ---------   ---------   ---------
                                                    (In thousands)
Loan originations:
  One-to-four family residential .......   $  58,024   $  47,440   $  16,810
  Multi-family residential .............       4,433         368         549
  Construction .........................       2,590       2,627       1,802
  Non-residential ......................      32,635       9,355       4,213
  Other ................................      55,701      34,037       8,746
                                           ---------   ---------   ---------
     Total loans originated ............     153,383      93,827      32,120
                                           ---------   ---------   ---------

Loans obtained through acquisition:
  One-to-four family residential .......      12,612          --          --
  Multi-family residential .............       2,147          --          --
   Construction ........................         518          --          --
   Non-residential .....................      12,893          --          --
   Other ...............................      13,443          --          --
                                           ---------   ---------   ---------
     Total loans purchased .............      41,613          --          --
                                           ---------   ---------   ---------
Loan principal reductions:
   Change in allowance for loan loss ...         532         215         430
    Loans sold .........................          --      11,235          --
    Loan principal payments ............      72,385      41,515      16,068
                                           ---------   ---------   ---------
Net increase in loan portfolio .........   $ 122,079   $  40,862   $  15,622
                                           =========   =========   =========

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

     Loan Underwriting Policies. Lending activities are subject to written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Board of Directors and its management. Detailed loan applications are obtained to determine the ability of borrowers to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loan requests exceeding loan officer limits must be approved by the loan committee. In addition, the full Board of Directors reviews all loans on a monthly basis.

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

     In 2001, the Bank began offering a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with FHLMC standards. These loans are originated with the intent to sell them to FHLMC servicing retained. At December 31, 2002, the Bank's loan servicing portfolio was $13.7 million dollars.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank's loans to one borrower were limited to $ 6.0 million at December 31, 2002. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2002, the Bank's largest lending relationship was $5.0 million. The loans are to a local grain elevator. The loan proceeds are used in the normal course of business for a grain elevator and are secured by nonresidential real estate, inventory and accounts receivable. All loans within this relationship were current and performing in accordance with their terms at December 31, 2002.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2002, one-to-four family residential mortgage loans, totaled approximately $ 171.5 million, or 58.4% of the Bank's loan portfolio. The Bank originated $ 15.2 million in loans that were sold in the secondary market servicing retained.

     The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2002, 84.2% of one-to-four family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank's adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity, which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In previous years, the adjustable rate mortgage loans offered by the Bank also provided for initial rates of interest below the rates that would prevail when the index used for re-pricing is applied. Such initial rates, also referred to as "teaser rates," often reflect a discount from the prevailing rate greater than the 1.0% maximum adjustment allowed each year. As a result, the Bank may not be able to restore the interest rate of a loan with a teaser rate to its otherwise initial loan rate until at least the second adjustment period that occurs at the beginning of the third year of the loan. Further, in a rising interest rate environment, the Bank may not be able to adjust the interest rate of the loan to the prevailing market rate until an even later period because of the combination of the teaser discount and the 1% limitation on annual adjustments. For the last two years, declining interest rates have allowed the Bank to price the one year variable rate mortgage at or in excess of the fully indexed one year treasury bill.

     The retention of adjustable rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward reprising of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank's practice of offering its adjustable rate mortgages with a discount to its initial interest rate that is greater than the annual increase in interest rates allowed under the terms of the loan. Accordingly, there can be no assurance that yields on the Bank's adjustable rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although the 1% limitation on annual decreases in the loans' interest rates tends to offset this effect.

     The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. At December 31, 2002, 15.8% of the Bank's loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowing."

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

     Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to four- family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank's market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 2002, the Bank's loan portfolio included $1.8 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

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

     Multi-Family Residential and Non-Residential Real Estate Lending. The Bank's multi-family residential loan portfolio consists of adjustable rate loans secured by real estate. At December 31, 2002, the Bank had $4.5 million of multi-family residential loans, which amounted to 1.6% of the Bank's loan portfolio at such date. The Bank's non-residential real estate portfolio generally consists of adjustable rate loans secured by first mortgages on residential lots and rental property. In each case, such property is located in the Bank's market area. At December 31, 2002, the Bank had approximately $32.4 million of such loans, which comprised 11.0% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land, 75% for land development loans and non-owner occupied 1 -4 family real estate.

     Multi-family residential and non-residential real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for the office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made. At December 31, 2002, there were $90,000 in non-residential mortgage loans delinquent by 90 days or more.

     Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2002, loans on deposit accounts totaled $ 3.0 million, or 1.0% of the Bank's loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 95% of the value of the property but require private mortgage insurance on 100% of the value of the property.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2002, there were $246,000 in consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Bank's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

     Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2002, the Bank's commercial loans amounted to $ 36.1 million, or 12.3% of the Bank's loan portfolio. The Bank's commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2002, there were no commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

     The Bank's non-performing loans totaled 0.29% of total loans, net at December 31, 2002. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days and collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank's management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves.

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

                                              At December 31,
                                 ------------------------------------------
                                  2002     2001    2000     1999      1998
                                 -----    -----   ------   ------    ------
                                         (Dollars in thousands)
Accruing loans which are
 contractually past due 90
 days or more:
 Residential real estate .....   $  --    $ 330   $  371   $   51    $  268
 Non-residential real estate.       --       60       63       --        --
   Consumer ..................      --       12       --        7        19
                                 -----    -----   ------   ------    ------
     Total ...................   $  --    $ 402   $  434   $   58    $  287
                                 =====    =====   ======   ======    ======
Non-accrual loans

   Residential real estate ...     497       --       --       --        --
   Non residential real estate      90       --       --       --        --
   Consumer ..................     246       --       --       --        --
   Commercial ................      --      149       --       --        --
                                 -----    -----   ------   ------    ------
     Total non-performing
       loans .................   $ 833    $ 551   $  434   $   58    $  287
                                 =====    =====   ======   ======    ======

Percentage of total loans ....    0.29%    0.32%    0.34%    0.05%     0.26%
                                 =====    =====   ======   ======    ======

     At December 31, 2002, the Bank had $833,000 in loans outstanding which were classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. At December 31, 2002, the Bank had no real estate owned. Also, the Bank had impaired loans, as defined by SFAS 114/118, totaling $ 833,000 at December 31, 2002.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2002, the Bank had $ 300,000 in assets classified as special mention, $975,000 in assets classified as substandard, $118,000 in assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

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

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the collateral.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                   Year Ended December 31,
                                                ------------------------------------------------------------
                                                   2002        2001          2000         1999       1998
                                                ---------    ---------    ---------    ---------   ---------
                                                                 (Dollars in thousands)
Balance at beginning of period ..............   $     923    $     708    $     278    $     257   $     236

Loans charged off:
 Commercial Loans ...........................         (46)          --

 Consumer Loans and Deposits ................                       --
 Real estate mortgage: ......................        (174)
Residential .................................         (52)          (7)          (1)          --          --
                                                ---------    ---------    ---------    ---------   ---------

Total charge-offs ...........................        (272)          (7)          (1)          --          --
                                                ---------    ---------    ---------    ---------   ---------

Recoveries ..................................           9                        --           --          --
                                                ---------    ---------    ---------    ---------   ---------

Net loans charged off .......................        (263)          (7)          (1)          --          --
                                                ---------    ---------    ---------    ---------   ---------

Provision for loan losses ...................         795          222          431           21          21
                                                ---------    ---------    ---------    ---------   ---------
Balance at end of period ....................   $   1,455    $     923    $     708    $     278   $     257
                                                =========    =========    =========    =========   =========

Ratio of net charge-offs to average loans
   outstanding during the period ............        0.12%        0.00%      0.0008%        0.00%       0.00%
                                                =========    =========    =========    =========   =========

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

                                                                        At December 31,
                            -----------------------------------------------------------------------------------------------------
                                      2002                      2001                      2000                      1999
                            ------------------------   ----------------------    ----------------------    ----------------------
                                        Percent of                Percent of                Percent of                Percent of
                                      Loans in Each             Loans in Each             Loans in Each             Loans in Each
                                       Category to               Category to               Category to               Category to
                             Amount    Total Loans     Amount   Total Loans      Amount    Total Loans     Amount    Total Loans
                            -------   -------------    ------   -------------    ------   -------------    ------   -------------
                                                                     (Dollars in thousands)
One-to-four family ......   $   249            58.4%   $  138            65.0%   $   71            71.1%   $  130            76.3%
Construction ............        33             0.6%       50             3.3%      106             4.4%        5             4.9%
Multi-family residential         51             1.6%       60             1.4%      106             2.2%        8             1.9%
Non-residential .........       341            11.0%      210            10.7%      177            16.5%       85            10.7%
Secured by deposits .....        --             1.0%       --              --%       --             2.1%       --             2.2%
Other consumer loans ....       781            27.4%      465            19.6%      248             3.7%       50             4.0%
                            -------   -------------    ------   -------------    ------   -------------    ------   -------------
   Total allowance for
     loan losses ........   $ 1,455           100.0%   $  923           100.0%   $  708           100.0%   $  278           100.0%
                            =======   =============    ======   =============    ======   =============    ======   =============

                                          At December 31, 1998
                                 ---------------------------------------
                                                Percent of Loans in Each
                                   Amount       Category to Total Loans
                                 ----------     -----------------------
                                      (Dollars in thousands)
One-to-four family..........     $      135             80.5%
Construction................              7              4.2%
Multi-family residential....              6              1.4%
Non-residential.............             71              7.6%
Secured by deposits.........              -              2.1%
Other consumer loans........             38              4.2%
                                 ----------            -----
   Total allowance for
     loan losses                 $      257            100.0%
                                 ==========            =====


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

     At December 31, 2002, securities with an amortized cost of $ 101.8 million and an approximate market value of $ 103.1 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

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

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors. Of the $58.5 million mortgage-backed security portfolio at December 31, 2002, approximately $11.1 million were originated through GNMA, approximately $ 15.1 million were originated through FNMA and approximately $ 17.0 million were originated through FHLMC. The Company owned $1.7 million in mortgage backed securities collateralized by non-government mortgages, commonly known as "Whole Loans". The Whole Loan mortgage-backed security is collateralized by more than 100% of the mortgages in the investment pool and is considered only a slightly higher risk as opposed to mortgage-backed securities collateralized by government agencies and carry the same regulatory risk weighting. Mortgage-backed securities generally increase the quality of the assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. During the later half of 2002, prepayment speeds on mortgage-backed securities accelerated into unprecedented levels due to declining interest rates and the high rate of mortgage refinancing. These prepayments have sharply reduced the yield of this portion of the portfolio.

     The following table sets forth the carrying value of the investment securities at the dates indicated.

                                              At December 31,
                                      ---------------------------------
                                         2002        2001        2000
                                      ---------   ---------   ---------
                                               (In thousands)
Securities available for sale:
   FHLB and FHLMC stock ...........   $   2,391   $   2,284   $   2,137
   U. S. government and agency
     securities ...................      24,539      21,111      56,166
   Mortgage-backed securities .....      58,489      72,946      25,951
   Municipal Bonds ................      11,803       4,162          --
   Corporate Bonds ................       5,910          --          --
   Other ..........................          15          15          15

Securities held to maturity:
   Mortgage-backed securities .....       2,932       4,462       7,796
                                      ---------   ---------   ---------
     Total investment securities ..   $ 106,079   $ 104,980   $  92,065
                                      =========   =========   =========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for U.S. agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2002. At such date, $17.4 million of the agency securities were callable and/or due on or before January 31, 2005. At December 31, 2002, $7.8 million of municipal securities were callable between January 2006 and December 2011. All corporate bonds were non callable.

                         One Year or Less       One Year or Less         One Year or Less       One Year or Less
                       --------------------   ---------------------    --------------------    ------------------
                        Carrying   Average     Carrying    Average      Carrying    Average    Carrying   Average
                          Value      Yield      Value       Yield         Value      Yield       Value     Yield
                       ---------   --------   ---------   ---------    ---------   --------    --------   -------
                                                      (Dollars in thousands)
U.S. government and
 agency securities.    $      --         --%  $  12,060        3.68%   $  11,341       5.68%   $  1,138      8.03%
                       =========   ========   =========   =========    =========   ========    ========   =======
Corporate Bonds ....   $   1,013       5.87%  $   4,897        4.67%          --         --          --        --
                       =========   ========   =========   =========    =========   ========    ========   =======

Municipal Bonds ....   $      --         --%  $     951        2.55%   $   4,061       3.36%   $  6,791      4.46%
                       =========   ========   =========   =========    =========   ========    ========   =======

                         Total Investment Portfolio
                       ------------------------------
                       Carrying    Market     Average
                         Value      Value      Yield
                       ---------   --------   -------
U.S. government and
 agency securities .   $  24,539   $ 24,539      4.77%
                       =========   ========   =======
Corporate Bonds ....   $   5,910   $  5,910      4.89%
                       =========   ========   =======

Municipal Bonds ....   $  11,803   $ 11,803      3.93%
                       =========   ========   =======

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

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community. Substantially all of the Bank's depositors are Kentucky or Tennessee residents who reside in the Bank's market area.

     Deposits in the Bank at December 31, 2002 were represented by the various types of savings programs described below.

                                                                                                Percentage
  Interest            Minimum                                          Minimum                   of Total
    Rate*              Term                    Category                 Amount      Balance      Deposits
--------------    ----------------   -----------------------------    ---------    ---------    ----------
                                                                                 (In thousands)
    --%           None               Non-interest bearing             $     100    $  19,120           5.4%
   0.4%*          None               Demand/NOW accounts                  1.500       33,215           9.4%
   0.7%           None               Passbook accounts                       10        9,107           2.6%
   1.0%*          None               Money market deposit accounts        2,500       47,360          13.4%
                                                                                   ---------    ----------
                                                                                     108,802          30.8%
                                                                                   ---------    ----------
                                        Certificates of Deposit
                                     -----------------------------
   1.3%           3 months or less   Fixed-term, fixed rate                 500       32,076           9.0%
   1.6%           3 to 12 months     Fixed-term, fixed-rate                 500       94,341          26.7%
   2.4%           12 to 24-months    Fixed-term, fixed-rate                 500       44,645          12.6%
   2.9%           24 to 36-months    Fixed-term, fixed-rate                 500       18,965           5.4%
   3.4%           36 to 48-months    Fixed-term, fixed-rate                 500       39,274          11.1%
   3.8%           48 to 60-months    Fixed-term, fixed rate                 500       15,552           4.4%
                                                                                   ---------    ----------
                                                                                     244,853          69.2%
                                                                                   ---------    ----------
                                                                                   $ 353,655         100.0%
                                                                                   =========    ==========

----------
* Represents weighted average interest rate.

     The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                   Year Ended December 31,
                 ------------------------------------------------------------------------------------------
                             2002                           2001                           2000
                 ----------------------------   ----------------------------   ----------------------------
                 Interest-bearing      Time     Interest-bearing     Time      Interest-bearing      Time
                  demand deposits    deposits    demand deposits    deposits    demand deposits    deposits
                 ---------------     --------   ---------------    --------    ----------------   ---------
                                                 (Dollars in thousands)
Average
  balance.....       $ 63,384       $ 181,481       $ 44,748       $ 135,432        $ 47,077      $ 112,191
Average
  rate........           2.26%           3.82%          2.57%           5.58%           2.81%          6.07%


     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                              Increase                                        Increase
                              Balance at                  (Decrease) from      Balance at                  (Decrease) from
                             December 31,      % of         December 31,      December 31,      % of         December 31,
                                 2002        Deposits           2001              2001        Deposits          2000
                             ------------    --------    -----------------    ------------    --------    -----------------
                                                                 (Dollars in thousands)
Non-interest bearing.....    $     19,120         5.4%   $          11,904    $      7,216         3.6%   $           3,388
Demand and NOW
   accounts..............          33,215         9.4%              20,796          12,419         6.2%               2,892
Money market.............          47,360        13.4%              15,187          32,173        16.0%               7,458
Passbook savings.........           9,107         2.6%                (115)          9,222         4.6%                (434)
Other time deposits......         244,853        69.2%             105,567         139,286        69.6%              21,408
                             -----------     --------    -----------------    ------------    --------    -----------------
   Total.................         353,655       100.0%             153,339    $    200,316    $  100.0%   $          34,712
                             ============    ========    =================    ============    ========    =================

                              Balance at                     Increase           Balance at
                             December 31,      % of       (Decrease) from     December 31, 1999      % of
                                 2000        Deposits    December 31, 1999                         Deposits
                             ------------    --------    -----------------    -----------------    --------
                                                           (Dollars in thousands)
Non-interest bearing.....    $      3,828         2.3%   $             884    $           2,944         1.8%
Demand / NOW                                                                                            5.6%
   accounts..............           9,527         5.8%                 510                9,017
Money market.............          24,715        14.9%              (5,348)              30,063        18.6%
Passbook savings.........           9,656         5.8%                (146)               9,802         6.1%
Other time deposits......         117,878        71.2%               8,799              109,079        67.9%
                             ------------    --------    -----------------    -----------------    --------
   Total.................    $    165,604       100.0%   $           4,699    $         160,905       100.0%
                             ============    ========    =================    =================    ========

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                     At December 31,
                          -----------------------------------
                             2002         2001        2000
                           --------    ---------    ---------
                                    (In thousands)
  1.00 -  2.00%.......    $   7,406    $      95    $     --
  2.01 -  4.00%.......      130,718       51,804          125
  4.01 -  6.00%.......       77,765       57,821       56,670
  6.01 -  8.00%.......       28,964       29,566       61,083
                          ---------    ---------    ---------
        Total             $ 244,853    $ 139,286    $ 117,878
                          =========    =========    =========

     The following table sets forth the amount and maturities of time deposits at December 31, 2002.

                                                              Amount Due
                               --------------------------------------------------------------------------
                               Less Than One Year    1-2 Years    2-3 Years    After 3 Years      Total
                               ------------------    ---------    ---------    -------------    ---------
                                                            (In thousands
0.00  -  2.00%                       $   7,406       $      --    $      --    $          --    $   7,406
2.01 -  4.00%..................         67,130          18,003       11,445           34,140      130,718
4.01 -  6.00%..................         35,384          19,003        2,901           20,477       77,765
6.01 -  8.00%..................         16,497           7,639        4.619              209       28,964
                                     ---------       ---------    ---------    -------------    ---------
   Total.......................      $ 126,417       $  44,645    $  18,965     $     54,826    $ 244,853
                                     =========        ========    =========    =============    =========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

               Maturity Period               Certificates of Deposit
------------------------------------------   ----------------------
                                                 (In millions)
Three months or less......................           $     6.8
Over three through six months.............                 4.9
Over six through 12 months................                18.5
Over 12 months............................                31.5
                                                     ---------
   Total..................................           $    61.7
                                                     =========

     Certificates of deposit at December 31, 2002 included approximately $ 61.7 million of deposits with balances of $100,000 or more, compared to $25.3 million and $14.4 million at December 31, 2001 and 2000, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities held available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 7 of Notes to Consolidated Financial Statements.

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                              Year Ended December 31,
                                       -------------------------------------
                                          2002         2001          2000
                                       ---------    ---------     ----------
                                                  (In thousands)

Deposits............................   $ 348,419    $  293,038    $  265,659
Obtain through acquisition                96,532
Withdrawals.........................    (300,462)     (267,043)     (268,175)
                                       ---------    ---------     ----------
Net increase (decrease) before
   interest credited................     144,489        25,995        (2,516)
Interest credited...................       9,073         8,717         7,215
                                       ---------    ----------    ----------
Net increase  in savings
   deposits.........................   $ 153,562    $   34,712    $    4,699
                                       =========    ==========    ==========

     In the unlikely event the Bank is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank, which is the Company.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 8 of Notes to Financial Statements. Advances from the FHLB of Cincinnati were $23.6 million at December 31, 2002 and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank's loan portfolio.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. The Bank's lone subsidiary is Fall & Fall Insurance Agency of Fulton, Kentucky. The agency was acquired as part of the Fulton acquisition on September 5, 2003. The Bank's investment in the agency is immaterial.

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

EMPLOYEES

     As of December 31, 2002, the Company and the Bank had 90 full-time and 9 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     The financial services industry is regulated extensively. Federal and state laws and regulations are designed to protect the deposit insurance funds and consumer, and not to benefit a financial company's stockholders. These laws and regulations may sometimes impose significant limitations on operations, are constantly evolving and may change significantly over time. Current events that may not have a direct impact on the Company or the Bank, such as a accounting improprieties, may result in the adoption of substantive revisions to the laws and regulations. The adoption of subsequent new laws and regulations, change in existing laws and regulations, or revision of existing laws and regulations may have a material impact on the business, results of operations and financial condition of the Company and the Bank.

     As a savings and loan holding company, the Company is registered with the OTS and subject to OTS regulation and supervision under the HOLA. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

     The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Bank and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

RECENT DEVELOPMENTS

..    Sarbanes-Oxley Act of 2002

     On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officer. Section 302 of the Sarbanes-Oxley Act ("Corporate Responsibility for Financial Reports") required the SEC to adopt new rules to implement the requirements and rules concerning corporate governance. New SEC rules, effective August 29, 2002, require a reporting company's chief executive and chief financial officers to certify certain financial and other information included in the company's quarterly and annual reports under the Security and Exchange Act of 1934 ("the Exchange Act"). The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. See "Certifications " for certifications by the Company's Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10K. See
Item 14 ("Controls and Procedures") hereof for the Company's evaluation of disclosure controls and procedures. The certifications required by Section 906 of Sarbanes-Oxley Act also accompany this Form 10-K.

..    USA Patriot Act

     The President of the United States signed the USA Patriot Act into law on October 26, 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly are contained in Title III of the Act. In general, Title III amends current law - primarily the Bank Secrecy Act - to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

     Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA Patriot Act became effective at varying times and the Treasury Department and various federal banking agencies are responsible for issuing regulations to implement the new law.

..    Financial Modernization Act

     On November 12, 1999, the President signed into law The Gramm-Leach-Biley Act of 1999 (the "GLB Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry and expanded financial affiliation opportunities for bank holding companies. Among other changes, the GLB Act permits "financial holding companies" to engage in a range of activities that are "financial in nature" or "incidental" thereto, such as banking, insurance, securities activities, and merchant banking. To qualify to engage in expanded financial activities, a financial holding company must make certain required regulatory filings, and subsidiary depository institutions must be well-capitalized, well-managed and rates "satisfactory" or better under the Community Reinvestment Act. The Company meets these requirements and has become a financial holding company.

     The GLB Act prohibits financial institutions from sharing non-public financial information on their customers to non-affiliated third parties unless the customer is provided the opportunity to opt-out or the customer consents. However, the GLB Act allows a financial institution to disclose confidential information to non-affiliated third parties pursuant to a joint marketing agreement (after full disclosure to the customer), to perform services on behalf of the institution, to market the institution's own products, and to protect against fraud. The federal banking agencies have issued regulations implementing privacy provision of the GLB act.

     Regulatory Capital. The OTS' capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 4% of adjusted total assets (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system), a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4%. See Note 15 of Notes to Consolidated Financial Statements.

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

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2002, the Bank was "well-capitalized" as defined by the regulations.

     Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At December 31, 2002, the Bank qualified as a QTL.

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

     Reserve Requirements. Pursuant to regulations of the Federal Reserve Board (the "FRB"), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. As of December 31, 2002, the Bank met these reserve requirements.

     Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 2002 of $ 2.4 million.

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

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing, after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company would be required to register as, and would become subject to, the restrictions applicable to the bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.

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

ITEM 2.  PROPERTIES

     The following table sets forth information regarding Company offices at December 31, 2002.

                                                                                                            Approximate
                                          Year Opened      Owned or Leased       Book Value (1)      Square Footage of Office
                                         -------------     ---------------      ---------------      ------------------------
                                                                                 (In thousands)
MAIN OFFICE:
   2700 Fort Campbell Boulevard
   Hopkinsville, Kentucky ..........          1995              Owned              $      1,832                        17,625

BRANCH OFFICES:
   Downtown Branch Office
     605 South Virginia Street
     Hopkinsville, Kentucky  .......          1997              Owned              $        183                           756
   Murray Branch Office
     7th and Main Streets
     Murray, Kentucky...............          1969              Leased             $         74                         4,800
    Murray Branch Office
       Hwy 641
       Murray, Kentucky                   January 2003          Owned              $        751                        3,650
   Cadiz Branch Office
     352 Main Street
     Cadiz, Kentucky  ..............          1998              Owned              $        383                         2,200
   Elkton Branch Office
     West Main Street
     Elkton, Kentucky   ............          1976              Owned              $        104                         3,400
    Benton Branch Office
         59 Main Street
         Benton, Kentucky                     2001              Owned              $        180                        1,100
    Benton Branch Office
         321 Main Street
         Benton, Kentucky                  March 2003           Owned              $        270                         3,800
    Carr Plaza Office
        45 Bypass
        Fulton, KY                            2002              Owned              $         92                           800
    Lake Street Office
        Lake Street
        Fulton, KY                            2002              Owned              $        840                        15,000
    Fall & Fall Insurance Office
        Fulton, KY                            2002              Owned              $        250                        3,200

----------

(1) Represents the book value of land, building, furniture, fixtures and equipment owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2002, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     John E. Peck. Mr. Peck, 38, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

     Boyd M. Clark. Mr. Clark, 57, has served as Senior Vice President -- Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

     Michael L. Woolfolk. Mr. Woolfolk, 49, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank-Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

     Billy C. Duvall.CPA Mr. Duvall, 37, has served as Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration.

     All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "Market and Dividend Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Information and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No.
13) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" in the Company's Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements together with the related notes and the report of Rayburn, Betts & Bates, P.C., independent public accountants, all as set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement not later than 120 days after December 31, 2002 (the "Proxy Statement"), and the information to be included therein under "Proposal I -- Election of Directors" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement, and the information to be included therein under "Proposal I -- Election of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company's periodic SEC filings. These have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that Company conducted its evaluation.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

     Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

            1  Independent Auditors' Report.

            2  Consolidated Balance Sheets - December 31, 2002 and 2001.

            3. Consolidated Statements of Income for the Years Ended December
               31, 2002, 2001 and 2000.

            4. Consolidated Statements of Comprehensive Income for the Years
               Ended December 31, 2002, 2001 and 2000.

            5. Consolidated Statements of Changes in Stockholders' Equity for
               the Years Ended December 31, 2002, 2001 and 2000.

            6. Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2002, 2001 and 2000.

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

            Exhibit No. 10.1. Employment Agreement by and between Hopkinsville Federal Savings Bank and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

            Exhibit No. 10.2. Employment Agreement by and between HopFed Bancorp, Inc. and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-30215).

            Exhibit No. 10.3. Employment Agreement Amendment by and between Hopkinsville Federal Savings Bank and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

            Exhibit No. 10.4. Employment Agreement Amendment by and between HopFed Bancorp, Inc. and Boyd M. Clark. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

            Exhibit 10.9. HopFed Bancorp, Inc. 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

            Exhibit 10.10. Employment Agreement by and between HopFed Bancorp, Inc. and Billy C. Duvall. Incorporated herein by reference to
            Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

            Exhibit 10.11. Employment Agreement by and between Hopkinsville Federal Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

            Exhibit 10.12. Employment Agreement by and between HopFed Bancorp, Inc. and Michael L. Woolfolk. Incorporated herein by reference to
            Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

            Exhibit 10.13. Employment Agreement by and between Heritage Bank and Michael L. Woolfolk. Incorporated herein by reference to Exhibit
            10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

            Exhibit 10.14. Fulton Division Acquisition Agreement dated as of March 1, 2002, by and between Old National Bank and Hopkinsville Federal Bank. Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 1, 2002.

            Exhibit No. 13. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2002, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

            Exhibit No. 21. Subsidiaries of the Registrant.

            Exhibit No. 23.1. Consent of Rayburn, Betts & Bates, P.C.

     (b) Reports on Form 8-K. Current Report on Form 8-K, dated September 6, 2002, as amended, reporting under Items 2 and 7, completion of the acquisition of two offices of Old National Bank in Fulton, Kentucky and Fall & Fall Insurance, an insurance agency.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d)    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                         HOPFED BANCORP, INC.
                                               (Registrant)


Date:  March 28, 2003                    By: /s/ John E. Peck
                                             -----------------------------------
                                             John E. Peck
                                             President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:    SIGNATURE AND TITLE:


/s/ John E. Peck                                              March 28, 2003
--------------------------------------------
John E. Peck

Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Billy C. Duvall                                           March 28, 2003
--------------------------------------------
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ WD Kelley                                                 March 28, 2003
--------------------------------------------
WD Kelley
Chairman of the Board

/s/ Boyd M. Clark                                             March 28, 2003
--------------------------------------------
Boyd M. Clark

Director, Vice President and Secretary

/s/ Walton G. Ezell                                           March 28, 2003
--------------------------------------------
Walton G. Ezell
Director

/s/ Gilbert E. Lee                                            March 28, 2003
--------------------------------------------
Gilbert E. Lee
Director

/s/ Harry J. Dempsey                                          March 28, 2003
--------------------------------------------
Harry J. Dempsey
Director

/s/ Kerry Harvey                                              March 28, 2003
--------------------------------------------
Kerry Harvey
Director

/s/Thomas I. Miller                                           March 28, 2003
--------------------------------------------
Thomas I. Miller
Director

                                 CERTIFICATIONS

I, John E. Peck, certify that:

          (1) I have reviewed this annual report on Form 10-K of HopFed Bancorp, Inc.;

          (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                     /s/ John. E. Peck
                                         -------------------------------------
                                         John E. Peck, President and
                                         Chief Executive Officer

                                 CERTIFICATIONS

I, Billy C. Duvall, certify that:

          (1) I have reviewed this annual report on Form 10-K of HopFed Bancorp, Inc.;

          (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                   /s/ Billy C. Duvall
                                       -----------------------------------------
                                       Billy C. Duvall, Vice President,
                                       Chief Financial Officer and Treasurer