Form 10-Q
period 2003-03-31
HOPFED BANCORP INC
filed 2003-05-15
CIK 1041550

CONTENTS

HOPFED BANCORP, INC.

SIGNATURES	14

CERTIFICATIONS	15

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

HOPFED BANCORP, INC.
Consolidated Statements of Financial Condition

	March 31, 2003	December 31, 2002

	(Unaudited)
	(Dollars in thousands)

ASSETS
Cash and due from banks	$9,196	$9,288
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	47	905
Federal funds sold	11,000	3,840
Securities available for sale	119,216	103,147
Securities held to maturity, market value of $8,627 and $3,032 at March 31, 2003 and December 31, 2002, respectively	8,545	2,932
Loans receivable, net of allowance for loan losses of $1,752 at March 31, 2003, and $1,455at December 31, 2002	302,953	292,095
Accrued interest receivable	2,301	2,329
Premises and equipment, net	5,538	4,959
Deferred tax assets	140	—
Intangible asset	2,427	2,511
Goodwill	3,689	3,689
Bank owned life insurance	1,553	1,547
Other assets	206	260

Total assets	$466,811	$427,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$371,004	$334,535
Non-Interest bearing deposits	20,996	19,120
Advances from borrowers for taxes and insurance	339	211
Advances from FHLB	23,548	23,623
Deferred tax liability	—	47
Dividends payable	399	399
Accrued expenses and other liabilities	3,401	2,689

Total liabilities	419,687	380,624

Stockholders’ equity:
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,039,305 issued and 3,630,396 outstanding at March 31, 2003 and December 31, 2002	40	40
Additional paid in capital	25,714	25,714
Retained earnings, substantially restricted	25,705	25,106
Treasury stock (at cost, 408,909 shares at March 31, 2003 and December 31, 2002	(4,857)	(4,857)
Accumulated other comprehensive income, net of taxes	522	875

Total stockholders’ equity	47,124	46,878

Total liabilities and stockholders’ equity	$466,811	$427,502

The balance sheet at December 31, 2002 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	For the Three Month Periods Ended March 31,

	2003	2002

	(Dollars in thousands, except per share data)
Interest income:
Loans receivable	$4,731	$3,199
Interest on investments, tax exempt	115	57
Interest and dividends on investments, taxable	1,021	1,313
Time deposit interest income	38	18

Total interest income	5,905	4,587

Interest expense:
Deposits	2,766	1,663
Advances from FHLB	267	386

Total interest expense	3,033	2,049

Net interest income	2,872	2,538
Provision for loan losses	400	90

Net interest income after provision for loan losses	2,472	2,448

Non-interest income:
Gain on sale of loans	118	—
Loan and other service fees	575	225
Gain on sale of available for sale securities	318	202
Other, net	4	9

Total non-interest income	1,015	436

Non-interest expenses:
Salaries and benefits	1,023	522
Deposit insurance premium	23	9
Occupancy expense, net	306	147
Data processing	186	91
Other operating expenses	485	367

Total non-interest expenses	2,023	1,136

Income before income taxes	1,464	1,748
Income tax expense	468	615

Net income	$996	$1,133

Basic net income per share	$0.27	$0.31
Diluted net income per share	$0.27	$0.31
Dividends per share	$0.11	$0.11

Weighted average shares outstanding, basic	3,630,396	3,631,499

Weighted average shares outstanding, diluted	3,646,737	3,634,220

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Month Periods Ended March 31

	2003	2002

	(In thousands)
Net income	$996	$1,133
Other comprehensive income
Realized gains on the sale of investment securities classified as available for sale net of tax effect	(210)	(133)
Unrealized holding gains (losses) arising during period net of tax effect of $74 and $268 for the three months ended March 31, 2003 and 2002, respectively	(143)	(520)

Comprehensive income	$643	$480

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Month Periods Ended March 31,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	2,487	2,171
Cash flows from investing activities:
Purchase of held to maturity securities	(6,011)	—
Proceeds from maturities of held to maturity securities	401	419
Proceeds from sale of available for sale securities	40,237	21,167
Purchase of available for sale securities	(56,942)	(12,666)
Net increase in loans receivable	(11,361)	(19,983)
Purchases of premises and equipment	(601)	(94)

Net cash provided (used) by investing activities	(34,277)	(11,157)

Cash flows from financing activities:
Net increase in demand deposits	22,551	12,809
Net increase in time deposits	15,794	2,737
Increase in advances from borrowers for taxes and insurance	128	79
Net increase (decrease) in other borrowed funds	(74)	(4,936)
Dividends paid	(399)	(399)
Purchase of treasury stock	—	(9)

Net cash provided by financing activities	38,000	10,281

Increase (decrease) in cash and cash equivalents	6,210	1,295
Cash and cash equivalents, beginning of period	14,033	4,670

Cash and cash equivalents, end of period	$20,243	$5,965

Supplemental disclosure of cash flow information
Cash paid for income taxes	$460	$92

Cash paid for interest	$635	$2,015

See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)

BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly Hopkinsville Federal Savings Bank (the “Bank”) to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2003, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

(2)

EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted Earnings per share (“EPS”) computations for the three-months ended March 31, 2003 and 2002. Diluted common shares arise from the potentially dilutive effect of the Company’s Stock Options outstanding.

	Quarters Ended March 31,

	2003	2002

Basic EPS:
Net income	$996,000	$1,133,000
Average common shares outstanding	3,630,396	3,631,499

Earnings per share	$0.27	$0.31

Diluted EPS:
Net income	$996,000	$1,133,000
Average common shares outstanding	3,630,396	3,631,499
Dilutive effect of stock options	16,341	2,721

Average diluted shares outstanding	3,646,737	3,634,220

Diluted earnings per share	$0.27	$0.31

(3)

STOCK OPTIONS

The Company accounts for its stock option plans in accordance with the provision of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123, provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB Opinion No. 25 is currently being applied.

The Company applies accounting principles Board Opinion No. 25 (APB), Accounting for Stock Issued to Employees, and related interpretations in the accounting for the plan. No compensation cost has been recognized for the plan because the stock option prices is equal to or greater than the fair value at the grant date. The table below is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, Accounting for Stock-Based Compensation, as amended:

	For the Quarter Ended March 31,

	2003	2002

	(In thousands)
Net Income	$996	$1,133
As reported
Deduct: Total stock-based Compensation expense determined under fair value based method for all awards granted, net of related tax effects	(16)	(12)

Pro forma net income	$980	$1,121

	For the Quarter Ended March 31,

	2003	2002

Earnings per share:
Basic – as report	$0.27	$0.31
Basic – pro forma	$0.27	$0.31
Diluted – as reported	$0.27	$0.31
Diluted – pro forma	$0.27	$0.31

(4)

SUBSEQUENT EVENTS

On May 13, 2003, Management completed the necessary steps to terminate the Company’s defined benefit plan and fully funded the plan to provide for the distribution of its assets. The Company will recognize a settlement expense of $686,000 (net of tax) in the second quarter of 2003.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased by $39.3 million, from $427.5 million at December 31, 2002 to $466.8 million at March 31, 2003. Securities available for sale increased from $103.1 million at December 31, 2002 to $119.2 million at March 31, 2003. Federal funds sold increased from $3.8 million at December 31, 2002 to $11.0 million at March 31, 2003.

At March 31, 2003, investments classified as “held to maturity” were carried at an amortized cost of $8.5 million and had an estimated fair market value of $8.6 million, and securities classified as “available for sale” had an estimated fair market value of $119.2 million.

The loan portfolio increased $10.9 million during the three months ended March 31, 2003. Net loans totaled $303.0 million and $292.1 million at March 31, 2003 and December 31, 2002, respectively. For the three months ended March 31, 2003, the average yield on loans was 6.35%, compared to 6.79% for the year ended December 31, 2002.

The allowance for loan losses totaled $1.8 million at March 31, 2003, an increase of $297,000 from the allowance of $1.5 at December 31, 2002. The ratio of the allowance for loan losses to loans was 0.57% and 0.50% at March 31, 2003 and December 31, 2002, respectively. Also at March 31, 2003, non-performing loans were $351,000, or 0.12% of total loans, compared to $833,000, or 0.29% of total loans, at December 31, 2002, and the ratio of allowance for loan losses to non-performing loans at March 31, 2003 and December 31, 2002 was 499.15% and 174.67%, respectively.

The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions.

Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years. Management has chosen to increase the funding in the allowance for loan loss in 2003 due to recent loan growth. The Company’s local economy also been adversely affected by the deployment of 25,000 army personnel assigned to the 101st Airborne Division at Fort Campbell, Kentucky.

At March 31, 2003, deposits increased to $392.0 million from $353.7 million at December 31, 2002, a net increase of $38.3 million. The average cost of deposits during the period ended March 31, 2003 and the year ended December 31, 2002 was 2.95% and 3.30%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

Net Income. Net income for the three months ended March 31, 2003 was $ 996,000, compared to net income of $1,133,000 for the three months ended March 31, 2002. The decline in net income for the three months primarily resulted from an increases in the provision for loan loss expense and operating expenses and a decline in the yield on the investment portfolio.

Net Interest Income. Net interest income for the three months ended March 31, 2003 was $2.9 million, compared to $2.5 million for the three months ended March 31, 2002. The increase in net interest income for the three months ended March 31, 2003 was primarily due to an increase in both total loans and deposits outstanding. For the three months ended March 31, 2003, the Company’s average yield on average interest-earning assets was 5.60%, compared to 6.51% for the three months ended March 31, 2002, and its average cost of interest-bearing liabilities was 3.20% for the three months ended March 31, 2003, compared to 3.46% for the three months ended March 31, 2002. As a result, the Company’s interest rate spread for the three months ended March 31, 2003 was 2.40%, compared to 3.05% for the three months ended March 31, 2002, and its net yield on interest-earning assets was 2.72% for the three months ended March 31, 2003, compared to 3.60% for the three months ended March 31, 2002.

Interest Income. Interest income increased by $1.3 million from $4.6 million to $5.9 million, or by 28.3%, during the three months ended March 31, 2003 compared to the same period in 2002. This increase primarily resulted from loan portfolio growth, producing a $1.5 million increase in interest income on loans. Interest income on investments declined by $214,000 due to the continued decline in market rates and repaid prepayment speeds of the Company’s mortgage backed securities portfolio. The average balance of loans receivable increased $117.9 million from $180.1 million at March 31, 2002 to $298.0 million at March 31, 2003. The average balance of investment securities increased $26.0 million, from $97.8 million at March 31, 2002 to $123.8 million at March 31, 2003. Average time deposits and other interest-earning cash deposits increased $7.4 million, from $3.7 million at March 31, 2002 to $11.1 million at March 31, 2003. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 119.0% for the three months ended March 31, 2002 to 111.19% for the three months ended March 31, 2003. The decline in the non-interest earning asset ratio is largely the result of goodwill and bank owned life insurance acquired in the September 2002 Fulton acquisition.

Interest Expense. Interest expense increased $1.0 million or 67.7%, to $3.0 million for the three months ended March 31, 2003, compared to $2.0 million for the same period in 2002. The increase was attributable to an 81.3% growth in deposit balances. The average cost of average interest-bearing deposits decreased from 3.32% at March 31, 2002 to 3.11% at March 31, 2003. Over the same period, the average balance of deposits increased $167.9 million, from $206.6 million at March 31, 2002 to $374.5 million at March 31, 2003 and the average balance of borrowed funds declined $13.5 million, from $37.1 million at March 31, 2002 to $23.6 million at March 31, 2003. The average cost of average borrowed funds increased from 4.15% at March 31, 2002 to 4.55% at March 31, 2003 as the company liquidated short term borrowings in the third and fourth quarter of 2002.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $400,000 provision for loan loss was required for the three months ended March 31, 2003.

Non Interest Income. There was a $579,000 increase in non-interest income in the three months ended March 31, 2003 compared to the same period in 2002. This increase is the result of several factors, including $117,000 in additional gains on the sale of investment securities, and sharp increases in checking account fee income, loan fee income, and income as the result of the origination and sale of fixed rate mortgages.

Non Interest Expenses. There was a $887,000 increase in total non-interest expenses in the three months ended March 31, 2003 compared to the same period in 2002, primarily due to a addition of two branch offices in September 2002 that increased total employees by 34 and total deposits by more than $96 million.

Income Taxes. The effective tax rate for the three months ended March 31, 2003 was 32.0%, compared to 35.0% for the same period in 2002.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2003, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at March 31, 2003.

	At March 31, 2003

	Company		Bank

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Tangible Capital	$40,236	8.78%	$38,476	8.40%
Core Capital	$40,236	8.78%	$38,476	8.40%
Risk-Based Capital	$41,987	9.17%	$40,228	13.55%

At March 31, 2003, the Bank had outstanding commitments to originate loans totaling $11.5 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2003 totaled $140.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company does not believe that material changes in market risk exposures occurred during the three months ended March 31, 2003.

Item 4.

Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

On May 13, 2003, the Company announced that all steps necessary to terminate the Company’s defined benefit plan had been taken and the plan had been fully funded to allow for distribution of assets. The Company will recognize a settlement expense of $686,000 (net of taxes) in the second quarter of 2003.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

1)

99.1 - Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer

2)

99.2 - Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.
Date: May 15, 2003	/s/ JOHN E. PECK

John E. Peck President and Chief Executive Officer

Date: May 15, 2003	/s/ BILLY C. DUVALL

Billy C. Duvall Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, John E. Peck, certify that:

(1)

I have reviewed this quarterly report on Form 10-Q of HopFed Bancorp, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(c)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ JOHN. E. PECK

John E. Peck, Chief Executive Officer

CERTIFICATIONS

I, Billy C. Duvall, certify that:

(1)

I have reviewed this quarterly report on Form 10-Q of HopFed Bancorp, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

c) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ BILLY C. DUVALL

Billy C. Duvall, Chief Financial Officer