Form 10-Q/A
period 2003-03-31
HOPFED BANCORP INC
filed 2003-05-19
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1322555 (I.R.S. Employer Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky (Address of principal executive offices)	42240 (Zip Code)

Registrant’s telephone number, including area code: (270) 885-1171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated file ( as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of May 9, 2003, the Registrant had issued and outstanding 3,630,396 shares of the Registrant’s Common Stock.

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