Form 10-Q
period 2003-06-30
HOPFED BANCORP INC
filed 2003-08-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, Kentucky	42240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (270) 885-1171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of August 9, 2003, the Registrant had issued and outstanding 3,630,396 shares of the Registrant’s Common Stock.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)

ASSETS

Cash and due from banks	$11,203	$9,288
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	30	905
Federal funds sold	3,470	3,840
Securities available for sale	131,646	103,147
Securities held to maturity, market value of $8,413 and $3,032 at June 30, 2003 and December 31, 2002, respectively	8,297	2,932
Loans receivable, net of allowance for loan losses of $1,970 at June 30, 2003, and $1,455 at December 31, 2002	319,429	292,095
Goodwill	3,689	3,689
Intangible assets	2,337	2,511
Bank owned life insurance	1,565	1,547
Accrued interest receivable	2,627	2,329
Premises and equipment, net	5,809	4,959
Deferred tax asset	23	—
Other assets	471	260

Total assets	$490,596	$427,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Non-interest bearing deposits
Interest bearing accounts:	$23,574	$19,120
Now accounts	38,727	33,215
Money market accounts	65,050	47,360
Savings	9,973	9,107
Other time deposits	267,968	244,853

Total deposits	405,292	353,655
Advances from borrowers for taxes and insurance	325	211
Advances from FHLB	35,689	23,623
Deferred tax liability	—	47
Dividends payable	436	399
Accrued expenses and other liabilities	1,426	2,689

Total liabilities	443,168	380,624

Stockholders’ equity:
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,039,305 issued and 3,630,396 outstanding at June 30, 2003 and December 31, 2002	40	40
Additional paid in capital	25,714	25,714
Retained earnings, substantially restricted	25,775	25,106
Treasury stock at cost, 408,909 shares at June 30, 2003 and December 31, 2002	(4,857)	(4,857)
Accumulated other comprehensive income, net of taxes	756	875

Total stockholders’ equity	47,428	46,878

Total liabilities and stockholders’ equity	$490,596	$427,502

The balance sheet at December 31, 2002 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Interest on loans	$4,843	$3,412	$9,574	$6,611
Interest on investments, tax exempt	125	—	240	—
Interest and dividends on investments, taxable	1,214	1,249	2,235	2,619
Time deposit interest income	10	18	48	36

Total interest income	6,192	4,679	12,097	9,266

Interest expense:
Interest on deposits	2,786	1,663	5,552	3,326
Interest on advances	310	338	577	724

Total interest expense	3,096	2,001	6,129	4,050

Net interest income	3,096	2,678	5,968	5,216
Provision for loan losses	450	90	850	180

Net interest income after provision for loan losses	2,646	2,588	5,118	5,036

Non-interest income:
Loan and other service fees	586	250	1,161	475
Gain on sale of loans	260	—	378	—
Gain on sale of securities	54	143	372	345
Other, net	5	9	9	18

Total non-interest income	905	402	1,920	838

Non-interest expenses:
Salaries and benefits	1,947	527	2,970	1,049
Federal insurance premium	8	8	31	17
Occupancy expense, net	262	158	568	305
Data processing	127	85	313	176
Other operating expenses	468	363	953	730

Total non-interest expenses	2,812	1,141	4,835	2,277

Income before income taxes	739	1,849	2,203	3,597
Income tax expense	234	624	702	1,239

Net income	$505	$1,225	$1,501	$2,358

Basic net income per share	$0.14	$0.34	$0.41	$0.65
Diluted net income per share	$0.14	$0.34	$0.41	$0.65
Dividends per share	$0.12	$0.11	$0.23	$0.22

Weighted average shares outstanding	3,630,396	3,630,396	3,630,396	3,630,941

Weighted average shares outstanding, diluted	3,654,347	3,636,979	3,650,581	3,635,605

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$505	1,225	$1,501	$2,358
Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during period net of tax effect of ($139) and ($187) for the three months ended June 30, 2003 and 2002, respectively, and ($65) and $81 for the six months ended June 30, 2003 and 2002, respectively	270	362	127	(158)
Less: reclassification adjustment for gains included in net income	(36)	(94)	(246)	(227)

Comprehensive income	$739	$1,493	$1,382	$1,973

See accompanying Notes to Unaudited Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used) in operating activities	$(178)	$2,431

Cash flows from investing activities:
(Purchases) Proceeds from held-to-maturity securities	(5,357)	779
Proceeds from sale of available-for-sale securities	78,437	42,860
Purchases of available-for-sale securities	(106,547)	(21,640)
Net increase in loans	(27,806)	(37,576)
Purchases of premises and equipment	(898)	(190)

Net cash used in investing activities	(62,171)	(15,767)

Cash flows from financing activities:
Net increase in demand deposits	28,522	6,430
Net increase in time deposits	23,115	13,638
Advances from (payments to) FHLB	12,066	(5,032)
Increase in advance payments by borrowers for taxes and insurance	114	125
Net dividends paid	(798)	(795)
Purchase of treasury stock	—	(12)

Net cash provided by financing activities	63,019	14,354

Increase in cash and cash equivalents	670	1,018
Cash and cash equivalents, beginning of period	14,033	4,670

Cash and cash equivalents, end of period	$14,703	$5,688

Supplemental disclosures of cash flow information
Cash paid for income taxes	$860	$1,405

Cash paid for interest	$6,108	$4,050

See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note (1)    BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly known as Hopkinsville Federal Bank (the “Bank”) to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary asset is the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2002 Consolidated Financial Statements.

Note (2)    EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six-months ending June 30, 2003. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended June 30,
	2003	2002
Basic EPS:
Net income	$505,000	$1,225,000
Average common shares outstanding	3,630,396	3,630,396

Earnings per share	$0.14	$0.34

Diluted EPS:
Net income	$505,000	$1,225,000
Average common shares outstanding	3,630,396	3,630,396
Dilutive effect of stock options	23,951	6,583

Average diluted shares outstanding	3,654,347	3,636,979

Diluted earnings per share	$0.14	$0.34

	Six Months Ended June 30,
	2003	2002
Basic EPS:
Net income	$1,501,000	$2,358,000
Average common shares outstanding	3,630,396	3,630,941

Earnings per share	$0.41	$0.65

Diluted EPS:
Net income	$1,501,000	$2,358,000
Average common shares outstanding	3,630,396	3,630,941
Dilutive effect of stock options	20,185	4,664

Average diluted shares outstanding	3,650,581	3,635,605

Diluted earnings per share	$0.41	$0.65

Note (3)    STOCK OPTIONS

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

	For the Quarter Ended June 30,
	2003	2002
	(In thousands)

Net income as reported	$ 505	$1,225
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(15)	(15)

Pro forma net income	$ 490	$1,210

	For the Quarter Ended June 30,
	2003	2002
Earnings per share:
Basic – as reported	$0.14	$0.34
Basic – pro forma	$0.13	$0.33
Diluted – as reported	$0.14	$0.34
Diluted – pro forma	$0.13	$0.32

	For the Six Months Ended June 30,
	2003	2002
	(In thousands)

Net income as reported	$1,501	$2,358
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(31)	(31)

Pro forma net income	$1,470	$2,327

	For the Six Months Ended June 30,
	2003	2002
Earnings per share:
Basic – as reported	$0.41	$0.65
Basic – pro forma	$0.40	$0.64
Diluted – as reported	$0.41	$0.65
Diluted – pro forma	$0.40	$0.64

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets increased by $63.1 million, from $427.5 million at December 31, 2002 to $490.6 million at June 30, 2003. Securities available for sale increased from $103.1 million at December 31, 2002 to $131.6 million at June 30, 2003. Federal funds sold decreased from $3.8 million at December 31, 2002, to $3.5 million at June 30, 2003.

At June 30, 2003, investments classified as “held to maturity” were carried at an amortized cost of $8.3 million and had an estimated fair market value of $8.4 million, and securities classified as “available for sale” had an estimated fair market value of $131.6 million.

The loan portfolio increased $27.3 million during the six months ended June 30, 2003. Net loans totaled $319.4 million and $292.1 million at June 30, 2003 and December 31, 2002, respectively. For the six months ended June 30, 2003, the average yield on loans was 6.28%, compared to 6.79% for the year ended December 31, 2002.

The allowance for loan losses totaled $ 2.0 million at June 30, 2003, an increase of $515,000 from the allowance of $1.5 million at December 31, 2002. The ratio of the allowance for loan losses to loans was 0.62% at June 30, 2003 and 0.50% at December 31, 2002. Also at June 30, 2003, non-performing loans were $ 688,000, or 0.22% of total loans, compared to $833,000, or 0.29% of total loans, at December 31, 2002, and the ratio of allowance for loan losses to non-performing loans at June 30, 2003 and December 31, 2002 was 286.3% and 174.70%, respectively. The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis.

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years. The Company had no real estate owned at June 30, 2003. Management has made the decision to increase the Company’s funding level of the allowance for loan losses due to the growth in the loan portfolio.

At June 30, 2003, deposits increased to $405.3 million from $353.7 million at December 31, 2002, a net increase of $51.6 million. The average cost of deposits during the three and six-month periods ended June 30, 2003 and the year ended December 31, 2002 was 2.80%, 2.88% and 3.30%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area.

Comparison of Operating Results for the Six-Months Ended June 30, 2003 and 2002

Net Income.    Net income for the six months ended June 30, 2003 was $1.5 million, compared to net income of $2.4 million for the six months ended June 30, 2002. The decline in net earnings for the six months resulted from a $774,000 settlement expense to complete the liquidation of the Company’s defined benefit pension plan and a $670,000 increase in the Company’s provision for loan loss expense.

Net Interest Income.    Net interest income for the six months ended June 30, 2003 was $6.0 million, compared to $5.2 million for the six months ended June 30, 2002. The increase in net interest income for the six months ended June 30, 2003 was primarily due to the growth of both the loan and investment portfolio. For the six months ended June 30, 2003, the Bank’s average yield on average interest-earning assets was 5.61%, compared to 6.51% for the six months ended June 30, 2002, and its average cost of interest-bearing liabilities was 3.16% for the six months ended June 30, 2003, compared to 3.38% for the six months ended June 30, 2002. As a result, the Bank’s interest rate spread for the six months ended June 30, 2003 was 2.45%, compared to 3.13% for the six months ended June 30, 2002, and its net yield on interest-earning assets was 2.77% for the six months ended June 30, 2003, compared to 3.67% for the six months ended June 30, 2002.

Interest Income.    Interest income increased by $2.8 million from $9.3 million to $12.1 million, or by 30.1%, during the six months ended June 30, 2003 compared to the same period in 2002. This increase primarily resulted from increases in both the loan and investment portfolios. The average balance of securities available for sale increased $29.9 million, from $87.5 million at June 30, 2002, to $117.4 million at June 30, 2003, while the average balance of securities held to maturity increased $1.5 million, from $4.1 million at June 30, 2002 to $5.6 million at June 30, 2003. In addition, average time deposits and other interest-earning cash deposits declined $500,000, from $4.2 million at June 30, 2002 to $3.7 million at June 30, 2003. Overall, average total interest-earning assets for the six-month period ended June 30, 2003 were $431.6 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 119.0% for the six months ended June 30, 2002 to 111.3% for the six months ended June 30, 2003.

Interest Expense.    Interest expense increased by $2.0 million, or 48.8%, to $6.1 million for the six months ended June 30, 2003, compared to $4.1 million for the same period in 2002.

The increase was attributable to deposit growth and an increase in FHLB borrowings during the period.

The average cost of average interest-bearing deposits decreased from 3.26% for the six months ended June 30, 2002 to 3.10% for the six months ended June 30, 2003. Over the same periods, the average balance of deposits increased $146.8 million, from $211.3 million for the six months ended June 30, 2002 to $358.1 million for the six months ended June 30, 2003, or 69.5%.

Provision for Loan Losses.    The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $850,000 provision for loan losses was required for the six months ended June 30, 2003, compared to $180,000 at June 30, 2002.

Non-Interest Expenses.    There was a $2.6 million increase in total non-interest expenses in the six months ended June 30, 2003 compared to the same period in 2002, due to several factors, including the acquisition of two new banking offices and an insurance agency in Fulton, Kentucky that added 34 employees to the payroll, opening of new offices in Benton and Murray, Kentucky, and the $774,000 expense related to the settlement of the pension plan.

Income Taxes.    The effective tax rate for the six months ended June 30, 2003 was 31.9%, compared to 34.5% for the same period in 2002. The decrease in the effective tax rate is the result of an increase in the municipal bond portfolio.

Comparison of Operating Results for the Three-Months Ended June 30, 2003 and 2002

Net Income.    Net income for the three months ended June 30, 2003 was $505,000 compared to net income of $1.2 million for the three months ended June 30, 2002. The decline in net income for the three months ended June 30, 2003 was the result of the $774,000 settlement expense for the pension plan and a $360,000 increase in the Company’s provision for loan loss expense.

Net Interest Income.    Net interest income for the three months ended June 30, 2003 and June 30, 2002 was $3.1 million and $2.7 million, respectively. For the three months ended June 30, 2003, the average yield on total interest-earning assets was 5.42%, compared to 6.51% for the three months ended June 30, 2002, and the average cost of interest-bearing liabilities was 3.05% for the three months ended June 30, 2003, compared to 3.34% for the three months ended June 30, 2002. As a result, the interest rate spread for the three months ended June 30, 2003 was 2.37%, compared to 3.17% for the three months ended June 30, 2002, and the net yield on interest-earning assets was 2.71% for the three months ended June 30, 2003, compared to 3.72% for the three months ended June 30, 2002.

Interest Income.    Interest income increased by $1.5 million from $4.7 million to $6.2 million, or by 31.9%, during the three months ended June 30, 2003 compared to the same period in 2002. The average balance of securities available for sale increased $43.1 million, from $81.4 million at June 30, 2002 to $124.5 million at June 30, 2003, while the average balance of securities held to maturity increased $7.1 million, from $4.0 million at June 30, 2002 to $11.1 million at June 30, 2003. In addition, average time deposits and other interest-earning cash deposits increased $4.0 million, from $4.0 million at June 30, 2002 to $8.0 at June 30, 2003. The average balance of loans receivable at June 30, 2003 was $313.7 million, an increase of $115.5 million from the average balance at June 30, 2002. Overall, average total interest-earning assets for the quarter ended June 30, 2003 was $456.7 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 119.9% for the three-month period ended June 30, 2002 and 112.5% for the three-month period ending June 30, 2003.

Interest Expense.    Interest expense increased $1.1 million, or 55.0%, to $3.1 million for the three months ended June 30, 2003, compared to $2.0 million for the same period in 2002. The increase was attributable to higher deposit balances, which offset lower interest rates. The average cost of average interest-bearing deposits decreased from 3.23% at June 30, 2002 to 2.96% at June 30, 2003.

Over the same period, the average balance of deposits increased $192.8 million, from $206.0 million at June 30, 2002 to $398.8 million at June 30, 2003, or 93.6%. The average balance of advances from the FHLB was $29.7 million at June 30, 2003, compared to $33.8 million at June 30, 2002.

Provision for Loan Losses.    The Bank determined that an additional $450,000 provision for loan losses was required for the three months ended June 30, 2003, compared to a $90,000 provision for the three months ended June 30, 2002.

Non-Interest Expenses.    There was an approximate $1.7 million increase in total non-interest expenses in the three months ended June 30, 2003 compared to the same period in 2002, primarily due to the settlement expense of the defined benefit pension plan and the branch acquisitions in Fulton, Kentucky and the opening of new branches in Benton and Murray, Kentucky.

Income Taxes.    The effective tax rate for the three months ended June 30, 2003 was 31.7%. The effective tax rate for the three-month period ending June 30, 2002 was 33.7%. The decrease in the effective tax rate is the result of an increase in the municipal bond portfolio.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2003, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at June 30, 2003.

	At June 30, 2003
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible Capital	$40,646	8.40%	$39,098	8.11%
Core Capital	$40,646	8.40%	$39,098	8.11%
Risk-Based Capital	$42,616	13.02%	$41,068	12.55%

At June 30, 2003, the Bank had outstanding commitments to originate loans totaling $14.9 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 2003 totaled $137.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3     Quantitative and Qualitative Disclosures about Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. Given the interest rates are at all time lows, a substantial increase in interest rates may have a material impact on the Company’s future liquidity and interest rate risk exposure. The Company does not believe that material changes in market risk exposures have occurred since December 31, 2002.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonable likely to affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders

On May 21, 2003, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on:

Proposal I –	Election of Directors:

Nominees	For	Withheld

John E. Peck	2,543,863	124,464
Kerry Harvey	2,543,307	125,020

There were no abstentions or broker non-votes.

Proposal II –	Ratification of appointment of Rayburn, Betts and Bates, P.C. CPA’s as the Company’s independent auditors for fiscal year ending December 31, 2003.

For	Against	Abstain

2,646,995	1,935	0

There were no broker non-votes.

Item 6     Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer

Reports on Form 8-K

The Company furnished a report on Form 8-K under Item 9 (pursuant to Item 12) dated May 5, 2003, reporting the announcement of the Company’s earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 14, 2003	/S/ JOHN E. PECK
John E. Peck
President and Chief Executive Officer

Date: August 14, 2003	/S/ BILLY C. DUVALL
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer