Form 10-Q
period 2003-09-30
HOPFED BANCORP INC
filed 2003-11-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 2003

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

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of November 10, 2003, the Registrant had issued and outstanding 3,630,396 shares of the Registrant’s Common Stock.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30, 2003	December 31, 2002
	(Unaudited)

	(In thousands)
ASSETS
Cash and due from banks	$8,047	$9,288
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	370	905
Federal funds sold	6,745	3,840
Securities available for sale	146,291	103,147
Securities held to maturity, market value of $14,688 and $3,032 at September 30, 2003 and December 31, 2002, respectively	14,546	2,932
Loans receivable, net of allowance for loan losses of $2,303 at September 30, 2003, and $1,455 at December 31, 2002	325,631	292,095
Goodwill	3,689	3,689
Intangible assets	2,118	2,511
Bank owned life insurance	4,578	1,547
Accrued interest receivable	2,662	2,329
Premises and equipment, net	6,048	4,959
Deferred tax asset	496	—
Other assets	462	260

Total assets	$521,683	$427,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Non-interest bearing deposits	$24,818	$19,120
Interest bearing accounts:
Now accounts	50,014	33,215
Money market accounts	60,158	47,360
Savings	10,044	9,107
Other time deposits	264,619	244,853

Total deposits	409,653	353,655

Advances from borrowers for taxes and insurance	424	211
Advances from FHLB	52,297	23,623
Trust preferred securities	10,000	—
Deferred tax liability	—	47
Dividends payable	436	399
Accrued expenses and other liabilities	1,745	2,689

Total liabilities	474,555	380,624

Stockholders’ equity:
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,039,305 issued and 3,630,396 outstanding at September 30, 2003 and December 31, 2002	40	40
Additional paid in capital	25,714	25,714
Retained earnings, substantially restricted	26,384	25,106
Treasury stock at cost, 408,909 shares at September 30, 2003 and December 31, 2002	(4,857)	(4,857)
Accumulated other comprehensive income, net of taxes	(153)	875

Total stockholders’ equity	47,128	46,878

Total liabilities and stockholders’ equity	$521,683	$427,502

The balance sheet at December 31, 2002 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Interest on loans	$4,868	$3908	$14,442	$10,520
Interest on investments, tax exempt	194	65	434	188
Interest and dividends on investments, taxable	1,170	927	3,405	3,422
Time deposit interest income	5	50	53	86

Total interest income	6,237	4,950	18,334	14,216

Interest expense:
Interest on deposits	2,732	1,994	8,284	5,320
Interest on advances	360	338	937	1,062

Total interest expense	3,092	2,332	9,221	6,382

Net interest income	3,145	2,618	9,113	7,834
Provision for loan losses	450	250	1,300	430

Net interest income after provision for loan losses	2,695	2,368	7,813	7,404

Non-interest income:
Loan and other service fees	572	338	1,733	814
Gain on sale of loans	153	164	531	171
Gain on sale of securities	156	168	528	514
Other, net	2	7	11	18

Total non-interest income	883	677	2,803	1,517

Non-interest expenses:
Salaries and benefits	1,092	672	4,062	1,721
Federal insurance premium	15	27	46	80
Occupancy expense, net	256	113	824	320
Data processing	151	103	464	279
Other operating expenses	518	229	1,471	1,023

Total non-interest expenses	2,032	1,144	6,867	3,423

Income before income taxes	1,546	1,901	3,749	5,498
Income tax expense	500	632	1,202	1,853

Net income	$1,046	$1,269	$2,547	$3,645

Basic net income per share	$0.29	$0.35	$0.70	$1.00
Diluted net income per share	$0.29	$0.35	$0.70	$1.00
Dividends per share	$0.12	$0.11	$0.35	$0.33

Weighted average shares outstanding	3,630,396	3,630,396	3,630,396	3,630,760

Weighted average shares outstanding, diluted	3,657,996	3,637,928	3,653,740	3,636,098

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$1,046	$1,269	$2,547	$3,645
Other comprehensive income, net of tax Unrealized holding gains (losses) arising during period net of tax effect of ($415) and $249 for the three months ended September 30, 2003 and 2002, respectively, and ($350) and $168 for the nine months ended September 30, 2003 and 2002, respectively	(807)	484	(679)	326
Less: reclassification adjustment for gains included in net income	(103)	(111)	(349)	(339)

Comprehensive income	$136	$1,642	$1,519	$3.632

See accompanying Notes to Unaudited Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$2,580	$4,410

Cash flows from investing activities:
(Purchases) Proceeds from held-to-maturity securities	(11,598)	1,228
Proceeds from sale of available-for-sale securities	101,633	122,302
Purchases of available-for-sale securities	(145,518)	(107,211)
Net increase in loans	(35,268)	(107,002)
Purchase of intangible assets	—	(7,098)
Purchase bank owned life insurance	(3,000)	—
Purchases of premises and equipment	(1,161)	(644)

Net cash used in investing activities	(94,912)	(98,425)

Cash flows from financing activities:
Net increase in demand deposits	36,232	46,213
Net increase in time deposits	19,766	88,845
Advances from (payments to) FHLB	28,674	(15,009)
Other borrowings, net of fees	9,810	—
Increase in advance payments by borrowers for taxes and insurance	213	248
Net dividends paid	(1,234)	(1,196)
Purchase of treasury stock	—	(12)

Net cash provided by financing activities	93,461	119,089

Increase in cash and cash equivalents	1,129	25,074
Cash and cash equivalents, beginning of period	14,033	4,670

Cash and cash equivalents, end of period	$15,162	$29,744

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,110	$2,037

Cash paid for interest	$9,504	$6,922

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

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

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine-months ending September 30, 2003. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended September 30,
	2003	2002
Basic EPS:
Net income	$1,046,000	$1,269,000
Average common shares outstanding	3,630,396	3,630,396

Earnings per share	$0.29	$0.35

Diluted EPS:
Net income	$1,046,000	$1,269,000
Average common shares outstanding	3,630,396	3,630,396
Dilutive effect of stock options	27,600	7,532

Average diluted shares outstanding	3,657,996	3,637,928

Diluted earnings per share	$0.29	$0.35

	Nine Months Ended September 30,
	2003	2002
Basic EPS:
Net income	$2,547,000	$3,645,000
Average common shares outstanding	3,630,396	3,630,760

Earnings per share	$0.70	$1.00

Diluted EPS:
Net income	$2,547,000	$3,645,000
Average common shares outstanding	3,630,396	3,630,760
Dilutive effect of stock options	23,344	5,338

Average diluted shares outstanding	3,653,740	3,636,098

Diluted earnings per share	$0.70	$1.00

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

The Company applies Accounting Principles Board Opinion No. 25 (APB), Accounting for Stock Issued to Employees, and related interpretations in the accounting for the plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. The table below is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, Accounting for Stock-Based Compensation, as amended:

	For the Quarter Ended September 30,
	2003	2002
	(In thousands)
Net income as reported	$1,046	$1,269
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(21)	(15)

Pro forma net income	$1,025	$1,254

	For the Quarter Ended September 30,
	2003	2002
Earnings per share:
Basic – as reported	$0.29	$0.35
Basic – pro forma	$0.28	$0.35
Diluted – as reported	$0.29	$0.35
Diluted – pro forma	$0.28	$0.34

	For the Nine Months Ended September 30,
	2003	2002
	(In thousands)
Net income as reported	$2,547	$3,645
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(46)	(46)

Pro forma net income	$2,501	$3,599

	For the Nine Months Ended September 30,
	2003	2002
Earnings per share:
Basic – as reported	$0.70	$1.00
Basic – pro forma	$0.69	$0.99
Diluted – as reported	$0.70	$1.00
Diluted – pro forma	$0.68	$0.99

Note (4) TRUST PREFERRED SECURITIES

On September 25, 2003, the Company issued $10 million dollars in Trust Preferred Securities under a private placement. The securities have a thirty-year maturity and are callable at the Company’s option on a quarterly basis beginning five years from issuance. The securities were placed at a rate equal to the Three Month Libor plus 3.10% with interest to be paid quarterly. The Company intends to use the net proceeds to fund current and future growth as well as other corporate needs.

Note (5) CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on appropriate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involved the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors included the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrower’s sensitivity to economic conditions throughout the Southeast and particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of the loan portfolio, its methodology accordingly may change. In addition, it may report materially different amount for the provision for loan losses in the statement of operations if management’s assessment of the above factors change in future periods. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein. Although management believes the levels of the allowance for loan losses as of both September 30, 2003 and 2002 were adequate to absorb inherent losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time. The Company also considers its policy on non-accrual loans as a critical accounting policy. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 91 days or more. Any unpaid interest previously accrued on these loans is reserved for as part of management’s evaluation of the allowance for loan loss account.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets increased by $94.2 million, from $427.5 million at December 31, 2002 to $521.7 million at September 30, 2003. Securities available for sale increased from $103.1 million at December 31, 2002 to $146.3 million at September 30, 2003. Federal funds sold increased from $3.8 million at December 31, 2002, to $6.7 million at September 30, 2003.

At September 30, 2003, investments classified as “held to maturity” were carried at an amortized cost of $14.5 million and had an estimated fair market value of $14.7 million, and securities classified as “available for sale” had an estimated fair market value of $146.3 million.

The loan portfolio increased $33.5 million during the nine months ended September 30, 2003. Net loans totaled $325.6 million and $292.1 million at September 30, 2003 and December 31, 2002, respectively. For the nine months ended September 30, 2003, the average yield on loans was 6.17%, compared to 6.79% for the year ended December 31, 2002.

The allowance for loan losses totaled $ 2.3 million at September 30, 2003, an increase of $848,000 from the allowance of $1.5 million at December 31, 2002. The ratio of the allowance for loan losses to loans was 0.70% at September 30, 2003 and 0.50% at December 31, 2002. Also at September 30, 2003, non-performing loans were $ 931,000, or 0.29% of total loans, compared to $833,000, or 0.29% of total loans, at December 31, 2002, and the ratio of allowance for loan losses to non-performing loans at September 30, 2003 and December 31, 2002 was 247.37% and 174.70%, respectively. The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis.

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years. The Company had no real estate owned at September 30, 2003. Management has made the decision to increase the Company’s funding level of the allowance for loan losses due to the growth in the loan portfolio.

At September 30, 2003, deposits increased to $409.7 million from $353.7 million at December 31, 2002, a net increase of $56.0 million. The average cost of deposits during the three and nine-month periods ended September 30, 2003 and the year ended December 31, 2002 was 2.64%, 2.79% and 3.30%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area.

Comparison of Operating Results for the Nine-Months Ended September 30, 2003 and 2002

Net Income. Net income for the nine months ended September 30, 2003 was $2.5 million, compared to net income of $3.7 million for the nine months ended September 30, 2002. The decline in net earnings for the nine months resulted from a $774,000 settlement expense to complete the liquidation of the Company’s defined benefit pension plan and a $870,000 increase in the Company’s provision for loan loss expense.

Net Interest Income. Net interest income for the nine months ended September 30, 2003 was $9.1 million, compared to $7.8 million for the nine months ended September 30, 2002. The increase in net interest income for the nine months ended September 30, 2003 was the result of asset growth, offsetting a declining yield on assets. For the nine months ended September 30, 2003, the Bank’s average yield on average interest-earning assets was 5.43%, compared to 6.38% for the nine months ended September 30, 2002, and its average cost of interest-bearing liabilities was 3.04% for the nine months ended September 30, 2003, compared to 3.39% for the nine months ended September 30, 2002. As a result, the Bank’s interest rate spread for the nine months ended September 30, 2003 was 2.40%, compared to 2.99% for the nine months ended September 30, 2002, and its net yield on interest-earning assets was 2.70% for the nine months ended September 30, 2003, compared to 3.51% for the nine months ended September 30, 2002.

Interest Income. Interest income increased by $4.1 million from $14.2 million to $18.3 million, or by 28.9%, during the nine months ended September 30, 2003 compared to the same period in 2002. This increase primarily resulted from increases in both the loan and investment portfolios. The average balance of securities available for sale increased $39.5 million, from $82.9 million at September 30, 2002, to $122.4 million at September 30, 2003, while the average balance of securities held to maturity increased $5.1 million, from $3.8 million at September 30, 2002 to $8.9 million at September 30, 2003.

In addition, average time deposits and other interest-earning cash deposits declined $500,000, from $6.8 million at September 30, 2002 to $6.3 million at September 30, 2003. Overall, average total interest-earning assets for the nine-month period ended September 30, 2003 were $449.9 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 118.3% for the nine months ended September 30, 2002 to 111.2% for the nine months ended September 30, 2003.

Interest Expense. Interest expense increased by $2.8 million, or 44.4%, to $9.2 million for the nine months ended September 30, 2003, compared to $6.4 million for the same period in 2002. The increase was attributable to deposit growth and an increase in FHLB borrowings during the period. The average cost of average interest-bearing deposits decreased from 3.28%

for the nine months ended September 30, 2002 to 2.95% for the nine months ended September 30, 2003. Over the same periods, the average balance of deposits increased $179.2 million, from $216.5 million for the nine months ended September 30, 2002 to $395.7 million for the nine months ended September 30, 2003, or 82.8%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $1.3 million provision for loan losses was appropriate for the nine months ended September 30, 2003, compared to $430,000 at September 30, 2002.

Non-Interest Expenses. There was a $3.4 million increase in total non-interest expenses in the nine months ended September 30, 2003 compared to the same period in 2002, due to several factors, including the acquisition of two new banking offices and an insurance agency in Fulton, Kentucky that added 34 employees to the payroll, opening of new offices in Benton and Murray, Kentucky, and the $774,000 expense related to the settlement of the pension plan..

Income Taxes. The effective tax rate for the nine months ended September 30, 2003 was 32.1%, compared to 34.0% for the same period in 2002. The decrease in the effective tax rate is the result of an increase in the municipal bond portfolio.

Comparison of Operating Results for the Three-Months Ended September 30, 2003 and 2002

Net Income. Net income for the three months ended September 30, 2003 was $1.0 million compared to net income of $1.3 million for the three months ended September 30, 2002. The decline in net income for the three months ended September 30, 2003 was the result of a $200,000 increase in the Company’s provision for loan loss expense and declining net interest margins.

Net Interest Income. Net interest income for the three months ended September 30, 2003 and September 30, 2002 was $3.1 million and $2.6 million, respectively. For the three months ended September 30, 2003, the average yield on total interest-earning assets was 5.27%, compared to 6.16% for the three months ended September 30, 2002, and the average cost of interest-bearing liabilities was 2.90% for the three months ended September 30, 2003, compared to 3.39% for the three months ended September 30, 2002.

As a result, the interest rate spread for the three months ended September 30, 2003 was 2.37%, compared to 2.77% for the three months ended September 30, 2002, and the net yield on interest-earning assets was 2.60% for the three months ended September 30, 2003, compared to 3.26% for the three months ended September 30, 2002.

Interest Income. Interest income increased by $1.2 million from $5.0 million to $6.2 million, or by 26.0%, during the three months ended September 30, 2003 compared to the same period in 2002. The average balance of securities available for sale increased $62.6 million, from $73.6 million at September 30, 2002 to $136.2 million at September 30, 2003, while the average balance of securities held to maturity increased $8.8 million, from $3.4 million at September 30, 2002 to $12.2 million at September 30, 2003. In addition, average time deposits and other interest-earning cash deposits declined $9.6 million, from $11.7 million at September 30, 2002 to $2.1 million at September 30, 2003. The average balance of loans receivable at September 30, 2003 was $323.2 million, an increase of $90.5 million from the average balance at September 30, 2002. Overall, average total interest-earning assets for the quarter ended September 30, 2003 was $473.7 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 116.81% for the three- month period ended September 30, 2002 and 110.9% for the three-month period ending September 30, 2003.

Interest Expense. Interest expense increased $760,000, or 32.6%, to $3.1 million for the three months ended September 30, 2003, compared to $2.3 million for the same period in 2002. The increase was attributable to higher balances in FHLB borrowings and deposit balances, which offset lower interest rates. The average cost of average interest-bearing deposits decreased from 3.30% at September 30, 2002 to 2.80% at September 30, 2003. Over the same period, the average balance of deposits increased $171.6 million, from $241.8 million at September 30, 2002 to $413.4 million at September 30, 2003, or 71.0%. The average balance of advances from the FHLB was $36.6 million at September 30, 2003, compared to $33.4 million at September 30, 2002.

Provision for Loan Losses. The Bank determined that an additional $450,000 provision for loan losses was required for the three months ended September 30, 2003, compared to a $250,000 provision for the three months ended September 30, 2002.

Non-Interest Expenses. There was an approximate $889,000 increase in total non-interest expenses in the three months ended September 30, 2003 compared to the same period in 2002, primarily due to the settlement expense of the defined benefit pension plan and the branch acquisitions in Fulton, Kentucky and the opening of new branches in Benton and Murray, Kentucky.

Income Taxes. The effective tax rate for the three months ended September 30, 2003 was 32.4%. The effective tax rate for the three-month period ending September 30, 2002 was 33.2%. The decrease in the effective tax rate is the result of an increase in the municipal bond portfolio.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2003, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at September 30, 2003.

	At September 30, 2003
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible Capital	$51,473	9.90%	$49,002	9.55%
Core Capital	$51,473	9.90%	$49,002	9.55%
Risk-Based Capital	$53,776	16.15%	$51,305	14.72%

At September 30, 2003, the Bank had outstanding commitments to originate loans totaling $13.8 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from September 30, 2003, totaled $137.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions, which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. Given the recent volatility of interest rates, a substantial change in interest rates may have a material impact on the Company’s future liquidity and interest rate risk exposure. In the next twelve months, the yield on the Company’s loan portfolio may continue to decline due to the significant amount of adjustable rate loans tied to the one year constant rate and maturity treasury index. Rising interest rates would negatively impact the market value of the Company’s investment portfolio. However, the Company’s analysis of the investment portfolio under a 200 basis point interest rate shock indicates that the portfolio’s average life would increase by one year

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Capital Securities Subscription Agreement among HopFed Capital Trust I, the Company and ALESCO Preferred Funding I, Ltd.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer
32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer
32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer

(b)	Reports on Form 8-K

The Company furnished a report on Form 8-K under Item 12 (“Results of Operations and Financial Condition”) dated July 25 , 2003 reporting the announcement of the Company’s earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 14, 2003	/s/ John E. Peck

John E. Peck President and Chief Executive Officer

Date: November 14, 2003	/s/ Billy C. Duvall

Billy C. Duvall Vice President, Chief Financial Officer and Treasurer