Form 10-K
period 2003-12-31
HOPFED BANCORP INC
filed 2004-03-30
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Fort Campbell Boulevard, Hopkinsville, KY	42240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (270) 885-1171.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The registrant’s voting stock is traded on the Nasdaq Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($16.00 per share) at which the stock was sold on June 30, 2003, was approximately $52,166,656. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 15, 2004, 3,630,396 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2003.

Part III:

Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

In February 1998, HopFed Bancorp, Inc. (the “Company”) issued and sold 4,033,625 shares of common stock, par value $.01 per share (the “Common Stock”), in connection with the conversion of Hopkinsville Federal Savings Bank (the “Bank”) from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank’s capital stock to HopFed Bancorp, Inc. (the “Company”). The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the “Conversion.” In February 2001, the Bank changed its name to Hopkinsville Federal Bank. On May 14, 2002, the Bank changed its name to Heritage Bank.

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. The Company’s assets primarily consist of the outstanding capital stock of the Bank. The Company’s principal business is overseeing the business of the Bank. The Company has registered with the Office of Thrift Supervision (“OTS”) as a savings and loan holding company. See “Regulation – Regulation of the Company.”

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

The Company’s executive offices are located at 2700 Fort Campbell Boulevard, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171.

Heritage Bank

The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton, Kentucky. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky and Obion & Weakley counties located in northwestern Tennessee.

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

Growth Opportunities

In 2003, the Bank has relocated retail offices in Calloway and Marshall County as well as opened a new office in Marshall County due to exceptional growth levels in both locations. In less than three years of operation, the loan portfolio in Marshall County has grown to $87 million and deposits have grown to $40 million. The Bank’s growth in the Calloway County market has been equally impressive. In four years, the loan portfolio has grown from $9 million to $68 million and deposits have increased from $12 million to $67 million. Management believes that these two markets, in addition to Christian County, will continue to provide significant opportunities for growth. Deposit growth in Fulton County has been equally impressive. Since the September 2002 acquisition, deposits in the Fulton market have increased from $96 million to over $115 million.

Christian County is the Company’s headquarters and its largest market. Christian County growth has been strong, especially in the growth of core and municipal deposits. The Company believes that long-term growth prospects in Christian County meet or exceed those of its other markets due to the overall size of the market.

The following chart outlines the Bank’s market share in its four largest markets individually and its entire market overall at June 30, 2001, June 30, 2002, and June 30, 2003 according to information provided by the FDIC Market Share Report:

	At June 30
	2001		2002		2003
Calloway	5.6%		8.4%		11.8%
Christian	15.2%		16.1%		19.7%
Fulton	49.7	%(a)	49.7	%(a)	51.9%
Marshall	1.3%		3.8%		7.5%
Overall	9.0	%(b)	10.7	%(b)	18.5%

(a)	Represents the market share reported by Old National Bank in Fulton County, Kentucky. These deposits were purchased by Heritage Bank in September 2002.
(b)	The combined market share of Heritage Bank and Old National Bank’s Fulton County Office at June 30, 2001 and June 30, 2002 would have been 14.4% and 15.4% respectively.

The majority of the Bank’s markets continue to provide growth opportunities for both loans and deposits, as customers are dissatisfied with national and regional banks that have entered the market via acquisitions as well as economic growth in the Bank’s higher growth markets. The Bank’s new internet banking web site with free bill pay, www.bankwithheritage.com, has been a huge success with over 1,200 customers participating in the first year of operation. In 2003, the Bank has experienced positive deposit market share growth in each of its markets.

While there is ample opportunities for the Company to grow in its current markets, the Company may have the opportunity to expand into new markets by either branch acquisitions, the purchase of community banks, or new branches. These opportunities may present themselves as larger banks may decide to exit markets in Western Kentucky, Middle Tennessee and Western Tennessee. Management will continue to evaluate these opportunities when they become available and pursue those opportunities that fit into the business plan of the Company. Management anticipates that recent growth trends will continue as the Company seeks opportunities in new markets and improves its market share in existing markets.

In November of 2003, the Bank opened Heritage Solutions, a division of Fall & Fall Insurance in Murray, Kentucky. Heritage Solutions offers property and casualty insurance as well as fixed annuities. Heritage Solutions solicits business across the entire market area of Heritage Bank and is seen as a natural fit as the Bank continues to seek ways to fulfill all the financial services needs of its customers.

In November of 2003, the Company purchased an additional $5.0 million dollars of life insurance on three of its senior management officers. This insurance was purchased from two of the highest rated insurance companies in the United States. This insurance provides key man coverage for the Bank in the event of death and is paid in full. For the year ending December 31, 2003, the Bank reported $94,000 in income from bank owned life insurance. At December 31, 2003, the total cash value of the Company’s bank owned life insurance was $6.6 million.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available on the Company’s website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of the Company’s website at www.bankwithheritage.com

Stock Repurchases

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 15, 2004, 208,909 shares of common stock had been repurchased.

Lending Activities

General. The total gross loan portfolio totaled $337.3 million at December 31, 2003, representing 62.97% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2003, $191.0 million, or 56.6% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $ 39.6 million, or 11.7% of the loan portfolio at December 31, 2003, and multi-family residential loans, which were $ 6.3 million, or 1.9% of the loan portfolio at December 31, 2003. At December 31, 2003, construction loans were $ 3.5 million, or 1.1% of the loan portfolio, and total consumer and commercial loans totaled $ 96.9 million, or 28.7% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2003, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$191,015	56.6%	$171,453	58.4%	$111,768	65.0%	$91,960	70.8%	$86,345	75.9%
Multi-family residential	6,254	1.9%	4,547	1.6%	2,448	1.4%	2,841	2.2%	2,165	1.9%
Construction	3,544	1.1%	1,757	0.6%	5,617	3.3%	5,729	4.4%	5,706	5.0%
Non-residential (1)	39,615	11.7%	32,368	11.0%	18,445	10.7%	21,695	16.7%	12,399	10.9%

Total real estate loans	240,428	71.3%	210,125	71.6%	138,278	80.4%	122,225	94.1%	106,615	93.7%

Other loans:
Secured by deposits	3,062	0.9%	3,003	1.0%	2,191	1.3%	2,720	2.1%	2,525	2.2%
Other consumer loans	43,147	12.8%	44,238	15.1%	16,455	9.6%	3,971	3.1%	4,356	3.8%
Commercial loans	50,679	15.0%	36,184	12.3%	14,943	8.7%	946	0.7%	314	0.3%

Total other loans	96,888	28.7%	83,425	28.4%	33,589	19.6%	7,637	5.9%	7,195	6.3%

	337,316	100.0%	293,550	100.0%	171,867	100.0%	129,862	100.0%	113,810	100.0%

Loans held for sale	—		—		928		—		—
Allowance for loan losses	2,576		1,455		923		708		278

Total	$334,740		$292,095		$170,016		$129,154		$113,532

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due during the year ending December 31,			Due after 3 through 5 years after December 31, 2004	Due after 5 through 10 years after December 31, 2004	Due after 10 through 15 years after December 31, 2004	Due after 15 years after December 31, 2004	Total
	2004	2005	2006
	(In thousands)
One-to-four family residential	$1,871	$1,180	$1,172	$4,807	$18,627	$45,048	$118,310	$191,015
Multi-family residential	220	—	—	165	636	2,232	3,001	6,254
Construction	2,997	547	—	—	—	—	—	3,544
Non-residential	2,429	2,648	757	2,411	6,506	13,655	11,209	39,615
Other	10,333	9,030	9,142	31,336	14,130	14,995	7,922	96,888

Total	$17,850	$13,405	$11,071	$38,719	$39,899	$75,930	$140,442	$337,316

The following table sets forth at December 31, 2003, the dollar amount of all loans due after December 31, 2004 which had predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(In thousands)
One-to-four family residential	$19,602	$169,542
Multi-family residential	388	5,646
Construction	63	484
Non-residential	9,634	27,552
Other	54,675	31,880

Total	$84,362	$235,104

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

The following table sets forth certain information with respect to loan origination activity for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Loan originations:
One-to-four family residential	$105,892	$58,024	$47,440
Multi-family residential	2,452	4,433	368
Construction	4,120	2,590	2,627
Non-residential	13,446	32,635	9,355
Other	77,805	55,701	34,037

Total loans originated	203,715	153,383	93,827

Loans obtained through acquisition:
One-to-four family residential	—	12,612	—
Multi-family residential	—	2,147	—
Construction	—	518	—
Non-residential	—	12,893	—
Other	—	13,443	—

Total loans purchased	—	41,613	—

Loan reductions:
Change in allowance for loan losses	1,121	532	215
Loans sold	26,774	15,368	11,235
Loan principal payments	133,175	57,017	41,515

Net increase in loan portfolio	$42,645	$122,079	$40,862

Loan originations are derived from a number of sources, including existing customers, referrals by real estate agents, depositors and borrowers and advertising, as well as walk-in customers. Solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. All of the loan personnel are salaried, and are not compensated on a commission basis for loans originated. Loan applications are accepted at any of the Bank’s branches.

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

Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Board of Directors and licensed or certified (as necessary) by the Commonwealth of Kentucky. In the case of one-to-four family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel which provides that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums.

The majority of real estate loan applications are underwritten and closed in accordance with the Bank’s own lending guidelines, which generally do not conform to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors.

In June of 2001, the Bank began offering a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with FHLMC standards. These loans are originated with the intent to sell them to FHLMC with servicing retained. At December 31, 2003, the Bank’s loan servicing portfolio was $40.6 million dollars.

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

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to $8.0 million at December 31, 2003. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2003, the Bank’s largest lending relationship was $6.0 million. The loans are to a local grain elevator. The loan proceeds are used in the normal course of business for a grain elevator and are secured by nonresidential real estate, inventory and accounts receivable. All loans within this relationship were current and performing in accordance with their terms at December 31, 2003.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2003, one-to-four family residential mortgage loans totaled approximately $ 191.0 million, or 56.6% of the Bank’s loan portfolio. The Bank originated $ 26.8 million in loans that were sold or may be sold in the secondary market with servicing retained.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2003, 89.7% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity, which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In previous years, the adjustable rate mortgage loans offered by the Bank also provided for initial rates of interest below the rates that would prevail when the index used for re-pricing is applied. Such initial rates, also referred to as “teaser rates,” often reflect a discount from the prevailing rate greater than the 1.0% maximum adjustment allowed each year. As a result, the Bank may not be able to restore the interest rate of a loan with a teaser rate to its otherwise initial loan rate until at least the second adjustment period that occurs at the beginning of the third year of the loan. Further, in a rising interest rate environment, the Bank may not be able to adjust the interest rate of the loan to the prevailing market rate until an even later period because of the combination of the teaser discount and the 1% limitation on annual adjustments. For the last two years, declining interest rates have allowed the Bank to price the one year adjustable rate mortgage at or in excess of the fully indexed one year Treasury bill.

The retention of adjustable rate loans in the Bank’s portfolio helps reduce the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank’s practice of offering its adjustable rate mortgages with a discount to its initial interest rate that is greater than the annual increase in interest rates allowed under the terms of the loan. Accordingly, there can be no assurance that yields on the Bank’s adjustable rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Finally, adjustable rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although the 1% limitation on annual decreases in the loans’ interest rates tend to offset this effect.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. At December 31, 2003, 10.3% of the Bank’s loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

Neither the fixed rate nor the adjustable rate residential mortgage loans held in the Bank’s portfolio are originated in conformity with secondary market guidelines issued by FHLMC or FNMA. As a result, such loans may not be readily saleable in the secondary market to institutional purchasers. However, such loans may still be sold to private investors whose investment strategies do not depend upon loans that satisfy FHLMC or FNMA criteria. Further, given its high liquidity, the Bank does not currently view loan sales as a necessary funding source.

Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to-four family residential housing located within the Bank’s market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank’s market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 2003, the Bank’s loan portfolio included $3.5 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

The Bank also makes loans to qualified builders for the construction of one-to-four family residential housing located in established subdivisions in the Bank’s market area. Because such homes are intended for resale, such loans are generally not converted to permanent financing at the Bank. All construction loans are secured by a first lien on the property under construction.

Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages. Such loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make payments of interest only. The permanent loans are typically 30-year adjustable rate loans, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence the month following the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank’s permanent mortgage loan financing prior to receiving construction financing for the subject property.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank’s market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of adjustable rate loans secured by real estate. At December 31, 2003, the Bank had $6.3 million of multi-family residential loans, which amounted to 1.9% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable rate loans secured by first mortgages on residential lots and rental property. In each case, such property is located in the Bank’s market area. At December 31, 2003, the Bank had approximately $39.6 million of such loans, which comprised 11.7% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

Multi-family residential and non-residential real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for the office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made. At December 31, 2003, there were no non-residential mortgage loans delinquent by 90 days or more.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2003, loans on deposit accounts totaled $ 3.1 million, or 0.9% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 95% of the value of the property but require private mortgage insurance on 100% of the value of the property.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2003, there was $276,000 in consumer loans delinquent 90 days or more.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2003, the Bank’s commercial loans amounted to $ 50.7 million, or 15.0% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2003, there was $32,000 in commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

The Bank’s non-performing loans totaled 0.34% of total loans at December 31, 2003. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.27% at December 31, 2003.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value; however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. At December 31, 2003, the Bank’s other assets owned totaled $272,000. This amount represents management’s best estimate on the fair value of these assets.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$330	$371	$51
Non-residential real estate	—	—	60	63	—
Consumer	—	—	12	—	7

Total	—	—	$402	$434	$58

Non-Accrual Loans:
Residential real estate	836	497	—	—	—
Non residential real estate	—	90	—	—	—
Consumer	276	246	—	—	—
Commercial	32	—	149	—	—

Total non-performing Loans	$1,144	$833	$551	$434	$58

Percentage of total loans	0.34%	0.29%	0.32%	0.34%	0.05%

At December 31, 2003, the Bank had $1,144,000 in loans outstanding which were classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At December 31, 2003, the Bank had $272,000 in other assets owned. Also, the Bank had impaired loans, as defined by SFAS 114 and 118, totaling $ 1.1 million at December 31, 2003.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2003, the Bank had $2.5 million in assets classified as special mention, $896,000 in assets classified as substandard and $110,000 in assets classified as doubtful.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank’s income.

Management will continue to actively monitor the Bank’s asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of other real estate would be recorded.

Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for determining the reasonableness of an institution’s allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution’s allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a “floor” nor a “safe harbor” of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management’s policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$1,455	$923	$708	$278	$257

Loans charged off:
Commercial loans	(178)	(46)	—	—	—
Consumer loans and overdrafts	(401)	(174)	—	—	—
Residential real estate	(77)	(52)	(7)	(1)	—

Total charge-offs	(656)	(272)	(7)	(1)	—

Recoveries	27	9	—	—	—

Net loans charged off	(629)	(263)	(7)	(1)	—

Provision for loan losses	1,750	795	222	431	21

Balance at end of period	$2,576	$1,455	$923	$708	$278

Ratio of net charge-offs to average loans outstanding during the period	0.20%	0.12%	0.01%	0.00%	0.00%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$303	56.6%	$249	58.4%	$138	65.0%	$71	70.8%
Construction	49	1.1%	33	0.6%	50	3.3%	106	4.4%
Multi-family residential	127	1.9%	51	1.6%	60	1.4%	106	2.2%
Non-residential	616	11.7%	341	11.0%	210	10.7%	177	16.7%
Secured by deposits	—	0.9%	—	1.0%	—	1.3%	—	2.1%
Other consumer loans	1,481	27.8%	781	27.4%	465	18.3%	248	3.8%

Total allowance for loan losses	$2,576	100.0%	$1,455	100.0%	$923	100.0%	$708	100.0%

	At December 31, 1999
	Amount	Percent of Loans in Each Category to Total Loans
	(In thousands)
One-to-four family	$130	75.9%
Construction	5	5.0%
Multi-family residential	8	1.9%
Non-residential	85	10.9%
Secured by deposits	—	2.2%
Other consumer loans	50	4.1%

Total allowance for loan losses	$278	100.0%

Investment Activities

The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company and the Bank consist primarily of investments in U.S. Government agency securities and mortgage-backed securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Company and the Bank perform analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases must be approved by the Bank’s President. The Board of Directors reviews all securities transactions on a monthly basis.

The principal objective of the investment policy is to earn as high a rate of return as possible, but to consider also financial or credit risk, liquidity risk and interest rate risk.

At December 31, 2003, securities with an amortized cost of $ 144.4 million and an approximate market value of $ 143.5 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Securities designated as “held to maturity” are those assets which the Company or the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Company’s or the Bank’s intent and a sale would only be affected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event securities are sold from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Company or the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders’ equity.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $68.7 million mortgage-backed security portfolio at December 31, 2003, approximately $7.4 million were originated through GNMA, approximately $ 39.5 million were originated through FNMA and approximately $ 21.8 million were originated through FHLMC.

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

The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. During the summer of 2003, prepayment speeds on mortgage-backed securities accelerated into unprecedented levels due to declining interest rates and the high rate of mortgage refinancing. These prepayments have sharply reduced the yield of this portion of the portfolio.

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2003	2002	2001
	(In thousands)
Securities available for sale:
FHLB and FHLMC stock	$2,488	$2,391	$2,284
U. S. government and agency securities	41,308	24,539	21,111
Mortgage-backed securities	66,947	58,489	72,946
Municipal bonds	28,523	11,803	4,162
Corporate bonds	4,233	5,910	—
Other	15	15	15
Securities held to maturity:
U.S. government and agency securities	13,339	—	—
Mortgage-backed securities	1,769	2,932	4,462

Total investment securities	$158,622	$106,079	$104,980

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2003. At such date, $44.3 million of the agency securities were callable and/or due on or before January 31, 2005. At December 31, 2003, $14.3 of the callable agency securities are structure notes, where the interest rate paid on the bond increases significantly on a given date, making it more likely that the bond will be called at that date. At December 31, 2003, $14.3 million of municipal securities were callable and/or due between January 2004 and December 2013. All corporate bonds were non callable.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
U.S. government and agency securities	$—	—%	$8,191	3.64%	$40,102	4.81%	$6,354	5.41%	$54,647	$54,592	4.70%

Corporate bonds	$—	—%	$4,233	4.24%	—	—	—	—	$4,233	$4,233	4.24%

Municipal bonds	$35	2.87%	$2,893	2.64%	$12,401	3.29%	$13,194	4.21%	$28,523	$28,523	3.64%

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general corporate purposes. The Bank has access to borrow from the FHLB of Cincinnati, and the Bank will continue to have access to FHLB of Cincinnati advances. The Bank may rely upon retail deposits rather than borrowings as its primary source of funding for future asset growth.

Deposits. The Bank attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, individual retirement accounts, and certificates of deposit which range in maturity from three months to five years. Deposit terms vary according to the minimum balance required and the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits.

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community. Substantially all of the Bank’s depositors are Kentucky or Tennessee residents who reside in the Bank’s market area.

Savings deposits in the Bank at December 31, 2003 were represented by the various types of savings programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
— %	None	Non-interest bearing	$100	$27,348	6.6%
0.4%*	None	Demand/NOW accounts	1,500	61,246	14.7%
0.7%	None	Passbook accounts	10	9,817	2.3%
1.0%*	None	Money market deposit accounts	2,500	58,593	14.0%

				157,004	37.6%

		Certificates of Deposit
0.9%	3 months or less	Fixed-term, fixed rate	500	50,483	12.1%
1.4%	3 to 12 months	Fixed-term, fixed-rate	500	80,442	19.3%
2.3%	12 to 24-months	Fixed-term, fixed-rate	500	42,979	10.3%
2.6%	24 to 36-months	Fixed-term, fixed-rate	500	54,796	13.1%
2.9%	36 to 48-months	Fixed-term, fixed-rate	500	14,312	3.4%
3.2%	48 to 60-months	Fixed-term, fixed rate	500	17,472	4.2%

				260,484	62.4%

				$417,488	100.0%

*	Represents weighted average interest rate.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2003		2002		2001
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average balance	$117,029	$260,934	$63,384	$181,481	$44,748	$135,432
Average Rate	1.32%	3.56%	2.26%	3.82%	2.57%	5.58%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2003	% of Deposits	Increase (Decrease) from December 31, 2002	Balance at December 31, 2002	% of Deposits	Increase (Decrease) from December 31, 2001
	(Dollars in thousands)
Non-interest bearing	$27,348	6.6%	$8,228	$19,120	5.4%	$11,904
Demand and NOW Accounts	61,246	14.7%	28,031	33,215	9.4%	20,796
Money market	58,593	14.0%	11,233	47,360	13.4%	15,187
Passbook savings	9,817	2.3%	710	9,107	2.6%	(115)
Other time deposits	260,484	62.4%	15,631	244,853	69.2%	105,567

Total	417,488	100.00%	63,833	353,655	100.0%	153,339

	Balance at December 31, 2001	% of Deposits	Increase (Decrease) from December 31, 2000	Balance at December 31, 2000	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$7,216	3.6%	$3,388	$3,828	2.3%
Demand and NOW accounts	12,419	6.2%	2,892	9,527	5.8%
Money market	32,173	16.0%	7,458	24,715	14.9%
Passbook savings	9,222	4.6%	(434)	9,656	5.8%
Other time deposits	139,286	69.6%	21,408	117,878	71.2%

Total	$200,316	100.0%	$34,712	$165,604	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2003	2002	2001
	(In thousands)
1.00 - 2.00%	57,772	7,406	95
2.01 - 4.00%	143,632	130,718	51,804
4.01 - 6.00%	46,309	77,765	57,821
6.01 - 8.00%	12,771	28,964	29,566

Total	$260,484	$244,853	$139,286

The following table sets forth the amount and maturities of time deposits at December 31, 2003.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$45,474	$10,993	$1,241	$64	$57,772
2.01 - 4.00%	57,979	24,485	45,572	15,596	143,632
4.01 - 6.00%	19,467	2,945	7,773	16,124	46,309
6.01 - 8.00%	8,005	4,556	210	—	12,771

Total	$130,925	$42,979	$54,796	$31,784	$260,484

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$10.7
Over three through six months	11.5
Over six through 12 months	19.3
Over 12 months	40.6

Total	$82.1

Certificates of deposit at December 31, 2003 included approximately $82.1 million of deposits with balances of $100,000 or more, compared to $61.7 million and $25.3 million at December 31, 2002 and 2001, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 7 of Notes to Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Deposits	$415,711	$348,196	$293,038
Obtain through acquisition	—	96,532	—
Withdrawals	(359,372)	(300,462)	(267,043)

Net increase before interest credited	56,339	144,266	25,995
Interest credited	7,494	9,073	8,717

Net increase in deposits	$63,833	$153,339	$34,712

In the unlikely event the Bank is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank, which is the Company.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions.

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 8 of Notes to Financial Statements. Advances from the FHLB of Cincinnati were $54.4 million at December 31, 2003 and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month libor (London Inter Bank Offering Rate) plus 3.10%. The current three-month libor rate is 1.14%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

The Company invested $8.0 million in the Bank immediately after this transaction. For regulator purposes, subordinated debentures may be treated as Tier I capital. Federal regulations limit the use of subordinated debentures to 25% of total Tier I capital. Discussions among regulatory agencies are underway that may limit the current and future use of subordinated debentures as Tier I capital. The Company’s decision to issue subordinated debentures was in part influenced by potential regulatory actions in the future. The Company anticipates above average growth to continue and anticipates a time in the future when capital ratios are lower and additional capital may be need.

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. The Bank’s lone subsidiary is Fall and Fall Insurance Agency (“Fall and Fall”) of Fulton, Kentucky. Fall & Fall was acquired in the Fulton acquisition on September 5, 2002. The Bank’s investment in the agency is approximately $380,000. In December of 2003, Fall & Fall opened an office in Murray, Kentucky using the title of “Heritage Solutions”. Heritage Solutions sells fixed annuities and property and casualty insurance.

Competition

The Bank faces significant competition both in originating mortgage and other loans and in attracting deposits. The Bank competes for loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank’s market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

At June 30, 2003, the Bank’s most significant competition across its entire market area was Branch Bank & Trust of North Carolina with a 22.3% deposit market share, US Bank of Minnesota with a 7.21% deposit market share and Union Planters of Tennessee with a 9.4% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

The Bank attracts its deposits through its nine offices primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local community as well as from credit unions. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

The Bank is a community and retail-oriented financial institution. Management considers the Bank’s branch network and reputation for financial strength and quality customer service as its major competitive advantage in attracting and retaining customers in its market area. A number of the Bank’s competitors have been acquired by statewide/nationwide banking organizations. While the Bank is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes the Bank benefits by its community orientation and its long-standing relationship with many of its customers.

Employees

As of December 31, 2003, the Company and the Bank had 103 full-time and 13 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Sarbanes–Oxley Act of 2002

In July 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provided for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. The Sarbanes-Oxley Act required the SEC to adopt new rules to implement the Act’s requirements. These requirements include new financial reporting requirements and rules concerning the chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. The certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-K have been filed as exhibits to this Form 10-K. See Item 9A (“Controls and Procedures”) hereof for the Company’s evaluation of disclosure controls and procedures.

USA Patriot Act

In 2001, the President of the United States signed the USA Patriot Act into law. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

Regulation

General. The Bank is chartered as a federal savings bank under the Home Owners’ Loan Act, as amended (the “HOLA”), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank’s required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank’s operations. The deposits of the Bank are insured by the BIF administered by the FDIC to the maximum extent provided by law. In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and the Bank’s depositors rather than for holders of the Company’s stock or for the Company as the holder of the stock of the Bank.

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

Regulatory Capital. The OTS’ capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a “core” capital requirement of 4% of adjusted total assets (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system), a “tangible” capital requirement of 1.5% of adjusted total assets, and a “risk-based” capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4%. See Note 15 of Notes to Consolidated Financial Statements.

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

Under the joint prompt corrective action regulations, a “well-capitalized” institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 5%. An “adequately capitalized” institution is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2003, the Bank was “well-capitalized” as defined by the regulations.

Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender (“QTL”) tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank.

If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At December 31, 2003, the Bank qualified as a QTL.

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

Under OTS regulations, the Bank would not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, under the prompt corrective action regulations of the OTS, the Bank would be prohibited from paying dividends if the Bank were classified as “undercapitalized” under such rules. See “— Prompt Corrective Regulatory Action.”

Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

Transactions with Affiliates and Insiders. Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the savings bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the savings bank’s capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case-by-case basis.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board (the “FRB”), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. As of December 31, 2003, the Bank met these reserve requirements.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 2003 of $ 2.5 million.

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

Under the HOLA, a savings and loan holding company is required to obtain the prior approval of the OTS before acquiring another savings institution or savings and loan holding company. A savings and loan holding company may not (i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC. In addition, while the Bank generally may acquire a savings institution by merger in any state without restriction by state law, the Company could acquire control of an additional savings institution in a state other than Kentucky only if such acquisition is permitted under the laws of the target institution’s home state or in a supervisory acquisition of a failing institution.

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

At December 31, 2003, the Company estimates that is has approximately 2,700 shareholders, with 1,217 reported in the name of the shareholder and the remainder recorded in street name.

ITEM 2. PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2003.

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
			(In thousands)
Main Office:
2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,790	17,625

Branch Offices:
Downtown Branch Office 605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$179	756
Murray Branch Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,113	3,650
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$365	2,200
Elkton Branch Office West Main Street Elkton, Kentucky	1976	Owned	$98	3,400
Benton Branch Office 105 W. 5th Street Benton, Kentucky	2003	Owned	$817	4,800
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$472	1,100
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$85	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Owned	$816	15,000
Fall & Fall Insurance Office Fulton, Kentucky	2002	Owned	$271	3,200

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2003, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Peck. Mr. Peck, 39, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

Boyd M. Clark. Mr. Clark, 58, has served as Senior Vice President — Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

Michael L. Woolfolk. Mr. Woolfolk, 50, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank–Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

Billy C. Duvall. Mr. Duvall, 38, has served as Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration.

All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Market and Dividend Information” in the Company’s Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements together with the related notes and the report of Rayburn, Betts & Bates, P.C., independent public accountants, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed is this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended December 31, 2003, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2003, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will the Proxy Statement not later than 120 days after December 31, 2003, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2003, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of ethics is attached as Exhibit 14 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2003, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2003, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2003, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2003, and the information included therein under “Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.2. Bylaws. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No. 10.1. Employment Agreement by and between Hopkinsville Federal Savings Bank and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 10.2. Employment Agreement by and between HopFed Bancorp, Inc. and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 10.3. Employment Agreement Amendment by and between Hopkinsville Federal Savings Bank and Boyd M. Clark. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No. 10.4. Employment Agreement Amendment by and between HopFed Bancorp, Inc. and Boyd M. Clark. Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No. 10.5. HopFed Bancorp, Inc. Management Recognition Plan. Incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-79391).

Exhibit No. 10.6. HopFed Bancorp, Inc. 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-79391).

Exhibit No. 10.7. Employment Agreement by and between Hopkinsville Federal Savings Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

Exhibit No. 10.8. Employment Agreement by and between HopFed Bancorp, Inc. and John E. Peck. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

Exhibit 10.9. HopFed Bancorp, Inc. 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit 10.10. Employment Agreement by and between HopFed Bancorp, Inc. and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

Exhibit 10.11. Employment Agreement by and between Hopkinsville Federal Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

Exhibit 10.12. Employment Agreement by and between HopFed Bancorp, Inc. and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit 10.13. Employment Agreement by and between Heritage Bank and Michael L. Woolfolk.. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit 10.14. Fulton Division Acquisition Agreement dated as of March 1, 2002, by and between Old National Bank and Hopkinsville Federal Bank. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 1, 2002.

Exhibit No. 13. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2003, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

Exhibit No. 14. Code of Ethics. The Company has adopted a code of ethics that applies to all directors and employees including without exception, the principal executive officer, principal financial officer, principal accounting officer and /or controller, or persons performing similar functions.

Exhibit No. 21. Subsidiaries of the Registrant.

Exhibit No. 23.1. Consent of Rayburn, Betts & Bates, P.C.

Exhibit No. 31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a) or 15d – 14(a).

Exhibit No. 31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a) or 15d – 14(a).

Exhibit No 32.1. Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit No 32.2. Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K. Current Report on Form 8-K, dated October 23, 2003, reporting under Item 12 (“Results of Operations and Financial Condition”) results of operations for the three and nine months ended September 30, 2003.

(c)	Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

HOPFED BANCORP, INC.
(Registrant)

Date: March 30, 2004	By:	/s/ John E. Peck
John E. Peck
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ John E. Peck	March 30, 2004
John E. Peck Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Billy C. Duvall	March 30, 2004
Billy C. Duvall Director, Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ WD Kelley	March 30, 2004
WD Kelley Chairman of the Board

/s/ Boyd M. Clark	March 30, 2004
Boyd M. Clark Director, Vice President and Secretary

/s/ Walton G. Ezell	March 30, 2004
Walton G. Ezell Director

/s/ Gilbert E. Lee	March 30, 2004
Gilbert E. Lee Director

/s/ Harry J. Dempsey	March 30, 2004
Harry J. Dempsey Director

/s/ Kerry Harvey	March 30, 2004
Kerry Harvey Director

/s/ Thomas I. Miller	March 30, 2004
Director