Form 10-Q
period 2004-03-31
HOPFED BANCORP INC
filed 2004-05-17
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 9, 2004, the Registrant had issued and outstanding 3,630,396 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Consolidated Statements of Financial Condition

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$11,264	$12,958
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	70	35
Federal funds sold	1,550	2,185
Securities available for sale	147,748	143,514
Securities held to maturity, market value of $17,354 and $15,104 at March 31, 2004 and December 31, 2003, respectively	17,046	15,108
Loans receivable, net of allowance for loan losses of $2,800 at March 31, 2004, and $2,576 at December 31, 2003	340,545	334,740
Accrued interest receivable	2,654	2,849
Premises and equipment, net	6,028	6,006
Deferred tax assets	138	652
Intangible asset	2,039	2,133
Goodwill	3,689	3,689
Bank owned life insurance	6,692	6,628
Other assets	1,542	968

Total assets	$541,005	$531,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing accounts	$27,631	$27,348
Interest bearing accounts
NOW accounts	66,820	61,246
Money market	58,398	58,593
Savings	10,726	9,817
Other time deposits	257,551	260,484

Total Deposits	421,126	417,488
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	341	199
Advances from FHLB	58,587	54,353
Dividends payable	435	435
Accrued expenses and other liabilities	1,450	1,442

Total liabilities	492,249	484,227

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized – 500,000 shares; none issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,039,305 issued and 3,630,396 outstanding at March 31, 2004 and December 31, 2003	40	40
Additional paid in capital	25,714	25,714
Retained earnings, substantially restricted	27,409	26,897
Treasury stock (at cost, 408,909 shares at March 31, 2004 and December 31, 2003)	(4,857)	(4,857)
Accumulated other comprehensive income (loss), net of taxes	450	(556)

Total stockholders’ equity	48,756	47,238

Total liabilities and stockholders’ equity	$541,005	$531,465

The balance sheet at December 31, 2003 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.

Consolidated Statements of Income

(Unaudited)

	For the Three Month Periods Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans receivable	$4,720	$4,731
Interest on investments, tax exempt	242	115
Interest and dividends on investments, taxable	1,326	1,021
Time deposit interest income	6	38

Total interest income	6,294	5,905

Interest expense:
Deposits	2,429	2,766
Subordinated debentures	110	—
Advances from FHLB	426	267

Total interest expense	2,965	3,033

Net interest income	3,329	2,872
Provision for loan losses	300	400

Net interest income after provision for loan losses	3,029	2,472

Non-interest income:
Gain on sale of loans	32	118
Service charges	381	305
Gain on the sale of available for sale securities	171	318
Other, net	208	274

Total non-interest income	792	1,015

Non-interest expenses:
Salaries and benefits	1,256	1,023
Deposit insurance premium	44	23
Occupancy expense, net	169	211
Data processing	198	186
State deposit taxes	116	95
Loss on sale of fixed assets	7	—
Other operating expenses	606	485

Total non-interest expenses	2,396	2,023

Income before income taxes	1,425	1,464
Income tax expense	478	468

Net income	$947	$996

Basic net income per share	$.26	$.27
Diluted net income per share	$.26	$.27
Dividends per share	$.12	$.11

Weighted average shares outstanding, basic	3,630,396	3,630,396

Weighted average shares outstanding, diluted	3,661,397	3,646,737

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Month Periods Ended March 31
	2004	2003
	(In thousands)
Net income	$947	$996

Other comprehensive income Realized gains on the sale of investment securities classified as available for sale net of tax effect	(113)	(210)

Unrealized holding gains (losses) arising during period net of tax effect of $(518) and $74 for the three months ended March 31, 2004 and 2003, respectively	1,119	(143)

Comprehensive income	$1,953	$643

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Periods Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	902	2,487

Cash flows from investing activities
Purchase of held to maturity securities	(7,114)	(6,011)
Proceeds from maturities of held to maturity securities	5,192	401
Proceeds from sale of available for sale securities	15,423	40,237
Purchase of available for sale securities	(18,119)	(56,942)
Net increase in loans receivable	(6,051)	(11,361)
Purchases of premises and equipment	(106)	(601)

Net cash used by investing activities	(10,775)	(34,277)

Cash flows from financing activities:
Net increase in demand deposits	7,571	22,551
Net increase (decrease) in time deposits	(3,933)	15,794
Increase in advances from borrowers for taxes and insurance	142	128
Net increase (decrease) in other borrowed funds	4,234	(74)
Dividends paid	(435)	(399)

Net cash provided by financing activities	7,579	38,000

Increase (decrease) in cash and cash equivalents	(2,294)	6,210
Cash and cash equivalents, beginning of period	15,178	14,033

Cash and cash equivalents, end of period	$12,884	$20,243

Supplemental disclosure of cash flow information
Cash paid for income taxes	$500	$460

Cash paid for interest	$635	$635

See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2004, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2004.

(2)	EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three-months ended March 31, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the Company’s Stock Options outstanding.

	Quarters Ended March 31,
	2004	2003
Basic EPS:

Net income	$947,000	$996,000
Average common shares outstanding	3,630,396	3,630,396

Earnings per share	$0.26	$0.27

Diluted EPS:
Net income	$947,000	$996,000
Average common shares outstanding	3,630,396	3,630,396
Dilutive effect of stock options	31,001	16,341

Average diluted shares outstanding	3,661,397	3,646,737

Diluted earnings per share	$0.26	$0.27

(3)	STOCK OPTIONS

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

The Company applies Accounting Principles Board Opinion No. 25 (APB), Accounting for Stock Issued to Employees, and related interpretations in the accounting for the plan. No compensation cost has been recognized for the plan because the stock option prices are equal to or greater than the fair value at the grant date. The table below is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, Accounting for Stock-Based Compensation, as amended:

	For the Quarter Ended March 31,
	2004	2003
	(In thousands)
Net Income
As reported	$947	$996
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(21)	(16)

Pro forma net income	$926	$980

	For the Quarter Ended March 31,
	2004	2003
Earnings per share:
Basic – as reported	$0.26	$0.27
Basic – pro forma	$0.26	$0.27

Diluted – as reported	$0.26	$0.27
Diluted – pro forma	$0.26	$0.27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets increased by $9.5 million, from $531.5 million at December 31, 2003 to $541.0 million at March 31, 2004. Securities available for sale increased from $143.5 million at December 31, 2003 to $147.7 million at March 31, 2004. Federal funds sold decreased from $2.2 million at December 31, 2003 to $1.6 million at March 31, 2004.

At March 31, 2004, investments classified as “held to maturity” were carried at an amortized cost of $17.0 million and had an estimated fair market value of $17.4 million, and securities classified as “available for sale” had an estimated fair market value of $147.7 million.

The loan portfolio increased $5.8 million during the three months ended March 31, 2004. Net loans totaled $340.5 million and $334.7 million at March 31, 2004 and December 31, 2003, respectively. For the three months ended March 31, 2004, the average yield on loans was 5.60%, compared to 6.14% for the year ended December 31, 2003.

The allowance for loan losses totaled $2.8 million at March 31, 2004, an increase of $224,000 from an allowance of $2.6 million at December 31, 2003. The ratio of the allowance for loan losses to loans was 0.82% and 0.76% at March 31, 2004 and December 31, 2003, respectively. Also at March 31, 2004, non-performing loans were $796,000, or 0.23% of total loans, compared to $1,144,000, or 0.34% of total loans, at December 31, 2003, and the ratio of allowance for loan losses to non-performing loans at March 31, 2004 and December 31, 2003 was 351.3% and 225.2%, respectively.

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

The Company continues to experience a higher than normal level of losses in the indirect automobile loan portfolio. The Company’s indirect lending program, begun in 2001, grew to $28 million at December 31, 2002. By the end of 2002, the credit quality of the portfolio began to decline and the Company made underwriting adjustments to improve credit quality. The indirect loan portfolio’s charge off ratio was approximately 1.9% in 2003, accounting for approximately 50% of total loan losses, while the portfolio’s outstanding balance accounted for less than 6% of the Company’s outstanding loan portfolio. The balance of the indirect automobile portfolio continues to decline and was approximately $19 million at March 31, 2004. The Company anticipates that loan losses on the indirect portfolio will continue to remain high as a percentage of its outstanding balance through 2004 due to a declining balance of the portfolio and anticipated losses of approximately $350,000. The remainder of the Company’s loan portfolio continues to perform well. With the return of the 101st Airborne from Iraq, the Company anticipates that local economic conditions will improve in 2004.

At March 31, 2004, deposits increased to $421.1 million from $417.5 million at December 31, 2003, a net increase of $3.6 million. The average cost of deposits during the period ended March 31, 2004 and the year ended December 31, 2003 was 2.46% and 2.88%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Net Income. Net income for the three months ended March 31, 2004 was $ 947,000, compared to net income of $996,000 for the three months ended March 31, 2003. The decline in net income for the three months primarily resulted from a declining yield on assets and increasing operating expenses. Operating expenses increased largely due to the relocation of two retail offices and the opening of a third retail office in the last twelve months.

Net Interest Income. Net interest income for the three months ended March 31, 2004 was $3.3 million, compared to $2.9 million for the three months ended March 31, 2003. The increase in net interest income for the three months ended March 31, 2004 was primarily due to an increase in both total loans outstanding and investments. For the three months ended March 31, 2004, the Company’s average yield on average interest-earning assets was 5.04%, compared to 5.60% for the three months ended March 31, 2003, and its average cost of interest-bearing liabilities was 2.59% for the three months ended March 31, 2004, compared to 3.20% for the three months ended March 31, 2003. As a result, the Company’s interest rate spread for the three months ended March 31, 2004 was 2.45%, compared to 2.40% for the three months ended March 31, 2003, and its net yield on interest-earning assets was 2.66% for the three months ended March 31, 2004, compared to 2.72% for the three months ended March 31, 2003.

Interest Income. Interest income increased by $389,000 from $5.9 million to $6.3 million, or by 6.6%, during the three months ended March 31, 2004 compared to the same period in 2003. This increase primarily resulted from growth in the investment portfolio, producing a $400,000 increase in interest income on investments. Despite significant loan growth, interest income on loans declined due to lower yields. The average balance of loans receivable increased $39.1 million from $298.0 million at March 31, 2003 to $337.1 million at March 31, 2004. The average balance of investment securities increased $38.7 million, from $123.8 million at March 31, 2003 to $162.5 million at March 31, 2004. Average time deposits and other interest-earning cash deposits decreased $ 7.9 million, from $11.1 million at March 31, 2003 to $ 3.2 million at March 31, 2004. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 111.19% for the three months ended March 31, 2003 to 109.18% for the three months ended March 31, 2004. The decline in the interest earning asset ratio is largely the result of $5 million of additional bank owned life insurance purchased in the fourth quarter of 2003.

Interest Expense. Interest expense declined $68,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The decline was primarily attributable to a lower cost of deposits that offset growth in both deposits and borrowed funds. The average cost of average interest-bearing deposits decreased from 3.11% at March 31, 2003 to 2.46% at March 31, 2004. Over the same period, the average balance of deposits increased $46.5 million, from $374.5 million at March 31, 2003 to $421.0 million at March 31, 2004 and the average balance of borrowed funds increased $39.6 million, from $23.6 million at March 31, 2003 to $63.2 million at March 31, 2004. The average cost of average borrowed funds decreased from 4.55% at March 31, 2003 to 3.39% at March 31, 2004 as the company increased borrowings with the Federal Home Loan Bank to take advantage of short and medium term interest rates. The Company also issued $10.3 million in subordinated debentures in September of 2003 at a variable rate of the three month libor plus 3.10%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $300,000 provision for loan loss was required for the three months ended March 31, 2004.

Non Interest Income. There was a $223,000 decline in non-interest income in the three months ended March 31, 2004 compared to the same period in 2003. This decline is the result of several factors, including a $147,000 decline in gains on the sale of investments and an $86,000 decline is gains associated with the sale of fixed rate mortgages. In the first quarter of 2003, market conditions were more favorable to recognizing gains on the sale of these investments and fixed rate loans. The Company believes it is unlikely that these market conditions will exist in the remainder of 2004.

Non Interest Expenses. There was a $373,000 increase in total non-interest expenses in the three months ended March 31, 2004 compared to the same period in 2003, primarily due to the addition of one branch office in November 2003 and the relocation of two additional offices in 2003.

Income Taxes. The effective tax rate for the three months ended March 31, 2004 was 33.5%, compared to 32.0% for the same period in 2003.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2004, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2004.

	At March 31, 2004
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible Capital	$52,811	9.87%	$51,175	9.61%
Core Capital	$52,811	9.87%	$51,175	9.61%
Risk-Based Capital	$55,612	17.17%	$53,975	16.77%

At March 31, 2004, the Bank had outstanding commitments to originate loans totaling $3.1 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2004 totaled $120.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in Company’s interest rate risk profile have occurred during the three months ended March 31, 2004. In general, an moderate increase in interest rates will improve the Company’s net interest margin due to the Company’s high concentration of variable rate mortgage loans. The market value of the Company’s investment portfolio would decline if interest rates increase. The average life of the investment portfolio would increase by 1.4 years if interest rates immediately increased 2%. The Company’s interest expense on deposits would increase if market rates increase, but at a slower rate due to the maturity diversification of the Company’s certificates of deposit. A severe increase in rates, generally considered to be an increase of 3% or more in one year, would adversely affect both net income and the net present value of the Company’s assets.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None

(b)	None

(c)	None

(d)	None

(e)	The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2004 through January 31, 2004	—	$—	—	91,091
February 1, 2004 through February 29, 2004	—	—	—	91,091
March 1, 2004 through March 31, 2004	—	—	—	91,091

Total	—	—	—

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 31, 2004, a total of 208,909 shares of common stock had been repurchased under the current program. No shares were repurchased during the quarter ended March 31, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated January 30, 2004, furnishing under Item 12 the announcement of the Company’s earnings for the quarter and fiscal year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 17, 2004	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 17, 2004	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer