Form 10-Q
period 2004-06-30
HOPFED BANCORP INC
filed 2004-08-16
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 9, 2004, the Registrant had issued and outstanding 3,637,183 shares of the Registrant’s Common Stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$11,654	$12,958
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	142	35
Federal funds sold	1,000	2,185

Total cash and cash equivalents	12,796	15,178
Securities available for sale	163,677	143,514
Securities held to maturity, market value of $29,630 and $15,104 at June 30, 2004 and December 31, 2003, respectively	29,969	15,108
Loans receivable, net of allowance for loan losses of $2,999 at June 30, 2004, and $2,576 at December 31, 2003, respectively	351,369	334,740
Goodwill	3,689	3,689
Intangible assets	1,946	2,133
Bank owned life insurance	6,768	6,628
Accrued interest receivable	3,074	2,849
Premises and equipment, net	6,351	6,006
Deferred tax asset	1,675	652
Other assets	964	968

Total assets	$582,278	$531,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$26,896	$27,348
Interest bearing accounts:
Now accounts	66,698	61,246
Money market accounts	57,701	58,593
Savings	9,973	9,817
Other time deposits	255,197	260,484

Total deposits	416,465	417,488
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	433	199
Advances from FHLB	106,485	54,353
Dividends payable	436	435
Accrued expenses and other liabilities	1,769	1,442

Total liabilities	535,898	484,227

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,046,092 issued and 3,637,183 outstanding at June 30, 2004 and 4,039,305 issued and 3,630,396 outstanding at December 31, 2003, respectively	40	40
Additional paid in capital	25,828	25,714
Retained earnings, substantially restricted	28,011	26,897
Unearned compensation	(114)	—
Treasury stock at cost, 408,909 shares at June 30, 2004 and December 31, 2003	(4,857)	(4,857)
Accumulated other comprehensive loss, net of taxes	(2,528)	(556)

Total stockholders’ equity	46,380	47,238

Total liabilities and stockholders’ equity	$582,278	$531,465

The balance sheet at December 31, 2003 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest on loans	$4,814	$4,843	$9,534	$9,574
Interest on investments, tax exempt	258	125	500	240
Interest and dividends on investments, taxable	1,517	1,214	2,843	2,235
Time deposit interest income	3	10	9	48

Total interest and dividend income	6,592	6,192	12,886	12,097

Interest expense:
Interest on deposits	2,358	2,786	4,787	5,552
Interest on subordinated debentures	111	—	221	—
Interest on advances from FHLB.	585	310	1,011	577

Total interest expense.	3,054	3,096	6,019	6,129

Net interest income	3,538	3,096	6,867	5,968
Provision for loan losses	300	450	600	850

Net interest income after provision for loan losses	3,238	2,646	6,267	5,118

Non-interest income:
Service charges	450	403	835	814
Gain on sale of loans	25	260	57	378
Gain on sale of securities	3	54	174	372
Other, net	227	188	431	356

Total non-interest income	705	905	1,497	1,920

Non-interest expenses:
Salaries and benefits	1,271	1,947	2,527	2,970
Federal insurance premium	44	8	88	31
Occupancy expense, net	175	166	344	376
State tax on deposits	104	96	220	192
Data processing	219	127	417	313
Loss on sale of equipment	—	—	7	—
Other operating expenses	582	468	1,188	953

Total non-interest expenses	2,395	2,812	4,791	4,835

Income before income taxes	1,548	739	2,973	2,203
Income tax expense	507	234	985	702

Net income	$1,041	$505	$1,988	$1,501

Basic net income per share	$0.29	$0.14	$0.55	$0.41

Diluted net income per share	$0.28	$0.14	$0.54	$0.41

Dividends per share	$0.12	$0.12	$0.24	$0.23

Weighted average shares outstanding	3,631,515	3,630,396	3,630,955	3,630,396

Weighted average shares outstanding, diluted	3,659,691	3,654,347	3,660,581	3,650,581

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Net income	$1,041	$505	$1,988	$1,501

Other comprehensive income, net of tax
Unrealized holding (loss) gains arising during period net of tax effect of $1,534 and ($139) for the three months ended June 30, 2004 and 2003, respectively, and $ 957 and ($65) for the six months ended June 30, 2004 and 2003, respectively	(2,977)	270	(1,857)	127
Reclassification adjustment for gains included in net income	(1)	(36)	(115)	(246)

Comprehensive (loss) income	$(1,937)	$739	$16	$1,382

See accompanying Notes to Unaudited Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,698	$(178)

Cash flows from investing activities:
Purchases from held-to-maturity securities	(14,704)	(5,357)
Proceeds from sale of available-for-sale securities	22,136	78,437
Purchases of available-for-sale securities	(44,946)	(106,547)
Purchase of FHLB stock	(388)	—
Net increase in loans	(17,138)	(27,806)
Purchases of premises and equipment	(510)	(898)

Net cash used in investing activities	(55,550)	(62,171)

Cash flows from financing activities:
Net increase in demand deposits	4,264	28,522
Net increase (decrease) in time deposits	(5,287)	23,115
Advances from FHLB,	54,434	15,162
Payment made to FHLB	(2,302)	(3,096)
Increase in advance payments by borrowers for taxes and insurance	234	114
Net dividends paid	(873)	(798)

Net cash provided by financing activities	50,470	63,019

Increase (decrease) in cash and cash equivalents	(2,382)	670
Cash and cash equivalents, beginning of period	15,178	14,033

Cash and cash equivalents, end of period	$12,796	$14,703

Supplemental disclosures of cash flow information
Cash paid for income taxes	$975	$860

Cash paid for interest	$6,086	$6,108

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2004.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2003 Consolidated Financial Statements.

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six-months ending June 30, 2004. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended June 30,
	2004	2003
Basic EPS:
Net income	$1,041,000	$505,000
Average common shares outstanding	3,631,515	3,630,396

Earnings per share	$0.29	$0.14

Diluted EPS:
Net income	$1,041,000	$505,000

Average common shares outstanding	3,631,515	3,630,396
Dilutive effect of stock options	28,176	23,951

Average diluted shares outstanding	3,659,691	3,654,347

Diluted earnings per share	$0.28	$0.14

	Six Months Ended June 30,
	2004	2003
Basic EPS:
Net income	$1,988,000	$1,501,000
Average common shares outstanding	3,630,955	3,630,396

Earnings per share	$0.55	$0.41

Diluted EPS:
Net income	$1,988,000	$1,501,000

Average common shares outstanding	3,630,955	3,630,396
Dilutive effect of stock options	29,626	20,185

Average diluted shares outstanding	3,660,581	3,650,581

Diluted earnings per share	$0.54	$0.41

Note (3) STOCK OPTIONS

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123, provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB Opinion No. 25 is currently being applied.

The Company applies Accounting Principles Board Opinion No. 25 (APB), Accounting for Stock Issued to Employees, and related interpretations in the accounting for the plan. No compensation cost has been recognized for the plan because the stock option prices is equal to or greater than the fair value at the grant date. The table below is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value method of SFAS 123, Accounting for Stock-Based Compensation, as amended:

	For the Quarters Ended June 30,
	2004	2003
	(In thousands)
Net income as reported	$1,041	$505

Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(31)	(15)

Pro forma net income	$1,010	$490

	For the Quarter Ended June 30,
	2004	2003
Earnings per share:
Basic – as reported	$0.29	$0.14
Basic – pro forma	$0.28	$0.13

Diluted – as reported	$0.28	$0.14
Diluted – pro forma	$0.28	$0.13

	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
Net income as reported	$1,988	$1,501
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(52)	(31)

Pro forma net income	$1,936	$1,470

	For the Six Months Ended June 30,
	2004	2003

Earnings per share:
Basic – as reported	$0.55	$0.41
Basic – pro forma	$0.53	$0.40

Diluted – as reported	$0.54	$0.41
Diluted – pro forma	$0.53	$0.40

Note (4) LONG-TERM INCENTIVE PLAN

On June 14, 2004, 6,787 shares of restricted stock were awarded to participants in the HopFed Bancorp, Inc. Long-Term Incentive Plan which was approved at the Company’s Annual Meeting on May 21, 2004. The stock awards vest over a four-year period. The stock was awarded from authorized but unissued shares on the date of the grant. The Company recorded the stock awards at the market value of the date of the grant ($16.83 per share) as unearned compensation in stockholders’ equity and will amortize it over the vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets increased by $50.8 million, from $531.5 million at December 31, 2003 to $582.3 million at June 30, 2004. Securities available for sale increased from $143.5 million at December 31, 2003 to $163.7 million at June 30, 2004. Federal funds sold decreased from $2.2 million at December 31, 2003, to $1.0 million at June 30, 2004.

At June 30, 2004, investments classified as “held to maturity” were carried at an amortized cost of $30.0 million and had an estimated fair market value of $29.6 million, and securities classified as “available for sale” had an estimated fair market value of $163.7 million.

The loan portfolio increased $16.7 million during the six months ended June 30, 2004. Net loans totaled $351.4 million and $334.7 million at June 30, 2004 and December 31, 2003, respectively. For the six months ended June 30, 2004, the average yield on loans was 5.57%, compared to 6.14% for the year ended December 31, 2003.

The allowance for loan losses totaled $3.0 million at June 30, 2004, an increase of $423,000 from the allowance of $2.6 million at December 31, 2003. The ratio of the allowance for loan losses to loans was 0.85% at June 30, 2004 and 0.76% at December 31, 2003. Also at June 30, 2004, non-performing loans were $ 730,000, or 0.21% of total loans, compared to $1.1 million, or 0.34% of total loans, at December 31, 2003, and the ratio of allowance for loan losses to non-performing loans at June 30, 2004 and December 31, 2003 was 410.8% and 225.2%, respectively. The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis.

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years. The Company had $77,000 in real estate owned and $135,000 of other assets owned at June 30, 2004. The Company’s non-performing assets at June 30, 2004 totaled $942,000, or 0.16% of total assets.

At June 30, 2004, deposits decreased to $416.5 million from $417.5 million at December 31, 2003, a decline of $ 1.0 million. The average cost of deposits during the three and six-month periods ended June 30, 2004 and the year ended December 31, 2003 was 2.22%, 2.27% and 2.88%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area.

Comparison of Operating Results for the Six-Months Ended June 30, 2004 and 2003

Net Income. Net income for the six months ended June 30, 2004 was $ 2.0 million, compared to net income of $1.5 million for the six months ended June 30, 2003. The increase in net earnings for the six months resulted from lower compensation expense in 2004 as compared to 2003, when the Company incurred a $990,000 settlement expense to complete the liquidation of the Company’s defined benefit pension plan.

Net Interest Income. Net interest income for the six months ended June 30, 2004 was $6.9 million, compared to $6.0 million for the six months ended June 30, 2003. The increase in net interest income for the six months ended June 30, 2004 was due to the growth of both the loan and investment portfolios. For the six months ended June 30, 2004, the Bank’s average yield on average interest-earning assets was 5.10%, compared to 5.65% for the six months ended June 30, 2003, and its average cost of interest-bearing liabilities was 2.54% for the six months ended June 30, 2004, compared to 3.16% for the six months ended June 30, 2003. As a result, the Bank’s interest rate spread for the six months ended June 30, 2004 was 2.55%, compared to 2.49% for the six months ended June 30, 2003, and its net yield on interest-earning assets was 2.76% for the six months ended June 30, 2004, compared to 2.81% for the six months ended June 30, 2003.

Interest Income. Interest income increased by $800,000 from $12.1 million to $12.9 million, or by 6.6%, during the six months ended June 30, 2004 compared to the same period in 2003. This increase primarily resulted from increases in both the loan and investment portfolios. The average balance of taxable securities available for sale increased $32.6 million, from $89.0 million at June 30, 2003, to $121.6 million at June 30, 2004, while the average balance of securities held to maturity increased $14.0 million, from $5.6 million at June 30, 2003 to $19.6 million at June 30, 2004. The average balance of tax-free securities available for sale declined from $28.4 million at June 30, 2003 to $28.0 million at June 30, 2004. In addition, average time deposits and other interest-earning cash deposits declined $1.3 million, from $3.7 million at June 30, 2003 to $2.4 million at June 30, 2004. Overall, average total interest-earning assets for the six-month period ended June 30, 2004 were $514.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 111.3% for the six months ended June 30, 2003 to 108.7% for the six months ended June 30, 2004.

Interest Expense. Interest expense declined by $110,000, or 1.8%, to $6.0 million for the six months ended June 30, 2004, compared to $6.1 million for the same period in 2003. The decline was attributable to a decline in interest expense on deposits, which offset growth in both deposits and borrowed funds. The average cost of average interest-bearing deposits decreased from 3.10% for the six months ended June 30, 2003 to 2.42% for the six months ended June 30, 2004. Over the same periods, the average balance of interest-bearing deposits increased $37.0 million, from $358.1 million for the six months ended June 30, 2003 to $395.1 million for the six months ended June 30, 2004, or 10.3%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $600,000 provision for loan losses was required for the six months ended June 30, 2004, compared to $850,000 at June 30, 2003.

Non-Interest Income. There was a $423,000 decline in non-interest income for the six- month period ending June 30, 2004 as compared to the same period in 2003. This decline was the result of lower gains on the sale of loans, which declined from $378,000 at June 30, 2003 to $57,000 at June 30, 2004. Also, gains on the sales of securities declined from $372,000 at June 30, 2003 to $174,000 at June 30, 2004. Both declines are attributable to rising interest rates, sharply reducing the amount of mortgage refinancing activity and limiting the Company’s ability to recognize investment gains.

Non-Interest Expenses. There was a $44,000 decrease in total non-interest expenses in the six months ended June 30, 2004 compared to the same period in 2003. In 2003, the Company incurred expenses related to the closing of its defined benefit pension plan. In 2004, these cost savings were largely offset by the addition of one retail branch as well as increased staffing levels.

Income Taxes. The effective tax rate for the six months ended June 30, 2004 was 33.1%, compared to 31.9% for the same period in 2003.

Comparison of Operating Results for the Three-Months Ended June 30, 2004 and 2003

Net Income. Net income for the three months ended June 30, 2004 was $1,041,000 compared to net income of $505,000 for the three months ended June 30, 2003. The increase in net income for the three months ended June 30, 2004 was the result of the $990,000 settlement expense for the defined benefit pension plan incurred in May of 2003.

Net Interest Income. Net interest income for the three months ended June 30, 2004 and June 30, 2003 was $3.5 million and $3.1 million, respectively. For the three months ended June 30, 2004, the average yield on total interest-earning assets was 5.06%, compared to 5.46% for the three months ended June 30, 2003, and the average cost of interest-bearing liabilities was 2.50% for the three months ended June 30, 2004, compared to 3.05% for the three months ended June 30, 2003. As a result, the interest rate spread for the three months ended June 30, 2004 was 2.56%, compared to 2.40% for the three months ended June 30, 2003, and the net yield on interest-earning assets was 2.78% for the three months ended June 30, 2004, compared to 2.74% for the three months ended June 30, 2003.

Interest Income. Interest income increased by $400,000 from $6.2 million to $6.6 million, or by 6.5%, during the three months ended June 30, 2004 compared to the same period in 2003. The average balance of taxable securities available for sale increased $17.6 million, from $109.9 million at June 30, 2003 to $127.5 million at June 30, 2004, while the average balance of tax-free securities available for sale increased $14.2 million, from $14.6 million at June 30, 2003 to $28.8 million at June 30, 2004. Securities held to maturity increased $12.5 million, from $11.1 million at June 30, 2003 to $23.6 million at June 30, 2004. In addition, average time deposits and other interest-earning cash deposits declined $6.3 million, from $8.0 million at June 30, 2003 to $1.7 million at June 30, 2004. The average balance of loans receivable at June 30, 2004 was $348.1 million, an increase of $34.4 million from the average balance at June 30, 2003. Average total interest-earning assets for the quarter ended June 30, 2004 were $529.7 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 112.5% for the three- month period ended June 30, 2003 and 108.42% for the three-month period ending June 30, 2004.

Interest Expense. Interest expense declined $42,000, or 1.4%, to $3.1 million for the three months ended June 30, 2004 as compared to the same period in 2003. The decline was attributable to a lower cost of funding interest-bearing deposits with offset higher balances of deposits, subordinated debentures and FHLB advances. The average cost of average interest-bearing deposits decreased from 2.96% at June 30, 2003 to 2.38% at June 30, 2004. Over the same period, the average balance of deposits increased $25.3 million, from $398.8 million at June 30, 2003 to $424.1 million at June 30, 2004, or 6.3%. The average balance of advances from the FHLB was $82.4 million at June 30, 2004, compared to $29.7 million at June 30, 2003.

Provision for Loan Losses. The Bank determined that an additional $300,000 provision for loan losses was required for the three months ended June 30, 2004, compared to a $450,000 provision for the three months ended June 30, 2003.

Non-Interest Income. There was a $200,000 decline in non-interest income for the three month period ending June 30, 2004 as compared to the same period in 2003. This decline was the result of lower gains on the sale of securities and mortgage loans, both negatively affected by the increase in interest rates during the second quarter of 2004.

Non-Interest Expenses. There was an approximate $417,000 decrease in total non-interest expenses in the three months ended June 30, 2004 compared to the same period in 2003, primarily due to the May 2003 settlement expense of $990,000 for the defined benefit pension plan.

Income Taxes. The effective tax rate for the three months ended June 30, 2004 was 32.8%. The effective tax rate for the three-month period ending June 30, 2003 was 31.7%.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2004, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at June 30, 2004.

	At June 30, 2004
	Company		Bank
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Tangible capital	$53,583	9.25%	$52,469	9.08%
Core capital	$53,583	9.25%	$52,469	9.08%
Risk-based capital	$56,582	14.28%	$55,468	13.86%

At June 30, 2004, the Bank had outstanding commitments to originate loans totaling $2.1 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Time deposits which are scheduled to mature in one year or less from June 30, 2004 totaled $113.2 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. During the second quarter of 2004, market interest rates increased significantly. As a result, the Company’s investment portfolio experienced a substantial reduction in market value.

The Company’s liquidity has declined for several reasons, prepayment speeds on mortgage backed related investments have slowed, agency securities are not being called at the same rate as in recent periods, and the competitive marketplace has driven up the cost of time deposits. The Company’s goal is to maintain adequate liquidity levels while working to increase our net interest margin. This emphasis will require the Company to place a lesser degree of dependence on time deposits and to aggressively market demand deposit accounts.

Overall, management believes the sudden increase in interest rates is a positive for the Company. In the next twelve months, management’s analysis of the loan portfolio indicates that more than $100 million in variable rate loans will re-price. Until recently, these loans were scheduled to average a rate reduction of approximately 0.82%, resulting in a $900,000 decline in interest income on loans. The average rate change is now close to zero and many loans are re-pricing upwards. In addition, management borrowed $27.0 million from the Federal Home Loan Bank of Cincinnati in April 2004 at rates management felt were favorable. These funds will act to stabilized the Company’s cost of funds in a rising rate environment.

Item 4 Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonable likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None

(b)	None

(c)	None

(d)	None

(e)	The following table provides information about purchases by the Company during the quarter ended June 30, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2004 through April 30, 2004	—	—	—	91,091
May 1, 2004 through May 31, 2004	—	—	—	91,091
June 1, 2004 through June 30, 2004	—	—	—	91,091

Total	—	—	—

On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of 300,000 shares of Common Stock. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, prices of the Company’s Common Stock, corporate cash requirements and other factors. As of June 30, 2004, a total of 208,909 shares of Common Stock had been repurchased under the current program. No shares were repurchased during the quarter ended June 30, 2004. The current stock repurchase program remains open until the Company completes the purchase of all fully authorized shares.

Item 3. Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

On May 21, 2004, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on:

Proposal I – Election of Directors:

Nominees	For	Withheld
WD Kelly	2,706,730	188,544
Thomas I. Miller	2,717,078	178,196
Walton G. Ezell	2,710,524	184,750

There were no abstentions or broker non-votes.

Proposal II – HopFed Bancorp, Inc. 2004 Long - Term Incentive Plan

For	Against	Abstain
999,340	491,757	46,234

There were 1,357,943 broker non-votes.

Item 5. Other Information

On July 26, 2004, the Company announced its results of operations for the quarter and six months ended June 30, 2004. A copy of the related press release is attached as Exhibit 99.1 to this Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	HopFed Bancorp, Inc. 2004 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-117956)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer

99.1	Press release dated July 26, 2004.

(b)	Reports on Form 8-K

The Company furnished a report on Form 8-K dated April 28, 2004, reporting under Item 12 the announcement of the Company’s earnings for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 16, 2004	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 16, 2004	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer