Form 10-Q
period 2004-09-30
HOPFED BANCORP INC
filed 2004-11-15
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 10, 2004, the Registrant had issued and outstanding 3,639,283 shares of the Registrant’s Common Stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
ASSETS

Cash and due from banks	$15,149	$12,958
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	731	35
Federal funds sold	9,105	2,185

Total cash and cash equivalents	24,985	15,178
Securities available for sale	146,036	143,514
Securities held to maturity, market value of $27,985 and $15,104 at September 30, 2004 and December 31, 2003, respectively	27,936	15,108
Loans receivable, net of allowance for loan losses of $3,175 at September 30, 2004, and $2,576 at December 31, 2003, respectively	350,957	334,740
Goodwill	3,689	3,689
Intangible assets	1,851	2,133
Bank owned life insurance	6,832	6,628
Accrued interest receivable	3,144	2,849
Premises and equipment, net	6,361	6,006
Deferred tax asset	681	652
Other assets	607	968

Total assets	$573,079	$531,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Non-interest bearing deposits	$27,819	$27,348
Interest bearing accounts:
Now accounts	78,620	61,246
Money market accounts	68,110	68,410
Other time deposits	254,536	260,484

Total deposits	429,085	417,488

Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	523	199
Advances from FHLB	81,720	54,353
Dividends payable	435	435
Accrued expenses and other liabilities	1,981	1,442

Total liabilities	524,054	484,227

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at September 30, 2004 and December 31,2003.	—	—
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,048,192 issued and 3,639,283 outstanding at September 30, 2004 and 4,039,305 issued and 3,630,396 outstanding at December 31, 2003, respectively	40	40
Additional paid in capital	25,863	25,714
Retained earnings, substantially restricted	28,644	26,897
Unearned compensation	(140)	—
Treasury stock at cost, 408,909 shares at September 30, 2004 and December 31, 2003	(4,857)	(4,857)
Accumulated other comprehensive loss, net of taxes	(525)	(556)

Total stockholders’ equity	49,025	47,238

Total liabilities and stockholders’ equity	$573,079	$531,465

The statement of financial condition at December 31, 2003 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest on loans	$4,842	$4,868	$14,375	$14,442
Interest on investments, tax exempt	258	194	758	434
Interest and dividends on investments, taxable	1,663	1,170	4,497	3,405
Time deposit interest income	6	5	15	53

Total interest and dividend income	6,769	6,237	19,645	18,334

Interest expense:
Interest on deposits	2,420	2,732	7,205	8,284
Interest on subordinated debentures	119	7	330	7
Interest on advances from FHLB.	623	353	1,634	930

Total interest expense.	3,162	3,092	9,169	9,221

Net interest income	3,607	3,145	10,476	9,113
Provision for loan losses	300	450	900	1,300

Net interest income after provision for loan losses	3,307	2,695	9,576	7,813

Non-interest income:
Service charges on deposits	347	292	979	889
Gain on sale of loans	14	153	70	531
Gain on sale of securities	125	156	300	528
Loan fees	146	120	414	321
Other, net	214	162	578	534

Total non-interest income	846	883	2,341	2,803

Non-interest expenses:
Salaries and benefits	1,340	1,092	3,868	4,062
Occupancy expense, net	187	162	531	537
State tax on deposits	117	96	338	287
Data processing	229	151	646	464
Loss on sale of equipment	—	—	7	—
Intangible amortization	95	94	305	305
Other operating expenses	609	437	1,672	1,212

Total non-interest expenses	2,577	2,032	7,367	6,867

Income before income taxes	1,576	1,546	4,550	3,749
Income tax expense	511	500	1,497	1,202

Net income	$1,065	$1,046	$3,053	$2,547

Basic net income per share	$0.29	$0.29	$0.84	$0.70

Diluted net income per share	$0.29	$0.29	$0.83	$0.70

Dividends per share	$0.12	$0.12	$0.36	$0.35

Weighted average shares outstanding	3,638,152	3,630,396	3,633,379	3,630,396

Weighted average shares outstanding, diluted	3,665,525	3,657,996	3,662,276	3,653,740

See accompanying Notes to Unaudited Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$1,065	$1,046	$3,053	$2,547
Other comprehensive income, net of tax
Unrealized holding (loss) gains arising during period net of tax effect of $1,032 and ($415) for the three months ended September 30, 2004 and 2003, respectively, and $118 and ($350) for the nine months ended September 30, 2004 and 2003, respectively	2,086	(807)	229	(679)
Reclassification adjustment for gains included in net income	(82)	(103)	(198)	(349)

Comprehensive income	$3,069	$136	$3,084	$1,519

See accompanying Notes to Unaudited Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:

Net cash provided by operating activities	$5,323	$2,580

Cash flows from investing activities:
Purchases from held-to-maturity securities	(12,602)	(11,598)
Proceeds from sale of available-for-sale securities	46,917	101,633
Purchases of available-for-sale securities	(49,380)	(145,518)
Purchase of FHLB stock	(388)	—
Net increase in loans	(16,968)	(35,268)
Purchase of bank owned life insurance		(3,000)
Purchases of premises and equipment	(1,077)	(1,161)

Net cash used in investing activities	(33,498)	(94,912)

Cash flows from financing activities:
Net increase in demand deposits	17,535	36,232
Net increase (decrease) in time deposits	(5,938)	19,766
Advances from FHLB,	74,450	30,000
Payment made to FHLB	(47,083)	(1,326)
Subordinated debentures, net of fees	—	9,810
Increase in advance payments by borrowers for taxes and insurance	324	213
Net dividends paid	(1,306)	(1,234)

Net cash provided by financing activities	37,982	93,461

Increase in cash and cash equivalents	9,807	1,129
Cash and cash equivalents, beginning of period	15,178	14,033

Cash and cash equivalents, end of period	$24,985	$15,162

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,425	$1,110

Cash paid for interest	$8,536	$9,504

Supplemental disclosure of Noncash Investing and Financing Activities:

Dividends declared and payable	$435	$435

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2004.

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

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine-months ending September 30, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended September 30,
	2004	2003
Basic EPS:
Net income	$1,065,000	$1,046,000
Average common shares outstanding	3,638,152	3,630,396

Earnings per share	$0.29	$0.29

Diluted EPS:
Net income	$1,065,000	$1,046,000

Average common shares outstanding	3,638,152	3,630,396
Dilutive effect of stock options	27,373	27,600

Average diluted shares outstanding	3,665,525	3,657,996

Diluted earnings per share	$0.29	$0.29

	Nine Months Ended September 30,
	2004	2003
Basic EPS:
Net income	$3,053,000	$2,547,000
Average common shares outstanding	3,633,379	3,630,396

Earnings per share	$0.84	$0.70

Diluted EPS:
Net income	$3,053,000	$2,547,000

Average common shares outstanding	3,633,379	3,630,396
Dilutive effect of stock options	28,897	23,344

Average diluted shares outstanding	3,662,276	3,653,740

Diluted earnings per share	$0.83	$0.70

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

	For the Quarters Ended September 30,
	2004	2003
	(In thousands)
Net income as reported	$1,065	$1,046
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(31)	(21)

Pro forma net income	$1,034	$1,025

	For the Quarter Ended September 30,
	2004	2003
Earnings per share:
Basic – as reported	$0.29	$0.29
Basic – pro forma	$0.28	$0.28

Diluted – as reported	$0.29	$0.29
Diluted – pro forma	$0.28	$0.28

	For the Nine Months Ended September 30,
	2004	2003
	(In thousands)
Net income as reported	$3,053	$2,547
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(83)	(46)

Pro forma net income	$2,970	$2,501

	For the Nine Months Ended September 30,
	2004	2003
Earnings per share:
Basic – as reported	$0.84	$0.70
Basic – pro forma	$0.82	$0.69

Diluted – as reported	$0.83	$0.70
Diluted – pro forma	$0.81	$0.68

Note (4) LONG-TERM INCENTIVE PLAN

On August 16, 2004, 2,100 shares of restricted stock were awarded to participants in the HopFed Bancorp, Inc. Long-Term Incentive Plan which was approved at the Company’s Annual Meeting on May 21, 2004. The stock awards vest over a four-year period. The stock was awarded from authorized but unissued shares on the date of the grant. The Company recorded the stock awards at the market value of the date of the grant ($16.74 per share) as unearned compensation in stockholders’ equity and will amortize it over the vesting period.

Note (5) NEW ACCOUNTING STANDARDS

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications. However, the amount of these commitments is not material to the Company’s consolidated financial statements. The impact of implementing this guidance did not have a significant impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on appropriate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involved the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors included the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrower’s sensitivity to economic conditions throughout the southeast and particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of the loan portfolio, its methodology accordingly may change. In addition, it may report materially different amounts for the provision for loan losses in the statement of operations if management’s assessment of the above factors change in future periods. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein. Although management believes the level of the allowance for loan losses as of September 30, 2004 is adequate to absorb inherent losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Company also considers its policy on non-accrual loans as a critical accounting policy. A loan is placed on non-accrual when it is specifically determined to be impaired or when principal or interest is delinquent for 91 days or more. Any unpaid interest previously accrued on these loans is reserved for as part of management’s evaluation of the allowance for loan loss account.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets increased by $41.6 million, from $531.5 million at December 31, 2003 to $573.1 million at September 30, 2004. Securities available for sale increased from $143.5 million at December 31, 2003 to $146.0 million at September 30, 2004. Federal funds sold increased from $2.2 million at December 31, 2003, to $9.1 million at September 30, 2004.

At September 30, 2004, investments classified as “held to maturity” were carried at an amortized cost of $27.9 million and had an estimated fair market value of $28.0 million, and securities classified as “available for sale” had an estimated fair market value of $146.0 million.

The loan portfolio increased $16.3 million during the nine months ended September 30, 2004. Net loans totaled $351.0 million and $334.7 million at September 30, 2004 and December 31, 2003, respectively. For the nine months ended September 30, 2004, the average yield on loans was 5.59%, compared to 6.17% for the year ended December 31, 2003.

The allowance for loan losses totaled $3.2 million at September 30, 2004, an increase of $600,000 from the allowance of $2.6 million at December 31, 2003. The ratio of the allowance for loan losses to loans was 0.90% at September 30, 2004 and 0.76% at December 31, 2003. Also at September 30, 2004, non-performing loans were $816,000, or 0.23% of total loans, compared to $1.1 million, or 0.34% of total loans, at December 31, 2003, and the ratio of allowance for loan losses to non-performing loans at September 30, 2004 and December 31, 2003 was 389.1% and 225.2%, respectively. The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis.

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years. The Company had $48,000 in real estate owned and $85,000 of other assets owned at September 30, 2004. The Company’s non-performing assets at September 30, 2004 totaled $949,000, or 0.17% of total assets.

At September 30, 2004, deposits increased to $429.1 million from $417.5 million at December 31, 2003, an increase of $ 11.6 million. The average cost of deposits during the three and nine-month periods ended September 30, 2004 and the year ended December 31, 2003 was 2.22%, 2.27% and 2.88%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area.

Comparison of Operating Results for the Nine-Months Ended September 30, 2004 and 2003

Net Income. Net income for the nine months ended September 30, 2004 was $ 3.1 million, compared to net income of $2.5 million for the nine months ended September 30, 2003. The increase in net earnings for the nine months resulted from lower compensation expense in 2004 as compared to 2003, when the Company incurred a $990,000 settlement expense to complete the liquidation of the Company’s defined benefit pension plan.

Net Interest Income. Net interest income for the nine months ended September 30, 2004 was $10.5 million, compared to $9.1 million for the nine months ended September 30, 2003. The increase in net interest income for the nine months ended September 30, 2004 was due to the growth of the Company’s balance sheet. For the nine months ended September 30, 2004, the Bank’s average yield on average interest-earning assets was 5.18%, compared to 5.43% for the nine months ended September 30, 2003, and its average cost of interest-bearing liabilities was 2.58% for the nine months ended September 30, 2004, compared to 3.04% for the nine months ended September 30, 2003. As a result, the Bank’s interest rate spread for the nine months ended September 30, 2004 was 2.60%, compared to 2.40% for the nine months ended September 30, 2003, and its net yield on interest-earning assets was 2.80% for the nine months ended September 30, 2004, compared to 2.70% for the nine months ended September 30, 2003.

Interest Income. Interest income increased by $1.3 million from $18.3 million to $19.6 million during the nine months ended September 30, 2004 compared to the same period in 2003. This increase primarily resulted from increases in both the loan and investment portfolios. The average balance of taxable securities available for sale increased $15.9 million, from $105.7 million at September 30, 2003, to $121.6 million at September 30, 2004, while the average balance of securities held to maturity increased $10.7 million, from $8.9 million at September 30, 2003 to $19.6 million at September 30, 2004. The average balance of tax-free securities available for sale increased from $16.7 million at September 30, 2003 to $28.0 million at September 30, 2004. In addition, average time deposits and other interest-earning cash deposits decreased $3.9 million, from $6.3 million at September 30, 2003 to $2.4 million at September 30, 2004. Overall, average total interest-earning assets for the nine-month period ended September 30, 2004 were $514.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 111.2% for the nine months ended September 30, 2003 to 108.7% for the nine months ended September 30, 2004.

Interest Expense. Interest expense declined by $52,000, to $9.17 million for the nine months ended September 30, 2004, compared to $9.22 million for the same period in 2003. The decline was attributable to a decline in interest expense on deposits, which offset growth in both deposits and borrowed funds. The average cost of average interest-bearing deposits decreased from 2.95% for the nine months ended September 30, 2003 to 2.43% for the nine months ended September 30, 2004. Over the same periods, the average balance of interest-bearing deposits increased $20.4 million, from $374.7 million for the nine months ended September 30, 2003 to $395.1 million for the nine months ended September 30, 2004.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $900,000 provision for loan losses was required for the nine months ended September 30, 2004, compared to $1.3 million at September 30, 2003.

Non-Interest Income. There was a $462,000 decline in non-interest income for the nine-month period ending September 30, 2004 as compared to the same period in 2003. This decline was the result of lower gains on the sale of loans, which declined from $531,000 at September 30, 2003 to $70,000 at September 30, 2004. Also, gains on the sales of securities declined from $528,000 at September 30, 2003 to $300,000 at September 30, 2004. Both declines are attributable to higher interest rates, sharply reducing the amount of mortgage refinancing activity and limiting the Company’s ability to recognize investment gains.

Non-Interest Expenses. There was a $500,000 increase in total non-interest expenses in the nine months ended September 30, 2004 compared to the same period in 2003. The increase in non-interest expense was the result of opening a new office, relocating two existing offices and the hiring of additional staff.

Income Taxes. The effective tax rate for the nine months ended September 30, 2004 was 32.9%, compared to 32.1% for the same period in 2003.

Comparison of Operating Results for the Three-Months Ended September 30, 2004 and September 30, 2003

Net Income. Net income for the three months ended September 30, 2004 was $1.1 million compared to net income of $1.0 million for the three months ended September 30, 2003. The increase in net income for the three months ended September 30, 2004 was the result of the increased volume in loans, deposits, and investments.

Net Interest Income. Net interest income for the three months ended September 30, 2004 and September 30, 2003 was $3.6 million and $3.1 million, respectively. For the three months ended September 30, 2004, the average yield on total interest-earning assets was 5.08%, compared to 5.27% for the three months ended September 30, 2003, and the average cost of interest-bearing liabilities was 2.52% for the three months ended September 30, 2004, compared to 2.90% for the three months ended September 30, 2003. As a result, the interest rate spread for the three months ended September 30, 2004 was 2.56%, compared to 2.37% for the three months ended September 30, 2003, and the net yield on interest-earning assets was 2.75% for the three months ended September 30, 2004, compared to 2.60% for the three months ended September 30, 2003.

Interest Income. Interest income increased by $532,000 from $6.2 million to $6.8 million, during the three months ended September 30, 2004 compared to the same period in 2003. The average balance of taxable securities available for sale increased $17.8 million, from $113.7 million at September 30, 2003 to $131.5 million at September 30, 2004, while the average balance of tax-free securities available for sale increased $5.5 million, from $22.6 million at September 30, 2003 to $28.1 million at September 30, 2004. Securities held to maturity increased $17.0 million, from $12.2 million at September 30, 2003 to $29.2 million at September 30, 2004. In addition, average time deposits and other interest-earning cash deposits declined $268,000, from $2.1 million at September 30, 2003 to $1.8 million at September 30, 2004. The average balance of loans receivable at September 30, 2004 was $351.2 million, an increase of $28.0 million from the average balance at September 30, 2003. Average total interest-earning assets for the quarter ended September 30, 2004 were $541.8 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 110.9% for the three-month period ended September 30, 2003 and 107.91% for the three-month period ending September 30, 2004.

Interest Expense. Interest expense increased $70,000, to $3.2 million for the three months ended September 30, 2004 as compared to the same period in 2003. The increase was attributable to a higher balances of deposits which offset a lower cost of funding interest-bearing deposits, subordinated debentures and FHLB advances. The average cost of average interest-bearing deposits decreased from 2.80% at September 30, 2003 to 2.38% at September 30, 2004. Over the same period, the average balance of deposits increased $21.8 million, from $413.4 million at September 30, 2003 to $435.2 million at September 30, 2004. The average balance of advances from the FHLB was $85.2 million at September 30, 2004, compared to $36.6 million at September 30, 2003.

Provision for Loan Losses. The Bank determined that an additional $300,000 provision for loan losses was required for the three months ended September 30, 2004, compared to a $450,000 provision for the three months ended September 30, 2003.

Non-Interest Income. There was a $37,000 decline in non-interest income for the three month period ending September 30, 2004 as compared to the same period in 2003. This decline was the result of lower gains on the sale of securities and mortgage loans, both positively affected by the historically low level of interest rates during the second and early third quarter of 2003.

Non-Interest Expenses. There was an approximate $545,000 increase in total non-interest expenses in the three months ended September 30, 2004 compared to the same period in 2003. The primary reasons for the increase is the opening of a new office and relocation of two offices, the hiring of additional staff, and higher data processing and professional services expenses.

Income Taxes. The effective tax rate for the three months ended September 30, 2004 and September 30, 2003 was 32.4%.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2004, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at September 30, 2004.

	Bank		Company
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible capital	$51,789	9.25%	$54,320	9.56%
Core capital	$51,789	9.25%	$54,320	9.56%
Risk-based capital	$54,964	16.43%	$57,495	17.09%

At September 30, 2004, the Bank had outstanding commitments to originate loans totaling $6.7 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. At September 30, 2004, the Bank had time deposits which are scheduled to mature in one year or less from September 30, 2004 totaled $99.0 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. Management continues to believe that moderate increase in interest rates will have a positive effect on the Company’s net interest margin.

During the third quarter of 2004, the Federal Reserve Board increased the Fed Funds rate to 1.75% and short-term rates increased accordingly. However, the ten-year treasury yield declined almost 70 basis points in the quarter ended September 30, 2004. The result was a flatter yield curve, and a significant increase in the market value of the investment portfolio. The continued increase in short-term rates improves the re-pricing characteristics of the Company’s adjustable rate mortgage portfolio, of which approximately 80% is priced at the one-year constant maturity treasurer (CMT). Approximately 75% of the Company’s commercial loan portfolio is variable and adjust at different intervals with the Prime Rate. At September 30, 2004, the Company has not significantly increased interest rates on short-term deposits rates but may have to do so to remain competitive in its markets.

The Company’s liquidity has improved due to increased cash flow from mortgage- backed securities as well as from agency securities being called. Late in the third quarter, management sold approximately $10 million in long-term agency securities and municipal bonds. The purpose of this sale was to reduce the average life and call risk of the investment portfolio. The proceeds from these sales will be reinvested at a later date in securities with maturities of approximately three years. The short-term effect of these sales included a gain on the sale of securities. However, future securities income may decline unless rates in the short and intermediate part of the yield curve increase significantly.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures relating to the Company, including its consolidated subsidiaries, was made know to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

Effective as of November 15, 2004, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company is not an accelerated filer. Therefore, management’s Section 404 assessment and report is required for the year ending December 31, 2005.

Management is currently establishing policies and procedures to assess and report on internal controls and has hired outside firms to assist in the documentation and review of the Company’s internal controls, including its controls over financial reporting. It is anticipated that the additional cost of such compliance activities in the fourth quarter of 2004 will be approximately $60,000 and will exceed an additional $100,000 for the calendar year 2005. There can be no assurance as to the successful completion of such assessment and as to the reported results offered by management and the independent registered public accounting firm. Inability to complete the assessment and unfavorable reports could have an adverse affect on the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about purchases by the Company during the quarter ended September 30, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Perios	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2004 through July 31, 2004	—	—	—	91,091
August 1, 2004 through August 31, 2004	—	—	—	91,091
September 1, 2004 through September 30, 2004	—	—	—	91,091

Total	—	—	—

On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of 300,000 shares of Common Stock. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, prices of the Company’s Common Stock, corporate cash requirements and other factors. As of September 30, 2004, a total of 208,909 shares of Common Stock had been repurchased under the current program. No shares were repurchased during the quarter ended September 30, 2004. The current stock repurchase program remains open until the Company completes the purchase of all fully authorized shares.

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

HOPFED BANCORP, INC.

Date: November 15, 2004	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 15, 2004	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial
Officer and Treasurer