Form 10-K
period 2004-12-31
HOPFED BANCORP INC
filed 2005-03-31
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($17.00 per share) at which the stock was sold on June 30, 2004, was approximately $58,326,303. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 15, 2005, 3,639,283 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2004.

Part III:

Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

In February 1998, HopFed Bancorp, Inc. (the “Company”) issued and sold 4,033,625 shares of common stock, par value $.01 per share (the “Common Stock”), in connection with the conversion of Hopkinsville Federal Savings Bank (the “Bank”) from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank’s capital stock to (the “Company”). The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the “Conversion.” In February 2001, the Bank changed its name to Hopkinsville Federal Bank. On May 14, 2002, the Bank changed its name to Heritage Bank.

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

The business of the Bank primarily consists of attracting deposits from the general public and investing such deposits in loans secured by single family residential real estate and investment securities, including U.S. Government and agency securities, municipal and corporate bonds, collateralized mortgages obligations (CMO’s), and mortgage-backed securities. The Bank also originates single-family residential/construction loans and multi-family and commercial real estate loans, as well as loans secured by deposits, other consumer loans and commercial loans. The Bank emphasizes the origination of residential real estate loans with adjustable interest rates and other assets which are responsive to changes in interest rates and allow the Bank to more closely match the interest rate maturation of its assets and liabilities.

Growth Opportunities

In 2003, the Bank relocated retail offices in Calloway and Marshall County as well as opened a new office in Marshall County due to exceptional growth levels in both locations. Management believes that these two markets, in addition to Christian County, will continue to provide significant opportunities for growth.

Christian County is the Company’s headquarters and its largest market. Christian County growth has been strong, both in commercial lending and demand deposit accounts. In 2004, Management announced plans to expand into the fast growing southern section of Hopkinsville, the county seat of Christian County. Construction on the new building will commence in the spring of 2005 with a projected completion date of July 2006. The facility will be a full service retail location as well as the future administrative home of the Company. The Company believes that long-term growth prospects in Christian County meet or exceed those of the Company’s other current markets due to the overall size of the market.

The following chart outlines the Bank’s market share in its four largest markets individually and its entire market overall at June 30, 2001, June 30, 2002, June 30, 2003 and June 30, 2004 according to information provided by the FDIC Market Share Report:

	At June 30
	2001		2002		2003	2004
Calloway	5.6%		8.4%		11.8%	11.8%
Christian	15.2%		16.1%		19.7%	17.8%
Fulton	49.7	%(a)	49.7	%(a)	51.9%	55.0%
Marshall	1.3%		3.8%		7.5%	8.9%
Overall	9.0	%(b)	10.7	%(b)	18.5%	18.9%

(a)	Represents the market share reported by Old National Bank in Fulton County, Kentucky. These deposits were purchased by Heritage Bank in September 2002.

(b)	The combined market share of Heritage Bank and Old National Bank’s Fulton County Office at June 30, 2001 and June 30, 2002 would have been 14.4% and 15.4% respectively.

The majority of the Bank’s markets continue to provide growth opportunities for both loans and deposits, as customers are dissatisfied with national and regional banks that have entered the market via acquisitions as well as economic growth in the Bank’s higher growth markets. The Bank’s new internet banking web site with free bill pay, www.bankwithheritage.com, has been a huge success with approximately 2,400 customers participating.

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

On January 31, 2005, the Bank completed the purchase of a tract of land on the north side of Clarksville, Tennessee with plans to construct a retail banking facility on the site. Clarksville is the county seat of Montgomery County, Tennessee. Montgomery County has a population of approximately 135,000 (Source: 2000 Census) and is approximately 20 minutes south of the Company’s headquarters. Hopkinsville and Clarksville are becoming more of a homogeneous community and both communities are included in the Clarksville Metropolitan Statistical Area (“MSA”) .

The current growth prospects in Clarksville appear to exceed the prospects in any of the Company’s current markets due to several factors, including its proximity to the Fort Campbell Military Reservation, home of the Army’s 101st Airborne Division and their approximate 30,000 activity duty troops, a diverse retail and industrial base, and the absence of a state income tax. Demographics in Montgomery County appear more conducive to growth, with a younger population and a higher household income than any market currently served by the Company. Montgomery County is approximately 50 miles north of Nashville, the Tennessee state capital with a MSA population of approximately 1.2 million. A growing housing market in Montgomery County is fueled by both an increase in troops stationed at Fort Campbell and by individuals working in Nashville seeking lower cost housing within a reasonable commute of Nashville.

Heritage Solutions, a division of Fall & Fall Insurance in Murray, Kentucky, has diversified its product offering to include full mutual fund and brokerage services. By improving its product mix, Heritage Solutions provides a higher level of service to Heritage Bank customers.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available on the Company’s website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of the Company’s website at www.bankwithheritage.com.

Stock Repurchases

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 15, 2005, 208,909 shares of common stock had been repurchased. The Company did not repurchase any stock in 2004.

Lending Activities

General. The total gross loan portfolio totaled $360.1 million at December 31, 2004, representing 62.11% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2004, $207.3 million, or 57.6% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $ 40.2 million, or 11.2% of the loan portfolio at December 31, 2004, and multi-family residential loans, which were $ 6.5 million, or 1.8% of the loan portfolio at December 31, 2004. At December 31, 2004, construction loans were $ 2.7 million, or 0.7% of the loan portfolio, and total consumer and commercial loans totaled $ 103.4 million, or 28.7% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2004, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family Residential	$207,252	57.6%	$191,015	56.6%	$171,453	58.4%	$111,768	65.0%	$91,960	70.8%
Multi-family residential	6,520	1.8%	6,254	1.9%	4,547	1.6%	2,448	1.4%	2,841	2.2%
Construction	2,698	0.7%	3,544	1.1%	1,757	0.6%	5,617	3.3%	5,729	4.4%
Non-residential (1)	40,231	11.2%	39,615	11.7%	32,368	11.0%	18,445	10.7%	21,695	16.7%

Total real estate loans	256,701	71.3%	240,428	71.3%	210,125	71.6%	138,278	80.4%	122,225	94.1%

Other loans:
Secured by deposits	3,121	0.9%	3,062	0.9%	3,003	1.0%	2,191	1.3%	2,720	2.1%
Other consumer loans	33,287	9.2%	43,147	12.8%	44,238	15.1%	16,455	9.6%	3,971	3.1%
Commercial loans	66,989	18.6%	50,679	15.0%	36,184	12.3%	14,943	8.7%	946	0.7%

Total other loans	103,397	28.7%	96,888	28.7%	83,425	28.4%	33,589	19.6%	7,637	5.9%

	360,098	100.0%	337,316	100.0%	293,550	100.0%	171,867	100.0%	129,862	100.0%

Loans held for sale	—		—		—		928		—
Allowance for loan losses	3,273		2,576		1,455		923		708

Total	$356,825		$334,740		$292,095		$170,016		$129,154

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due during the year ending December 31,			Due after 3 through 5 years after December 31, 2005	Due after 5 through 10 years after December 31, 2005	Due after 10 through 15 years after December 31, 2005	Due after 15 years after December 31, 2005	Total
	2005	2006	2007
	(In thousands)
One-to-four family residential	$1,248	$1,535	$1,947	$4,871	$30,713	$42,487	$124,451	$207,252
Multi-family residential	1,003	—	33	107	411	2,928	2,038	6,520
Construction	836	94	—	52	77	141	1,498	2,698
Non-residential	4,403	574	907	2,288	11,875	10,403	9,781	40,231
Other	18,926	11,342	12,537	21,178	14,879	16,934	7,601	103,397

Total	$26,416	$13,545	$15,424	$28,496	$57,955	$72,893	$145,369	$360,098

The following table sets forth at December 31, 2004, the dollar amount of all loans due after December 31, 2005 which had predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(In thousands)
One-to-four family residential	$27,727	$178,277
Multi-family residential	576	4,942
Construction	199	1,664
Non-residential	6,677	29,151
Other	40,490	43,980

Total	$75,669	$258,014

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

The following table sets forth certain information with respect to loan origination activity for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Loan originations:
One-to-four family residential	$58,223	$105,892	$58,024
Multi-family residential	1,107	2,452	4,433
Construction	2,490	4,120	2,590
Non-residential	16,484	13,446	32,635
Other	69,168	77,805	55,701

Total loans originated	147,472	203,715	153,383

Loans obtained through acquisition:
One-to-four family residential	—	—	12,612
Multi-family residential	—	—	2,147
Construction	—	—	518
Non-residential	—	—	12,893
Other	—	—	13,443

Total loans purchased	—	—	41,613

Loan reductions:
Change in allowance for loan losses	697	1,121	532
Loans sold	10,106	26,774	15,368
Loan principal payments	114,584	133,175	57,017

Net increase in loan portfolio	$22,085	$42,645	$122,079

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

Loan Underwriting Policies. Lending activities are subject to written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Board of Directors and its management. Detailed loan applications are obtained to determine the ability of borrowers to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loan requests exceeding loan officer limits must be approved by the loan committee or Board of Directors. In addition, the full Board of Directors reviews all loans on a monthly basis.

Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Board of Directors and licensed or certified (as necessary) by the Commonwealth of Kentucky or the State of Tennessee.

In the case of one-to-four family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel who provides that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums.

The majority of real estate loan applications are underwritten and closed in accordance with the Bank’s own lending guidelines, which generally do not conform to secondary market guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors.

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2004, the Bank’s loan servicing portfolio was approximately $41.0 million dollars.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2004, the Bank held approximately $4.4 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. At December 31, 2004, approximately $182,000 of these loans were past due more than 30 days and none of these loans were past due more than 90 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to $8.5 million at December 31, 2004. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2004, the Bank’s largest lending relationship was approximately $7.0 million. The loans are to a local grain elevator. The loan proceeds are used in the normal course of business for a grain elevator and are secured by nonresidential real estate, inventory and accounts receivable. All loans within this relationship were current and performing in accordance with their terms at December 31, 2004.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2004, one-to-four family residential mortgage loans totaled approximately $ 207.3 million, or 57.6% of the Bank’s loan portfolio. The Bank originated approximately $ 7.4 million in loans that were sold or may be sold in the secondary market with servicing retained and $2.7 million in loans were sold in the secondary market with servicing released. At December 31, 2004, the Bank had $272,000 in one-to-four family residential real estate loans past due more than ninety days.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2004, 87.3% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

The retention of adjustable rate loans in the Bank’s portfolio helps reduce, but does not eliminate, the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank’s practice of offering its adjustable rate mortgages with a 1% limitation on annual interest rate adjustments. Accordingly, there can be no assurance that yields on the Bank’s adjustable rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Finally, adjustable rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although the 1% limitation on annual decreases in the loans’ interest rate tends to offset this effect. In times of declining interest rates, borrowers often refinance into fixed rate loan products, limiting the Bank’s ability to significantly increase its interest rate margin on adjustable rate loans in a declining interest rate market.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2004, 12.0% of the Bank’s loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

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

Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to four- family residential housing located within the Bank’s market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank’s market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 2004, the Bank’s loan portfolio included $2.7 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

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

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2004, the Bank had $6.5 million of multi-family residential loans, which amounted to 1.8% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In each case, such property is located in the Bank’s market area. At December 31, 2004, the Bank had approximately $40.2 million of such loans, which comprised 11.2% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

Multi-family residential and non-residential real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for the office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made. At December 31, 2004, there was $131,000 in non-residential mortgage loans delinquent by 90 days or more.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2004, loans on deposit accounts totaled $ 3.1 million, or 0.9% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2004, there was $242,000 in consumer loans delinquent 90 days or more.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2004, the Bank’s commercial loans amounted to $ 67.0 million, or 18.6% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2004, there was $8,000 in commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

The Bank’s non-performing loans totaled 0.18% of total loans at December 31, 2004. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.13% at December 31, 2004.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value; however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. At December 31, 2004, the Bank’s other assets owned totaled $111,000. This amount represents management’s best estimate on the fair value of these assets.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$330	$371
Non-residential real estate	—	—	—	60	63
Consumer	20	—	—	12	—

Total	20	—	—	$402	$434

Non-Accrual Loans:
Residential real estate	272	836	497	—	—
Non residential real estate	131	—	90	—	—
Consumer	222	276	246	—	—
Commercial	8	32	—	149	—

Total non-performing Loans	$653	$1,144	$833	$551	$434

Percentage of total loans	0.18%	0.34%	0.29%	0.32%	0.34%

At December 31, 2004, the Bank had $653,000 in loans outstanding which were classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At December 31, 2004, the Bank had $111,000 in other assets owned. Also, the Bank had impaired loans, as defined by SFAS 114 and 118, totaling approximately $911,000 at December 31, 2004.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2004, the Bank had $2.28 million in assets classified as special mention, $814,000 in assets classified as substandard and $97,000 in assets classified as doubtful.

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

Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for determining the reasonableness of an institution’s allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution’s allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 25% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a “floor” nor a “safe harbor” of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management’s policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$2,576	$1,455	$923	$708	$278

Loans charged off:
Commercial loans	(78)	(178)	(46)	—	—
Consumer loans and overdrafts	(505)	(401)	(174)	—	—
Residential real estate	(66)	(77)	(52)	(7)	(1)

Total charge-offs	(649)	(656)	(272)	(7)	(1)

Recoveries	146	27	9	—	—

Net loans charged off	(503)	(629)	(263)	(7)	(1)

Provision for loan losses	1,200	1,750	795	222	431

Balance at end of period	$3,273	$2,576	$1,455	$923	$708

Ratio of net charge-offs to average loans outstanding during the period	0.14%	0.20%	0.12%	0.01%	0.00%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	525	57.6%	$303	56.6%	$249	58.4%	$138	65.0%
Construction	52	0.7%	49	1.1%	33	0.6%	50	3.3%
Multi-family residential	160	1.8%	127	1.9%	51	1.6%	60	1.4%
Non-residential	655	11.2%	616	11.7%	341	11.0%	210	10.7%
Secured by deposits	—	0.9%	—	0.9%	—	1.0%	—	1.3%
Other loans	1,881	27.8%	1,481	27.8%	781	27.4%	465	18.3%

Total allowance for loan losses	$3,273	100.0%	$2,576	100.0%	$1,455	100.0%	$923	100.0%

	At December 31, 2000
	Amount	Percent of Loans in Each Category to Total Loans
	(In thousands)
One-to-four family	$71	70.8%
Construction	106	4.4%
Multi-family residential	106	2.2%
Non-residential	177	16.7%
Secured by deposits	—	2.1%
Other consumer loans	248	3.8%

Total allowance for loan losses	$708	100.0%

Investment Activities

The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The principal objective of the investment policy is to earn as high a rate of return as possible, but to consider also financial or credit risk, liquidity risk and interest rate risk. The investment activities of the Company and the Bank consist primarily of investments in U.S. Government agency securities, municipal and corporate bonds, CMO’s, and mortgage-backed securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Company and the Bank perform analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases must be approved by the Bank’s President. The Board of Directors reviews all securities transactions on a monthly basis.

At December 31, 2004, securities with an amortized cost of $ 159.2 million and an approximate market value of $ 158.1 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

At December 31, 2004, securities with an amortized cost of $22.8 million and an approximate market value of $22.7 million were classified as held to maturity. Securities designated as held to maturity are those assets which the Company or the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Company’s or the Bank’s intent and a sale would only be affected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event securities are sold from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Company or the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders’ equity.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $ 47.9 million mortgage-backed security portfolio and $14.9 million CMO portfolio at December 31, 2004, approximately $ 3.8 million were originated through GNMA, approximately $ 36.7 million were originated through FNMA, approximately $ 19.7 million were originated through FHLMC, and approximately $2.6 million are Whole Loan CMO’s. Typically, the collateral in Whole Loan CMO’s include jumbo mortgages that exceeded the limits provided by federal agencies and do not have a federal government or agency guarantee. The issuers of Whole Loan CMO’s receive an AAA rating by credit rating agencies by providing an overabundance of collateral (125% to 150%) to secure these investments. In capital computations, Whole Loan CMO’s are risk rated 20%, the same of FNMA and FHLMC.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
Securities available for sale:
FHLB and FHLMC stock	$3,015	$2,488	$2,391
U. S. government and agency Securities	64,599	41,308	24,539
Mortgage-backed securities	61,571	66,947	58,489
Municipal bonds	23,781	28,523	11,803
Corporate bonds	5,200	4,233	5,910
Other	15	15	15
Securities held to maturity:
U.S. government and agency securities	21,546	13,339	—
Mortgage-backed securities	1,222	1,769	2,932

Total investment securities	$180,949	$158,622	$106,079

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2004. At such date, all of the agency securities were callable and/or due on or before December 31, 2007. At December 31, 2004, $ 21.3 of the callable agency securities are structure notes, where the interest rate paid on the bond increases significantly on a given date, making it more likely that the bond will be called at that date. At December 31, 2004, $ 14.3 million of municipal securities were callable and/or due between March 2005 and December 2014. The average yield for municipal securities are quoted as taxable equivalent. All corporate bonds were non callable.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
U.S. government and agency securities	$—	—%	$18,862	3.70%	$52,867	4.14%	$14,416	5.16%	$86,145	$86,074	4.22%

Corporate bonds	$—	—%	$5,200	4.47%	—	—	—	—	$5,200	$5,200	4.47%

Municipal bonds	$35	4.46%	$1,480	4.14%	$11,653	4.72%	$10,613	5.58%	$23,781	$23,781	5.06%

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

Savings deposits in the Bank at December 31, 2004 were represented by the various types of savings programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)
— %	None	Non-interest bearing	$100	$32,214	7.4%
0.6%*	None	NOW accounts	1,500	87,075	20.0%
1.1%	None	Savings & money market	10	65,350	15.0%

				184,639	42.4%

		Certificates of Deposit
2.1%	3 months or less	Fixed-term, fixed rate	500	29,801	6.8%
2.5%	3 to 12 months	Fixed-term, fixed-rate	500	67,406	15.5%
3.5%	12 to 24-months	Fixed-term, fixed-rate	500	83,183	19.1%
3.3%	24 to 36-months	Fixed-term, fixed-rate	500	33,008	7.5%
3.7%	36 to 48-months	Fixed-term, fixed-rate	500	21,156	4.8%
4.2%	48 to 60-months	Fixed-term, fixed rate	500	17,002	3.9%

				251,556	57.6%

				$436,195	100.0%

*	Represents weighted average interest rate.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2004		2003		2002
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
			(Dollars in thousands)
Average Balance	$143,643	$256,806	$117,029	$260,934	$63,384	$181,481
Average Rate	1.40%	3.01%	1.32%	3.56%	2.26%	3.82%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2004	% of Deposits	Increase (Decrease) from December 31, 2003	Balance at December 31, 2003	% of Deposits	Increase (Decrease) from December 31, 2002
	(Dollars in thousands)
Non-interest bearing	$32,214	7.4%	$4,866	$27,348	6.6%	$8,228
Demand and NOW accounts	87,075	20.0%	25,829	61,246	14.7%	28,031
Savings & MMDA	65,350	15.0%	(3,060)	68,410	16.3%	11,943
Other time deposits	251,556	57.6%	(8,928)	260,484	62.4%	15,631

Total	436,195	100.00%	18,707	417,488	100.0%	63,833

	Balance at December 31, 2002	% of Deposits	Increase (Decrease) from December 31, 2001	Balance at December 31, 2001	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$19,120	5.4%	$11,904	$7,216	3.6%
Demand and NOW Accounts	33,215	9.4%	20,796	12,419	6.2%
Savings & MMDA.	56,467	16.0%	15,072	41,395	20.6%
Other time deposits	244,853	69.2%	105,567	139,286	69.6%

Total	$353,655	100.0%	$153,339	$200,316	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
1.00 - 2.00%	56,745	57,772	7,406
2.01 - 4.00%	121,303	143,632	130,718
4.01 - 6.00%	68,585	46,309	77,765
6.01 - 8.00%	4,923	12,771	28,964

Total	$251,556	$260,484	$244,853

The following table sets forth the amount and maturities of time deposits at December 31, 2004.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$43,818	$2,675	$10,250	$2	$56,745
2.01 - 4.00%	45,753	46,109	11,090	18,351	121,303
4.01 - 6.00%	2,926	34,186	11,668	19,805	68,585
6.01 - 8.00%	4,710	213	—	—	4,923

Total	$97,207	$83,183	$33,008	$38,158	$251,556

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$7.7
Over three through six months	9.4
Over six through 12 months	10.9
Over 12 months	51.2

Total	$79.2

Certificates of deposit at December 31, 2004 included approximately $79.2 million of deposits with balances of $100,000 or more, compared to $82.1 million and $61.7 million at December 31, 2003 and 2002, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 7 of Notes to Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Deposits	$404,418	$415,711	$348,196
Obtain through acquisition	—	—	96,532
Withdrawals	392,588	(359,372)	(300,462)

Net increase before interest credited	11,830	56,339	144,266
Interest credited	6,877	7,494	9,073

Net increase in deposits	$18,707	$63,833	$153,339

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 8 of Notes to Financial Statements. Advances from the FHLB of Cincinnati were $81.3 million at December 31, 2004 and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 3004, the three-month libor rate was 2.07%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2004, the Bank entered into a interest rate swap agreement with Compass Bank of Birmingham, Alabama. The agreement calls for the Bank to pay a fixed rate of 3.53% until September 25, 2008 on $10 million and receive payment equal to the three month libor. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures.

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

At June 30, 2004, the Bank had an 18.93% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Branch Bank & Trust of North Carolina with a 20.97% deposit market share, US Bank of Minnesota with a 7.33% deposit market share and Union Planters of Tennessee with an 8.92% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2004, the Company and the Bank had 117 full-time and 16 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Company’s internal control over financial reporting and an accompanying auditor’s report. In March 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Company must begin to comply with these requirements for its fiscal year ending December 31, 2006.

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

Under the joint prompt corrective action regulations, a “well-capitalized” institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 5%. An “adequately capitalized” institution is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2004, the Bank was “well-capitalized” as defined by the regulations.

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

If a savings institution does not re-qualify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At December 31, 2004, the Bank qualified as a QTL.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board (the “FRB”), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. As of December 31, 2004, the Bank met these reserve requirements.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 2004 of $ 3.0 million.

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

At December 31, 2004, the Company estimates that is has approximately 2,700 shareholders, with 1,200 reported in the name of the shareholder and the remainder recorded in street name.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2004.

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
			(In thousands)
Main Office:
2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,870	17,625

Branch Offices:
Downtown Branch Office 605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$160	756
Murray Branch Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,065	3,650
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$381	2,200
Elkton Branch Office 536 W. Main Street Elkton, Kentucky	1976	Owned	$114	3,400
Benton Branch Office 105 W. 5th Street Benton, Kentucky	2003	Owned	$772	4,800
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$460	1,100
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$85	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Owned	$1,008	15,000
Fall & Fall Insurance Office 101 Main Street Fulton, Kentucky	2002	Owned	$28	3,200
Heritage Solutions Office 301 N. 12th St., Suite E Murray, Kentucky	2004	Lease	$15	1,300
Bypass Branch Office Lafayette Road & 68-80 Bypass Hopkinsville, Kentucky	2004	Owned	$742	In Progress

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2004, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Peck. Mr. Peck, 40, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

Boyd M. Clark. Mr. Clark, 59, has served as Senior Vice President — Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

Michael L. Woolfolk. Mr. Woolfolk, 51, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank–Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

Billy C. Duvall. Mr. Duvall, 39, has served as Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration.

Michael F. Stalls. Mr. Stalls, 53, has served as Vice President, Chief Credit Officer of the Bank since May 28, 2004. Prior to that, he was a Senior Lender at Regions Bank in Winchester, Tennessee for 18 years and Vice President of First Tennessee Bank in Knoxville, Tennessee.

All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

The information set forth under the caption “Market and Dividend Information” in the Company’s Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13) is incorporated herein by reference.

The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2004 through October 31, 2004	—	$—	—	91,091
November 1, 2004 through November 30, 2004	—	—	—	91,091
December 1, 2004 through December 31, 2004	—	—	—	91,091

Total	—	—	—

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of December 31, 2004, a total of 208,909 shares of common stock had been repurchased under the current program. No shares were repurchased during the quarter ended December 31, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent public accountants, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed is this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended December 31, 2004, the Company has hired external parties to review, assess, and recommend changes to the Company’s internal control over financial reporting. As a result, the Company has made operational and procedural improvements to internal controls that have improved the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2004, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will the Proxy Statement not later than 120 days after December 31, 2004, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2004, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2004, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2004, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2004, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2004, and the information included therein under “Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2004 and 2003.

3.	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

7.	Notes to Consolidated Financial Statements.

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

Exhibit No. 10.2. HopFed Bancorp, Inc. 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-79391).

Exhibit No. 10.3. Employment Agreement by and between Hopkinsville Federal Savings Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

Exhibit No. 10.4. Employment Agreement by and between HopFed Bancorp, Inc. and John E. Peck. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

Exhibit 10.5. HopFed Bancorp, Inc. 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit 10.6. Employment Agreement by and between HopFed Bancorp, Inc. and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

Exhibit 10.7. Employment Agreement by and between Hopkinsville Federal Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

Exhibit 10.8. Employment Agreement by and between HopFed Bancorp, Inc. and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit 10.9. Employment Agreement by and between Heritage Bank and Michael L. Woolfolk.. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit 10.10. Fulton Division Acquisition Agreement dated as of March 1, 2002, by and between Old National Bank and Hopkinsville Federal Bank. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 1, 2002.

Exhibit 10.11 HopFed Bancorp, Inc. 2004 Long Term Incentive Plan. Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 0495-117956) dated August 5, 2004.

Exhibit No. 13. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2004, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

Exhibit No. 14. Code of Ethics. Incorporated herein by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No. 21. Subsidiaries of the Registrant.

Exhibit No. 23.1. Consent of Rayburn, Bates & Fitzgerald, P.C.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 31, 2005	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ John E. Peck John E. Peck Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ Billy C. Duvall Billy C. Duvall Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ WD Kelley WD Kelley Chairman of the Board	March 31, 2005

/s/ Boyd M. Clark Boyd M. Clark Director, Vice President and Secretary	March 31, 2005

/s/ Walton G. Ezell Walton G. Ezell Director	March 31, 2005

/s/ Gilbert E. Lee Gilbert E. Lee Director	March 31, 2005

/s/ Harry J. Dempsey Harry J. Dempsey Director	March 31, 2005

/s/ Kerry Harvey Kerry Harvey Director	March 31, 2005

/s/ Thomas I. Miller Director	March 31, 2005