Form 10-Q
period 2005-03-31
HOPFED BANCORP INC
filed 2005-05-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 12, 2005, the Registrant had issued and outstanding 3,639,283 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Consolidated Statements of Financial Condition

	March 31, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$19,133	$17,357
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	8	42
Federal funds sold	200	850
Securities available for sale	153,039	158,181
Securities held to maturity, market value of $22,518 and $22,721 at March 31, 2005 and December 31, 2004, respectively	22,732	22,768
Loans receivable, net of allowance for loan losses of $3,423 at March 31, 2005, and $3,273 at December 31, 2004	361,184	356,825
Accrued interest receivable	2,984	3,053
Premises and equipment, net	7,808	6,700
Deferred tax assets	1,358	702
Intangible asset	1,660	1,755
Goodwill	3,689	3,689
Bank owned life insurance	6,964	6,896
Other assets	1,372	913

Total assets	$582,131	$579,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing accounts	$35,198	$32,214
Interest bearing accounts
NOW accounts	87,787	87,075
Savings and money market	65,924	65,350
Other time deposits	249,330	251,556

Total Deposits	438,239	436,195
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	300	301
Advances from FHLB	81,366	81,319
Dividends payable	437	437
Accrued expenses and other liabilities	2,838	1,796

Total liabilities	533,490	530,358

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized – 500,000 shares; none issued or outstanding at March 31, 2005 and December 31, 2004.	—	—
Common stock par value $0.01 per share: authorized 7,500,000 shares; 4,048,192 issued and 3,639,283 outstanding at March 31, 2005 and December 31, 2004	40	40
Additional paid in capital	25,863	25,863
Retained earnings, substantially restricted	29,701	29,145
Treasury stock (at cost, 408,909 shares at March 31, 2005 and December 31, 2004)	(4,857)	(4,857)
Unearned restricted stock	(121)	(131)
Accumulated other comprehensive income (loss), net of taxes	(1,985)	(687)

Total stockholders’ equity	48,641	49,373

Total liabilities and stockholders’ equity	$582,131	$579,731

The balance sheet at December 31, 2004 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.

Consolidated Statements of Income

(Unaudited)

	For the Three Month Periods Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans receivable	$5,000	$4,720
Interest on investments, tax exempt	208	242
Interest and dividends on investments, taxable	1,607	1,326
Time deposit interest income	10	6

Total interest income	6,825	6,294

Interest expense:
Deposits	2,569	2,429
Subordinated debentures	167	110
Advances from FHLB	682	426

Total interest expense	3,418	2,965

Net interest income	3,407	3,329
Provision for loan losses	300	300

Net interest income after provision for loan losses	3,107	3,029

Non-interest income:
Gain on sale of loans	11	32
Gain on sale of assets	4	—
Service charges	530	381
Gain on the sale of available for sale securities	—	171
Other, net	423	208

Total non-interest income	968	792

Non-interest expenses:
Salaries and benefits	1,433	1,256
Intangible amortization	95	95
Occupancy expense, net	224	169
Data processing	281	198
State deposit taxes	108	116
Loss on sale of fixed assets	—	7
Other operating expenses	523	555

Total non-interest expenses	2,664	2,396

Income before income taxes	1,411	1,425
Income tax expense	418	478

Net income	$993	$947

Basic net income per share	$.27	$.26

Diluted net income per share	$.27	$.26

Dividends per share	$.12	$.12

Weighted average shares outstanding, basic	3,639,283	3,630,396

Weighted average shares outstanding, diluted	3,667,361	3,661,397

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Month Periods Ended March 31
	2005	2004
	(In thousands)
Net income	$993	$947
Other comprehensive income:
Realized gains on the sale of investment securities classified as available for sale, net of tax	—	(113)

Unrealized gain on derivatives, net of tax	119	—

Unrealized holding gains (losses) arising during period net of tax effect of $730 and ($518) for the three months ended March 31, 2005 and 2004, respectively	(1,417)	1,119

Comprehensive income (loss)	$(305)	$1,953

See accompanying Notes to Unaudited Consolidated Financial Statements.

HOPFED BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Periods Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	2,582	902

Cash flows from investing activities Purchase of held to maturity securities	—	(7,114)
Proceeds from maturities of held to maturity securities	108	5,192
Proceeds from sale of available for sale securities	2,769	15,423
Purchase of available for sale securities	—	(18,119)
Net increase in loans receivable	(4,821)	(6,051)
Purchases of premises and equipment	(1,199)	(106)

Net cash used by investing activities	(3,143)	(10,775)

Cash flows from financing activities:
Net increase in demand deposits	4,270	7,571
Net increase (decrease) in time deposits	(2,226)	(3,933)
Increase (decrease) in advances from borrowers for taxes and insurance	(1)	142
Repayment of advances from Federal Home Loan Bank	(953)	(23,717)
Advances from Federal Home Loan Bank	1,000	27,951
Dividends paid	(437)	(435)

Net cash provided by financing activities	1,653	7,579

Increase (decrease) in cash and cash equivalents	1,092	(2,294)
Cash and cash equivalents, beginning of period	18,249	15,178

Cash and cash equivalents, end of period	$19,341	$12,884

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$500

Cash paid for interest	$1,581	$635

See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2005, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2005.

(2)	EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three-months ended March 31, 2005 and 2004. Diluted common shares arise from the potentially dilutive effect of the Company’s Stock Options outstanding.

	Quarters Ended March 31,
	2005	2004
Basic EPS:
Net income	$993,000	$947,000
Average common shares outstanding	3,639,283	3,630,396

Earnings per share	$0.27	$0.26

Diluted EPS:
Net income	$993,000	$947,000
Average common shares outstanding	3,639,283	3,630,396
Dilutive effect of stock options	28,078	31,001

Average diluted shares outstanding	3,667,361	3,661,397

Diluted earnings per share	$0.27	$0.26

(3)	STOCK OPTIONS

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

	For the Quarter Ended March 31,
	2005	2004
	(In thousands)
Net Income
As reported	$993	$947
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(15)	(21)

Pro forma net income	$978	$926

	For the Quarter Ended March 31,
	2005	2004
Earnings per share:
Basic – as reported	$0.27	$0.26
Basic – pro forma	$0.27	$0.26

Diluted – as reported	$0.27	$0.26
Diluted – pro forma	$0.27	$0.26

(4)	INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At March 31, 2005	At December 31, 2004
Asset - Investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – Trust preferred securities	$10,000	$10,000
Common Stock (100% Owned by Hopfed Bancorp, Inc.)	310	310

Total Stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three months ended March 31,
	2005	2004
Income – Interest income from subordinated debentures issued by Hopfed Bancorp, Inc.	150	110

Net Income	150	110

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning Balances, December 31, 2004	$10,000	$310	—	$10,310
Retained earnings:
Net Income	—	—	150	150
Dividends
Trust preferred securities	—	—	(146)	(146)
Common paid to Hopfed Bancorp, Inc.	—	—	(4)	(4)

Total Retained Earnings	—	—	—	—

Ending balances, March 31, 2005	$10,000	$310	—	$10,310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets increased by $2.4 million, from $579.7 million at December 31, 2004 to $582.1 million at March 31, 2005. Securities available for sale decreased from $158.2 million at December 31, 2004 to $153.0 million at March 31, 2005. Federal funds sold decreased from $850,000 at December 31, 2004 to $200,000 at March 31, 2005.

At March 31, 2005, investments classified as “held to maturity” were carried at an amortized cost of $22.7 million and had an estimated fair market value of $22.5 million, and securities classified as “available for sale” had an estimated fair market value of $153.0 million.

The loan portfolio increased $4.4 million during the three months ended March 31, 2005. Net loans totaled $361.2 million and $356.8 million at March 31, 2005 and December 31, 2004, respectively. For the three months ended March 31, 2005, the average yield on loans was 5.61%, compared to 5.55% for the year ended December 31, 2004.

The allowance for loan losses totaled $3.4 million at March 31, 2005, an increase of $150,000 from an allowance of $3.3 million at December 31, 2004. The ratio of the allowance for loan losses to loans was 0.94% and 0.91% at March 31, 2005 and December 31, 2004, respectively. Also at March 31, 2005, non-performing loans were $533,000, or 0.15% of total loans, compared to $653,000, or 0.18% of total loans, at December 31, 2004. Non-performing assets, which include other real estate owned and other assets owned, were $698,000, or 0.12% of total assets at March 31, 2005, compared to $764,000, or 0.13% of assets, at December 31, 2004. The ratio of allowance for loan losses to non-performing loans at March 31, 2005 and December 31, 2004 was 642.4% and 501.2%, respectively.

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

At March 31, 2005, deposits increased to $438.2 million from $436.2 million at December 31, 2004, a net increase of $2.0 million. The average cost of deposits during the period ended March 31, 2005, March 31, 2004, and the year ended December 31, 2004 was 2.35%, 2.46%, and 2.27%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net Income. Net income for the three months ended March 31, 2005 was $ 993,000, compared to net income of $947,000 for the three months ended March 31, 2004.

Net Interest Income. Net interest income for the three months ended March 31, 2005 was $3.4 million, compared to $3.3 million for the three months ended March 31, 2004. The increase in net interest income for the three months ended March 31, 2005 was primarily due to an increase in both total loans outstanding and investments. For the three months ended March 31, 2005, the Company’s average tax equivalent yield on average interest-earning assets was 5.15%, compared to 5.12% for the three months ended March 31, 2004, and its average cost of interest-bearing liabilities was 2.75% for the three months ended March 31, 2005, compared to 2.59% for the three months ended March 31, 2004. As a result, the Company’s tax equivalent interest rate spread for the three months ended March 31, 2005 was 2.40%, compared to 2.53% for the three months ended March 31, 2004, and its net yield on interest-earning assets was 2.61% for the three months ended March 31, 2005, compared to 2.75% for the three months ended March 31, 2004.

Interest Income. Interest income increased by $531,000 from $6.3 million to $6.8 million, or by 8.4%, during the three months ended March 31, 2005 compared to the same period in 2004. This increase primarily resulted from growth in the loan and investment portfolios. The average balance of loans receivable increased $19.7 million from $337.1 million at March 31, 2004 to $356.8 million at March 31, 2005. The average balance of investment securities increased $20.1 million, from $159.2 million at March 31, 2004 to $179.3 million at March 31, 2005. Average time deposits and other interest-earning cash deposits decreased $ 1.8 million, from $3.2 million at March 31, 2004 to $ 1.4 million at March 31, 2005. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 109.18% for the three months ended March 31, 2004 to 108.1% for the three months ended March 31, 2005. The decline in the interest earning asset ratio is largely the result of increases in fixed assets due to the purchases of two parcels of land with the intent to construct new retail offices in both locations during 2005 and 2006.

Interest Expense. Interest expense increased $453,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The increase was primarily attributable to a higher cost of deposits and borrowings due to increases in short term interest rates. The average cost of average interest-bearing deposits increased from 2.46% at March 31, 2004 to 2.53% at March 31, 2005. Over the same period, the average balance of deposits increased $15.5 million, from $421.0 million at March 31, 2004 to $436.5 million at March 31, 2005 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $28.3 million, from $52.9 million at March 31, 2004 to $81.2 million at March 31, 2005. The average cost of average borrowed funds from the FHLB increased from 3.22% at March 31, 2004 to 3.36% at March 31, 2005. As a result of a sharp increase in the three-month libor, the Company’s interest expense associated with the $10.3 million subordinated debenture issuance increased to 6.48% for the three month period ended March 31, 2005 as compared to 4.27% for the same period in 2004. The interested interest expense associated with the subordinated debentures included approximately $21,000 in cost related to an interest rate swap entered into in October of 2004 to effectively fix the cost of this liability through September of 2008.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $300,000 provision for loan loss was required for the three months ended March 31, 2005.

Non-Interest Income. There was a $176,000 increase in non-interest income in the three months ended March 31, 2005 as compared to the same period in 2004. For the three-month period ended March 31, 2005, service charge income was $530,000, an increase of $149,000 over the same period in 2004. The increase in service charge income is largely the result of a new overdraft protection product. Other income increased over $200,000 during the same period, largely the result of improved operating results from the Company’s insurance and investment subsidiaries. For the three months ended March 31, 2005, gains on the sale of loans were $11,000 as compared to $32,000 in the same period in 2004. For the three months ended March 31, 2005, the Company experienced no gains on the sale of investments as compared to a gain of $171,000 for the same period in 2004.

Non-Interest Expenses. There was a $268,000 increase in total non-interest expenses in the three months ended March 31, 2005 compared to the same period in 2004, primarily due to additional compensation and professional services expense. During 2005, the Company anticipates that non-interest expense will increase approximately $300,000 as a result of Management’s efforts to comply with Sarbanes-Oxley requirements. Both professional services and compensation expense will be affected by Sarbanes-Oxley.

Income Taxes. The effective tax rate for the three months ended March 31, 2005 was 29.6%, compared to 33.5% for the same period in 2004.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2005, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2005.

	At March 31, 2005
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible Capital	$55,584	9.60%	$54,046	9.35%
Core Capital	$55,584	9.60%	$54,046	9.35%
Risk-Based Capital	$58,858	17.25%	$57,470	16.88%

At March 31, 2005, the Bank had outstanding commitments to originate loans totaling $9.7 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2005 totaled $101.8 million. Management believes that a significant percentage of such deposits will remain with the Bank. At March 31, 2005, the Bank had noncancelable purchase obligations and fixed asset purchases of approximately $6.0 million.

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were reported. The provisions of this Statement are effective for the first fiscal year reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in Company’s interest rate risk profile have occurred during the three months ended March 31, 2005. In general, a moderate increase in interest rates will modestly improve the Company’s net interest margin due to the Company’s high concentration of variable rate mortgage loans. The Company’s interest expense on deposits would increase if market rates increase, as approximately 3.0% to 5.0% of total time deposits mature on a monthly basis and demand deposit accounts may re-price. However, the market value of the Company’s investment portfolio would decline and its average life and modifed duration extend if interest rates increase. A severe increase in rates, generally considered to be an increase of 2.0% or more in one year, would adversely affect both net income and the net present value of the Company’s assets.

Item 4. Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud will be detected.

Effective in 2006, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and has retained an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting.

There were not changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasaonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None

(b)	None

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2005 through January 31, 2005	—	—	—	91,091
February 1, 2005 through February 29, 2005	—	—	—	91,091
March 1, 2005 through March 31, 2005	—	—	—	91,091

Total	—	—	—

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 31, 2005, a total of 208,909 shares of common stock had been repurchased under the current program. No shares were repurchased during the quarter ended March 31, 2005.

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

HOPFED BANCORP, INC.

Date: May 13, 2005	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 13, 2005	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer