Form 10-Q
period 2005-06-30
HOPFED BANCORP INC
filed 2005-08-15
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 12, 2005, the registrant had issued and outstanding 3,647,917 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

	June 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
ASSETS

Cash and due from banks	$18,851	$17,357
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	403	42
Federal funds sold	1,830	850

Total cash and cash equivalents	21,084	18,249
Securities available for sale	150,913	155,166
Federal Home Loan Bank stock	3,127	3,015
Securities held to maturity, market value of $22,743 and $22,721 at June 30, 2005 and December 31, 2004, respectively	22,733	22,768
Loans receivable, net of allowance for loan losses of $3,664 at June 30, 2005, and $3,273 at December 31, 2004, respectively	367,198	356,825
Goodwill	3,689	3,689
Intangible assets	1,565	1,755
Bank owned life insurance	7,029	6,896
Accrued interest receivable	2,972	3,053
Premises and equipment, net	6,860	6,307
Building construction in process	1,434	393
Deferred tax asset	762	702
Other assets	1,736	913

Total assets	$591,102	$579,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Non-interest bearing deposits	$31,164	$32,214
Interest bearing accounts:
Now accounts	86,153	87,075
Savings & money market accounts	88,447	65,350
Other time deposits	246,910	251,556

Total deposits	452,674	436,195

Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	502	301
Advances from FHLB	74,971	81,319
Dividends payable	438	437
Accrued expenses and other liabilities	1,811	1,796

Total liabilities	540,706	530,358

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,056,826 issued and 3,647,917 outstanding at June 30, 2005 and 4,048,192 issued and 3,639,283 outstanding at December 31, 2004, respectively	41	40
Additional paid in capital	26,001	25,863
Retained earnings, substantially restricted	30,329	29,145
Treasury stock at cost, 408,909 shares at June 30, 2005 and December 31, 2004	(4,857)	(4,857)
Unearned restricted stock	(249)	(131)
Accumulated other comprehensive loss, net of taxes	(869)	(687)

Total stockholders’ equity	50,396	49,373

Total liabilities and stockholders’ equity	$591,102	$579,731

The balance sheet at December 31, 2004 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest on loans	$5,189	$4,814	$10,189	$9,534
Interest on investments, tax exempt	162	258	370	500
Interest and dividends on investments, taxable	1,578	1,517	3,185	2,843
Time deposit interest income	7	3	17	9

Total interest and dividend income	6,936	6,592	13,761	12,886

Interest expense:
Interest on deposits	2,699	2,358	5,268	4,787
Interest on subordinated debentures	166	111	333	221
Interest on advances from FHLB.	699	585	1,381	1,011

Total interest expense.	3,564	3,054	6,982	6,019

Net interest income	3,372	3,538	6,779	6,867
Provision for loan losses	300	300	600	600

Net interest income after provision for loan losses	3,072	3,238	6,179	6,267

Non-interest income:
Service charges	566	450	1,096	835
Gain on sale of loans	54	25	65	57
Gain on sale of securities	363	3	363	174
Bank owned life insurance	66	76	134	140
Gain on sale of fixed assets	—	—	4	—
Financial services commissions	98	117	298	203
Other, net	164	34	319	88

Total non-interest income	1,311	705	2,279	1,497

Non-interest expenses:
Salaries and benefits	1,447	1,271	2,880	2,527
Occupancy expense, net	260	175	484	344
State tax on deposits	121	104	229	220
Data processing	238	219	519	417
Loss on sale of equipment	—	—	—	7
Intangible amortization	95	95	190	190
Advertising	199	94	339	225
Professional services	166	163	326	289
Other operating expenses	330	274	553	572

Total non-interest expenses	2,856	2,395	5,520	4,791

Income before income taxes	1,527	1,548	2,938	2,973
Income tax expense	462	507	880	985

Net income	$1,065	$1,041	$2,058	1,988

Basic net earnings per share	$0.29	$0.29	$0.57	$0.55

Diluted net earnings per share	$0.29	$0.28	$0.56	$0.54

Dividends per share	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding, basic	3,640,706	3,631,515	3,639,999	3,630,955

Weighted average shares outstanding, diluted	3,666,305	3,659,691	3,666,848	3,660,581

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net Income	$1,065	$1,041	$2,058	$1,988

Other comprehensive income, net of tax
Unrealized holding (loss) gains arising during period net of tax effect of ($627) and $1,534 for the three months ended June 30, 2005 and 2004, respectively, and $104 and $957 for the six months ended June 30, 2005 and 2004, respectively	1,217	(2,977)	(201)	(1,857)

Unrealized gain (loss) on derivatives, net of tax	(85)	—	35	—
Reclassification adjustment for gains included in net income	(16)	(1)	(16)	(115)

Comprehensive (loss) income	$2,181	$(1,937)	$1,876	$16

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$2,202	$2,698

Cash flows from investing activities:
Purchases from held-to-maturity securities	—	(20,036)
Proceeds from maturity of held-to-maturity securities	192	5,332
Proceeds from sale of available-for-sale securities	13,962	22,136
Purchases of available-for-sale securities	(9,856)	(44,946)
Purchase of FHLB stock	(41)	(388)
Net increase in loans	(11,300)	(17,138)
Purchases of premises and equipment	(1,783)	(510)

Net cash used in investing activities	(8,826)	(55,550)

Cash flows from financing activities:
Net increase in demand deposits	21,119	4,264
Net decrease in time deposits	(4,640)	(5,287)
Advances from FHLB	44,100	54,434
Payment made to FHLB	(50,448)	(2,302)
Increase in advance payments by borrowers for taxes and insurance	201	234
Net dividends paid	(873)	(873)

Net cash provided by financing activities	9,459	50,470

Increase (decrease) in cash and cash equivalents	2,835	(2,382)
Cash and cash equivalents, beginning of period	18,249	15,178

Cash and cash equivalents, end of period	$21,084	$12,796

Supplemental disclosures of cash flow information
Cash paid for income taxes	$940	$975

Cash paid for interest	$4,952	$6,086

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2005.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2004 Consolidated Financial Statements.

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six-months ending June 30, 2005 and 2004. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended June 30,
	2005	2004
Basic EPS:
Net income	$1,065,000	$1,041,000
Average common shares outstanding	3,640,706	3,631,515

Earnings per share	$0.29	$0.29

Diluted EPS:
Net income	$1,065,000	$1,041,000

Average common shares outstanding	3,640,706	3,631,515
Dilutive effect of stock options	25,599	28,176

Average diluted shares outstanding	3,666,305	3,659,691

Diluted earnings per share	$0.29	$0.28

	Six Months Ended June 30,
	2005	2004
Basic EPS:
Net income	$2,058,000	$1,988,000
Average common shares outstanding	3,639,999	3,630,955

Earnings per share	$0.57	$0.55

Diluted EPS:
Net income	$2,058,000	$1,988,000

Average common shares outstanding	3,639,999	3,630,955
Dilutive effect of stock options	26,849	29,626

Average diluted shares outstanding	3,666,848	3,660,581

Diluted earnings per share	$0.56	$0.54

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

	For the Quarters Ended June 30,
	2005	2004
	(In thousands)
Net income as reported	$1,065	$1,041

Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(15)	(31)

Pro forma net income	$1,050	$1,010

	For the Quarters Ended June 30,
	2005	2004
Earnings per share:
Basic – as reported	$0.29	$0.29
Basic – pro forma	$0.29	$0.28
Diluted – as reported	$0.29	$0.28
Diluted – pro forma	$0.29	$0.28

	For the Six Months Ended June 30,
	2005	2004
	(In thousands)
Net income as reported	$2,058	$1,988
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(30)	(52)

Pro forma net income	$2,028	$1,936

	For the Six Months Ended June 30,
	2005	2004
Earnings per share:
Basic – as reported	$0.57	$0.55
Basic – pro forma	$0.56	$0.53
Diluted – as reported	$0.56	$0.54
Diluted – pro forma	$0.55	$0.53

Note (4) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At June 30, 2005	At December 31, 2004
Asset - Investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – Trust preferred securities	$10,000	$10,000
Common Stock (100% Owned by Hopfed Bancorp, Inc.)	310	310

Total Stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income – Interest income from subordinated debentures issued by Hopfed Bancorp, Inc.	157	111	307	221

Net Income	157	111	307	221

Summary Statement of Stockholder’s Equity

	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning Balances, December 31, 2004	$10,000	$310	—	$10,310
Retained earnings:
Net Income	—	—	307	307
Dividends
Trust preferred securities	—	—	(298)	(298)
Common stock paid to Hopfed Bancorp, Inc.	—	—	(9)	(9)

Total Retained stock Earnings	—	—	—	—

Ending balances, June 30, 2005	$10,000	$310	—	$10,310

Note (5) LONG-TERM INCENTIVE PLAN AND EXECUTIVE COMPENSATION

On June 15, 2005, 8,634 shares of restricted stock were awarded to executive management and members of the Company’s Board of Directors under the HopFed Bancorp, Inc. Long-Term Incentive Plan. The stock awards vest over a four-year period and vesting may accelerate under certain conditions. The stock was awarded from authorized but unissued shares on the date of the grant. The Company recorded the stock awards at the market value on the date of the grant ($15.99 per share) as unearned compensation in stockholders’ equity and will amortize the grants over the vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased by $11.4 million, from $579.7 million at December 31, 2004 to $591.1 million at June 30, 2005. Securities available for sale decreased from $155.2 million at December 31, 2004 to $150.9 million at June 30, 2005. Federal funds sold increased from $850,000 at December 31, 2004, to $1.8 million at June 30, 2005.

At June 30, 2005, investments classified as “held to maturity” were carried at an amortized cost of $22.7 million and had an estimated fair market value of $22.7 million, and securities classified as “available for sale” had an estimated fair market value of $150.9 million.

The loan portfolio increased $10.4 million during the six months ended June 30, 2005. Net loans totaled $367.2 million and $356.8 million at June 30, 2005 and December 31, 2004, respectively. For the six months ended June 30, 2005, the average yield on loans was 5.65%, compared to 5.55% for the year ended December 31, 2004.

The allowance for loan losses totaled $3.7 million at June 30, 2005, an increase of approximately $400,000 from the allowance of $3.3 million at December 31, 2004. The ratio of the allowance for loan losses to loans was 0.99% at June 30, 2005 and 0.91% at December 31, 2004. Also at June 30, 2005, non-performing loans were $693,000, or 0.19% of total loans, compared to $653,000, or 0.18% of total loans, at December 31, 2004, and the ratio of allowance for loan losses to non-performing loans at June 30, 2005 and December 31, 2004 was 528.7% and 501.2%, respectively. The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis.

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years. The Company had $55,000 in real estate owned and $125,000 of other assets owned at June 30, 2005. The Company’s non-performing assets at June 30, 2005 totaled $873,000, or 0.15% of total assets. At December 31, 2004, the Company had $2.3 million in loans classified as special mention, $814,000 classified as substandard and $97,000 classified as doubtful. At June 30, 2005, the Company had no loans classified as special mention, $1.6 million classified as substandard and $487,000 classified as doubtful.

At June 30, 2005, deposits increased to $452.7 million from $436.2 million at December 31, 2004, an increase of $16.5 million. The average cost of deposits during the three and six-month periods ended June 30, 2005 and the year ended December 31, 2004 was 2.45%, 2.40% and 2.26%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area. Management’s current business plan focuses on growing the Company’s deposit base for non-interest bearing and demand deposit accounts and maintaining a lesser dependence on high cost time deposit accounts.

Comparison of Operating Results for the Six-Months Ended June 30, 2005 and 2004

Net Income. Net income for the six months ended June 30, 2005 was $ 2.1 million, compared to net income of $2.0 million for the six months ended June 30, 2004.

Net Interest Income. Net interest income for the six months ended June 30, 2005 was $6.8 million, compared to $6.9 million for the six months ended June 30, 2004. The decline in net interest income for the six months ended June 30, 2005 was due to the an increase in short term interest rates and lower long term interest rates. As a result, the Bank’s cost of deposits has increased at a rate greater than its yield on earning assets. For the six months ended June 30, 2005, the Bank’s average tax equivalent yield on average interest-earning assets was 5.18%, compared to 5.10% for the six months ended June 30, 2004, and its average cost of interest-bearing liabilities was 2.81% for the six months ended June 30, 2005, compared to 2.54% for the six months ended June 30, 2004. As a result, the Bank’s interest rate spread for the six months ended June 30, 2005 was 2.36%, compared to 2.55% for the six months ended June 30, 2004, and its net yield on interest-earning assets was 2.58% for the six months ended June 30, 2005, compared to 2.76% for the six months ended June 30, 2004. See Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Interest Income. Interest income increased by approximately $900,000 from $12.9 million to $13.8 million, or by 7.0%, during the six months ended June 30, 2005 compared to the same period in 2004. This increase primarily resulted from an increase in the average balance of the loan and investment portfolio. The average balance of taxable securities available for sale increased $9.7 million, from $121.6 million at June 30, 2004, to $131.3 million at June 30, 2005, while the average balance of securities held to maturity increased $3.1 million, from $19.6 million at June 30, 2004 to $22.7 million at June 30, 2005. The average balance of tax-free securities available for sale declined from $28.0 million at June 30, 2004 to $21.3 million at June 30, 2005. In addition, average time deposits and other interest-earning cash deposits declined approximately $700,000, from $2.4 million at June 30, 2004 to $1.7 million at June 30, 2005. Overall, average total interest-earning assets for the six-month period ended June 30, 2005 were $537.8 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 108.7% for the six months ended June 30, 2004 to 108.3% for the six months ended June 30, 2005.

Interest Expense. Interest expense increased by approximately $1.0 million, or 16.7%, to $7.0 million for the six months ended June 30, 2005, compared to $6.0 million for the same period in 2004. The increase was attributable to an increase in short-term market interest rates and increased competition for deposits. The average cost of average interest-bearing deposits increased from 2.42% for the six months ended June 30, 2004 to 2.59% for the six months ended June 30, 2005. Over the same periods, the average balance of interest-bearing deposits increased $11.3 million, from $395.1 million for the six months ended June 30, 2004 to $406.4 million for the six months ended June 30, 2005, or 2.9%. Interest expense on subordinated debentures increased from $221,000 for the six months ended June 30, 2004 to $333,000 for the six months ended June 2005. This increase was the result of a sharp increase in the three-month LIBOR. In October 2004, the Company entered into a four-year interest rate swap in the amount of $10 million.

The Company is paying 3.53% fixed and receiving the equivalent of the three-month LIBOR. For the six-month period ending June 30, 2005, the Company has recognized an expense of $36,000 related to the interest rate swap. The average cost of FHLB borrowings increased from 2.99% for the six-month period ended June 30, 2004 to 3.47% million for the six month period ended June 30, 2005.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $600,000 provision for loan losses was required for the six months ended June 30, 2005 and 2004.

Non-Interest Income. There was an increase in non-interest income of approximately $800,000 for the six-month period ending June 30, 2005 as compared to the same period in 2004. This increase is the result of income on demand deposit accounts and gains on the sale of securities, primarily due to a $328,800 gain on the sale of stock in Intrieve, Inc., the Company’s data processor, to Harland Financial Services.

Gains on the sales of securities increased from $174,000 at June 30, 2004 to $363,000 at June 30, 2005. Service charge income increased approximately $265,000 from $835,000 for the six months ended June 30, 2004 to $1.1 million for the six months ended June 30, 2005.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $700,000 for the six months ended June 30, 2005 compared to the same period in 2004. Operating expenses have increased due to staffing requirements. Other operating expenses have increased due to increased fees associated with staff and compliance associated with requirements under the Sarbanes-Oxley Act of 2002, as well as increased professional and marketing expenses.

Income Taxes. The effective tax rate for the six months ended June 30, 2005 was 30.0%, compared to 33.1% for the same period in 2004.

Comparison of Operating Results for the Three-Months Ended June 30, 2005 and 2004

Net Income. Net income for the three months ended June 30, 2005 was $1,065,000 compared to net income of $1,041,000 for the three months ended June 30, 2004. The increase in net income for the three months ended June 30, 2005 was the result of the gain on the sale of Intrieve Inc. stock mentioned above as well as increased fee income on deposit accounts.

Net Interest Income. Net interest income for the three months ended June 30, 2005 and June 30, 2004 was $3.4 million and $3.5 million, respectively. For the three months ended June 30, 2005, the average tax equivalent yield on total interest-earning assets was 5.21%, compared to 5.06% for the three months ended June 30, 2004, and the average cost of interest-bearing liabilities was 2.88% for the three months ended June 30, 2005, compared to 2.50% for the three months ended June 30, 2004. As a result, the interest rate spread for the three months ended June 30, 2005 was 2.34%, compared to 2.56% for the three months ended June 30, 2004, and the net yield on interest-earning assets was 2.56% for the three months ended June 30, 2005, compared to 2.76% for the three months ended June 30, 2004.

Interest Income. Interest income increased approximately $300,000 from $6.6 million to $6.9 million, or by 5.2%, during the three months ended June 30, 2005 compared to the same period in 2004. This increase was the result of an increase in both loans outstanding and loan portfolio yields. The average balance of taxable securities available for sale increased $2.3 million, from $127.5 million at June 30, 2004 to $129.8 million at June 30, 2005, while the average balance of tax-free securities available for sale decreased $10.0 million, from $28.8 million at June 30, 2004 to $18.8 million at June 30, 2005. Securities held to maturity decreased approximately $900,000, from $23.6 million at June 30, 2004 to $22.7 million at June 30, 2005. In addition, average time deposits and other interest-earning cash deposits declined approximately $600,000, from $1.7 million at June 30, 2004 to $1.1 million at June 30, 2005. The average balance of loans receivable at June 30, 2005 was $365.1 million, an increase of $17.0 million from the average balance at June 30, 2004. Average total interest-earning assets for the quarter ended June 30, 2005 were $537.4 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 108.42% for the three-month period ended June 30, 2004 and 108.48% for the three-month period ending June 30, 2005.

Interest Expense. Interest expense increased approximately $500,000, or 16.7%, to $3.6 million for the three months ended June 30, 2005 as compared to the same period in 2004. The increase was attributable to a higher cost of funding interest-bearing deposits, FHLB advances and subordinated debentures as well as higher balances of interest bearing deposits. The average cost of average interest-bearing deposits increased from 2.38% at June 30, 2004 to 2.65% at June 30, 2005. Over the same period, the average balance of deposits increased $16.0 million, from $424.1 million at June 30, 2004 to $440.1 million at June 30, 2005, or 3.8%. The average balance of advances from the FHLB was $78.0 million at June 30, 2005, compared to $82.4 million at June 30, 2004. The average cost of FHLB advances at June 30, 2005 was 3.58%, compared to 2.84% at June 30, 2004. The average cost of subordinated debentures at June 30, 2005 was 6.44%, compared to 4.31% at June 30, 2004. The Company incurred $11,000 of interest expense during the three-month period ending June 30, 2005 as a result of an interest rate swap related to the subordinated debenture.

Provision for Loan Losses. The Bank determined that an additional $300,000 provision for loan losses was required for the three months ended June 30, 2005 and 2004, respectively.

Non-Interest Income. There was a $600,000 increase in non-interest income for the three-month period ending June 30, 2005 as compared to the same period in 2004. This increase was the result of gains on the sale of securities, loans held for sale and an increase in deposit fee income.

Non-Interest Expenses. There was an approximate $460,000 increase in total non-interest expenses in the three months ended June 30, 2005 compared to the same period in 2004, primarily due to increases in staffing, occupancy and advertising expenses.

Income Taxes. The effective tax rate for the three months ended June 30, 2005 was 30.3%. The effective tax rate for the three-month period ending June 30, 2004 was 32.8%.

Liquidity and Capital Resources

The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its initial operations and liquidity needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. The primary regulators of the Bank and the Company are the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2005, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at June 30, 2005.

	At June 30, 2005
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible capital	$56,318	9.31%	$52,363	8.94%
Core capital	$56,318	9.31%	$52,363	8.94%
Risk-based capital	$59,951	17.01%	$56,027	14.97%

At June 30, 2005, the Bank had outstanding commitments to originate loans totaling $8.8 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. At June 30, 2005, time deposits which are scheduled to mature in one year or less from June 30, 2005 totaled $107.2 million. Management believes that a significant percentage of such deposits will remain with the Bank. At June 30, 2005, the Bank had noncancelable purchase obligations incurred in connection with the construction of a new retail location and operations center of approximately $4.5 million.

At June 30, 2005, the Company has outstanding borrowings of $75.0 million from the Federal Home Loan Bank of Cincinnati with maturities ranging from three months to eight years. These borrowings are secured by a blanket security agreement pledging the Company’s 1-4 family first mortgage loans. At June 30, 2005, the Company has approximately $195 million in 1-4 family first mortgages that may be pledged under this agreement.

The Company engages in the activity of accepting large municipal deposits within its normal operating area. Kentucky law requires that financial institutions accepting municipal deposits in excess of FDIC insurance limits provide a pledge of acceptable collateral or surety bond. At June 30, 2005, the Company had approximately $100.1 million of its investment portfolio pledged to support deposits of approximately 75 municipal organizations in Kentucky and Tennessee.

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services as performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were reported. The provisions of this Statement are effective for the first fiscal year reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. However, the Company models its statement of financial condition and income statement in an effort to manage its interest rate risk.

The Company’s analysis of interest rate risk assumes parallel shifts in interest rates (rates rising uniformly over the entire spectrum of the interest rate curve). At June 30, 2005, the Company’s analysis of the change in net interest income over the next twelve months resulting from changes in interest rates is as follows:

	Down 2%	Down 1%	Up 1%	Up 2%
Net Interest Income	$(1,471)	$(252)	$145	$785

Changes in net interest income may not be uniform during the twelve-month period due to the uneven nature of loan repricings and time deposit maturities.

During the first six months of 2005, short-term market interest rates increased significantly while longer-term rates (identified by the five and ten year treasury bills) have declined, resulting in a continued flattening of the yield curve. As a result, the Company has experienced a substantial shift in customer demand for fixed rate first mortgages sold on the secondary market and away from adjustable rate 1-4 family mortgages. Given the current yield curve, long term fixed rate mortgages are substantially less expensive than the Company’s current adjustable rate loan offerings.

In the three and six month periods ended June 30, 2005, the Company’s interest margin and net interest income have declined. In the last year, short-term interest rates have increased by more than 200 basis points, while medium and long-term rates have remained flat. In the next six months, the Company has approximately $60 million in adjustable rate loans scheduled to reprice. The weighted average rate on these loans is 5.13%, and the fully indexed rate currently is 6.625%. However, the vast majority of the Company’s loans have a 1% annual cap that will limit upward adjustments. Given the periodic timing and caps on these adjustments, any improvement in the Company’s net interest margin may be slow and dependent on future interest rate trends. Based on current results, the Company anticipates that its net interest margin will remain low and may continue to decline for as long as the yield curve continues to flatten.

The Company’s goal is for the Bank’s net interest expense to increase at a rate much slower than that of its peer group and competitors in a rising interest rate environment due to a decreasing reliance on time deposits. At this time, the Company remains highly dependent on time deposits for funding. To significantly reduce its cost of funds, the Company must increase its percentage of non-interest bearing deposits to total deposits, currently at 8%. The Company’s intermediate goal of non-interest bearing deposits to total deposits is 12% with a long-term goal of 17.50%. To increase its non-interest deposit balances, the Company is investing in new products, locations, and automated teller machines. However, non-interest bearing deposit growth completed without the assistance of an acquisition is slow, may take several years and may never reach the goals set forth by management.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None

(b)	None

(c)	The following table provides information about purchases by the Company during the quarter ended June 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2005 through April 30, 2005	—	—	—	91,091
May 1, 2005 through May 31, 2005	—	—	—	91,091
June 1, 2005 through June 30, 2005	—	—	—	91,091

Total	—	—	—

On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of 300,000 shares of Common Stock. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, prices of the Company’s Common Stock, corporate cash requirements and other factors. As of June 30, 2005, a total of 208,909 shares of Common Stock had been repurchased under the current program. No shares were repurchased during the quarter ended June 30, 2005. The current stock repurchase program remains open until the Company completes the purchase of all fully authorized shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2005, the Company held its Annual Meeting of Stockholders at which the following matter was considered and voted on:

Proposal I – Election of Directors:

Nominees	For	Withheld
Gilbert E. Lee	2,794,272	73,398
Boyd M. Clark	2,784,276	83,394
Dr. Harry J. Dempsey	2,799,470	68,200

There were no abstentions or broker non-votes.

Item 5. Other Information

On July 22, 2005, the Company announced its results of operations for the second quarter ended June 30, 2005. A copy of the related press release is attached as Exhibit 99.1 and incorporated by reference herein.

On June 15, 2005, The Company’s Compensation Committee recommended to the Board of Directors that 8,634 shares of restricted stock be awarded to executive management and members of the Company’s Board of Directors as provided in the HopFed Bancorp, Inc. Long-Term Incentive Plan. The stock awards vest over a four-year period and vesting may accelerate under certain conditions. The stock was awarded from authorized but unissued shares on the date of the grant. The Company recorded the stock awards at the market value on the date of the grant ($15.99 per share) as unearned compensation in stockholders’ equity and will amortize the grants over the vesting period.

On June 15, 2005, the Board of Directors approved the following base salary increases for the Company’s named executive officers, effective July 1, 2005:

Executive	Previous Base Salary	New Base Salary	Incentive Shares Awarded
John E. Peck	$178,500	$196,350	1,841
Michael L. Woolfolk	$149,100	$159,537	1,496
Billy C. Duvall	$102,000	$114,240	1,071
Boyd M. Clark	$96,600	$101,430	951

On June 15, 2005, the terms of employment agreements with Messrs. Peck, Woolfolk and Duvall were extended through the agreements’ respective anniversary dates in 2008.

Item 6. Exhibits

Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer

99.1	Press Release dated July 22, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 15, 2005	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 15, 2005	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer