Form 10-Q
period 2005-09-30
HOPFED BANCORP INC
filed 2005-11-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005, the Registrant had issued and outstanding 3,647,917 shares of the Registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

	September 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$15,556	$17,357
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	72	42
Federal funds sold	850	850

Total cash and cash equivalents	16,478	18,249
Securities available for sale	176,708	155,166
FHLB stock, at cost	3,166	3,015
Securities held to maturity, market value of $18,010 and $22,721 at September 30, 2005 and December 31, 2004, respectively	18,237	22,768
Loans receivable, net of allowance for loan losses of $3,817 at September 30, 2005, and $3,273 at December 31, 2004, respectively	373,638	356,825
Goodwill	3,689	3,689
Intangible assets	1,471	1,755
Bank owned life insurance	7,092	6,896
Accrued interest receivable	3,724	3,053
Premises and equipment, net	7,080	6,307
Building construction in process	2,682	393
Other Real Estate and Assets Owned	213	111
Deferred tax asset	1,268	702
Other assets	1,219	802

Total assets	$616,665	$579,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Non-interest bearing deposits	$32,455	$32,214
Interest bearing accounts:
Now accounts	100,009	87,075
Savings and money market accounts	84,763	65,350
Other time deposits	252,467	251,556

Total deposits	469,694	436,195

Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	525	301
Advances from FHLB	83,573	81,319
Dividends payable	438	437
Accrued expenses and other liabilities	2,149	1,796

Total liabilities	566,689	530,358

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at September 30, 2005 and December 31, 2004.	—	—
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,056,826 issued and 3,647,917 outstanding at September 30, 2005 and 4,048,192 issued and 3,639,283 outstanding at December 31, 2004, respectively	41	40
Additional paid in capital	26,001	25,863
Retained earnings, substantially restricted	30,911	29,145
Treasury stock at cost, 408,909 shares at September 30, 2005 and December 31, 2004	(4,857)	(4,857)
Unearned restricted stock	(231)	(131)
Accumulated other comprehensive loss, net of taxes	(1,889)	(687)

Total stockholders’ equity	49,976	49,373

Total liabilities and stockholders’ equity	$616,665	$579,731

The balance sheet at December 31, 2004 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest on loans	$5,634	$4,842	$15,823	$14,375
Interest on investments, tax exempt	147	258	517	758
Interest and dividends on investments, taxable	1,772	1,663	4,957	4,497
Time deposit interest income	63	6	80	15

Total interest and dividend income	7,616	6,769	21,377	19,645

Interest expense:
Interest on deposits	3,157	2,420	8,425	7,205
Interest on subordinated debentures	174	119	507	330
Interest on advances from FHLB.	686	623	2,067	1,634

Total interest expense.	4,017	3,162	10,999	9,169

Net interest income	3,599	3,607	10,378	10,476
Provision for loan losses	300	300	900	900

Net interest income after provision for loan losses	3,299	3,307	9,478	9,576

Non-interest income:
Service charges	498	347	1,594	980
Gain on sale of loans	45	14	110	70
Gain on sale of securities	16	125	379	300
Bank owned life insurance	62	66	196	204
Gain on sale of fixed assets	—	—	4	—
Financial services commissions	121	113	419	316
Other, net	228	181	547	471

Total non-interest income	970	846	3,249	2,341

Non-interest expenses:
Salaries and benefits	1,491	1,340	4,371	3,868
Occupancy expense, net	236	187	720	531
State tax on deposits	125	117	354	338
Data processing	302	229	821	646
Loss on sale of equipment	—	—	—	7
Intangible amortization	94	95	284	305
Advertising	151	183	490	408
Professional services	181	144	507	433
Other operating expenses	218	282	771	831

Total non-interest expenses	2,798	2,577	8,318	7,367

Income before income taxes	1,471	1,576	4,409	4,550
Income tax expense	450	511	1,330	1,497

Net income	$1,021	$1,065	$3,079	3,053

Basic net earnings per share	$0.28	$0.29	$0.85	$0.84

Diluted net earnings per share	$0.28	$0.29	$0.84	$0.83

Dividends per share	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding, basic	3,647,917	3,638,152	3,642,667	3,633,379

Weighted average shares outstanding, diluted	3,672,394	3,665,525	3,668,724	3,662,276

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net Income	$1,021	$1,065	$3,079	$3,053

Other comprehensive income, net of tax
Unrealized holding (loss) gains arising during period net of tax effect of ($574) and $1,032 for the three months ended September 30, 2005 and 2004, respectively, and ($677) and $118 for the nine months ended September 30, 2005 and 2004, respectively	(1,114)	2,086	(1,315)	229

Unrealized gain on derivatives, net of tax	94	—	129	—

Reclassification adjustment for gains included in net income	—	(82)	(16)	(198)

Comprehensive income	$1	$3,069	$1,877	$3,084

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:

Net cash provided by operating activities	$4,559	$5,323

Cash flows from investing activities:
Purchases of held-to-maturity securities	—	(12,602)
Proceeds from maturity of held-to-maturity securities	4,742	2,102
Proceeds from sale of available-for-sale securities	24,220	44,815
Purchases of available-for-sale securities	(48,519)	(49,380)
Purchase of FHLB stock	(41)	(388)
Net increase in loans	(18,052)	(16,968)
Purchases of premises and equipment	(3,345)	(1,077)

Net cash used in investing activities	(40,995)	(33,498)

Cash flows from financing activities:
Net increase in demand deposits	32,588	17,535
Net increase (decrease) in time deposits	911	(5,938)
Advances from FHLB	83,600	74,450
Payment made to FHLB	(81,346)	(47,083)
Increase in advance payments by borrowers for taxes and insurance	224	324
Net dividends paid	(1,312)	(1,306)

Net cash provided by financing activities	34,665	37,982

Increase (decrease) in cash and cash equivalents	(1,771)	9,807
Cash and cash equivalents, beginning of period	18,249	15,178

Cash and cash equivalents, end of period	$16,478	$24,985

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,390	$1,425

Cash paid for interest	$8,392	$8,536

Dividend declared and payable	$438	$435

Transfer from loans to other real estate and foreclosed assets	$213	$142

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2005.

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

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine-months ending September 30, 2005 and 2004. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended September 30,
	2005	2004
Basic EPS:
Net income	$1,021,000	$1,065,000
Average common shares outstanding	3,647,917	3,638,152

Earnings per share	$0.28	$0.29

Diluted EPS:
Net income	$1,021,000	$1,065,000

Average common shares outstanding	3,647,917	3,638,152
Dilutive effect of stock options	24,477	27,373

Average diluted shares outstanding	3,672,394	3,665,525

Diluted earnings per share	$0.28	$0.29

	Nine Months Ended September 30,
	2005	2004
Basic EPS:
Net income	$3,079,000	$3,053,000
Average common shares outstanding	3,642,667	3,633,379

Earnings per share	$0.85	$0.84

Diluted EPS:
Net income	$3,079,000	$3,053,000
Average common shares outstanding	3,642,667	3,633,379

Dilutive effect of stock options	26,057	28,897

Average diluted shares outstanding	3,668,724	3,662,276

Diluted earnings per share	$0.84	$0.83

Note (3) STOCK OPTIONS

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1998 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123, provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB Opinion No. 25 is currently being applied.

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

	For the Quarters Ended September 30,
	2005	2004
	(In thousands)
Net income as reported	$1,021	$1,065
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(5)	(31)

Pro forma net income	$1,016	$1,034

	For the Quarter Ended September 30,
	2005	2004
Earnings per share:
Basic – as reported	$0.28	$0.29
Basic – pro forma	$0.28	$0.28

Diluted – as reported	$0.28	$0.29
Diluted – pro forma	$0.28	$0.28

	For the Nine Months Ended September 30,
	2005	2004
	(In thousands)
Net income as reported	$3,079	$3,053

Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(35)	(83)

Pro forma net income	$3,044	$2,970

	For the Nine Months Ended September 30,
	2005	2004
Earnings per share:
Basic – as reported	$0.85	$0.84
Basic – pro forma	$0.84	$0.82

Diluted – as reported	$0.84	$0.83
Diluted – pro forma	$0.83	$0.81

Note (4) SECURITIES

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2005, the Company has 130 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $5 million in commercial paper consisting of $2 million in General Motors Acceptance Corporation (GMAC) maturing in August 2007 and $3 million in Ford Motor Credit (FMAC) in increments of $1 million each in January 2007, October 2008 and October 2009. After conducting an analysis of the regulatory filings of both General Motors (parent company of GMAC) and Ford Motor Company (parent company of FMAC), management believes that both companies have adequate levels of liquidity to meet their debt service obligations for the foreseeable future despite a difficult operating environment for the parent companies. Both GMAC and FMAC are profitable subsidiaries of their parent companies and appear to be highly valued in the marketplace in the event that either parent may wish to sell all or part of these subsidiaries. Management also believes the Company has the ability to hold these securities until maturity, or for the foreseeable future and therefore no declines are deemed to be other than temporary.

Note (5) INVESTMENT IN AFFILIATED COMPANIES

HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At September 30, 2005	At December 31, 2004
Asset - Investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – Trust preferred securities	$10,000	$10,000
Common Stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total Stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income – Interest income from subordinated debentures issued by HopFed Bancorp, Inc.	174	119	507	330

Net Income	174	119	507	330

Summary Statement of Stockholder’s Equity

	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning Balances, December 31, 2004	$10,000	$310	—	$10,310
Retained earnings:
Net Income	—	—	507	507
Dividends
Trust preferred securities	—	—	(493)	(493)
Common paid to HopFed Bancorp, Inc.	—	—	(14)	(14)

Total Retained Earnings	—	—	—	—

Ending balances, September 30, 2005	$10,000	$310	—	$10,310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets increased by $37.0 million, from $579.7 million at December 31, 2004 to $616.7 million at September 30, 2005. Securities available for sale increased from $155.2 million at December 31, 2004 to $176.7 million at September 30, 2005. Federal funds sold were $850,000 at each of December 31, 2004 and September 30, 2005.

At September 30, 2005, investments classified as “held to maturity” were carried at an amortized cost of $18.2 million and had an estimated fair market value of $18.0 million, and securities classified as “available for sale” had an estimated fair market value of $176.7 million and an amortized cost of $179.1 million.

The loan portfolio increased $16.8 million during the nine months ended September 30, 2005. Net loans totaled $373.6 million and $356.8 million at September 30, 2005 and December 31, 2004, respectively. For the nine months ended September 30, 2005, the average tax equivalent yield on loans was 5.81%, compared to 5.55% for the year ended December 31, 2004.

The allowance for loan losses totaled $3.8 million at September 30, 2005, an increase of approximately $500,000 from the allowance of $3.3 million at December 31, 2004. The ratio of the allowance for loan losses to loans was 1.01% at September 30, 2005 and 0.91% at December 31, 2004. Also at September 30, 2005, non-performing loans were $1.2 million, or 0.32% of total loans, compared to $653,000, or 0.18% of total loans, at December 31, 2004, and the ratio of allowance for loan losses to non-performing loans at September 30, 2005 and December 31, 2004 was 317.03% and 501.23%, respectively.

The Company’s annualized net charge off ratios for the nine-month period ended September 30, 2005 and the year ended December 31, 2004 was 0.13% and 0.14%, respectively. The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis.

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. Minimal losses on loans have been incurred in prior years. The Company had $55,000 in real estate owned and $158,000 of other assets owned at September 30, 2005. The Company’s non-performing assets at September 30, 2005 totaled $1.4 million, or 0.23% of total assets. At December 31, 2004, the Company had $2.3 million in loans classified as special mention, $814,000 classified as substandard and $97,000 classified as doubtful.

At September 30, 2005, the Company had no loans classified as special mention, $3.0 million classified as substandard and $448,000 classified as doubtful.

At September 30, 2005, deposits increased to $469.7 million from $436.2 million at December 31, 2004, an increase of $33.5 million. The average cost of deposits during the three and nine-month periods ended September 30, 2005 and the year ended December 31, 2004 was 2.69%, 2.50% and 2.26%, respectively.

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

Comparison of Operating Results for the Nine-Months Ended September 30, 2005 and 2004

Net Income. Net income for the nine months ended September 30, 2005 and September 30, 2004 was $ 3.1 million, respectively.

Net Interest Income. Net interest income for the nine months ended September 30, 2005 was $10.4 million, compared to $10.5 million for the nine months ended September 30, 2004. The decline in net interest income for the nine months ended September 30, 2005 was due to the an increase in short term interest rates, lower long term rates and the general flattening of the yield curve. As a result, the Company’s cost of deposits has increased at a rate greater than its yield on earning assets.

For the nine months ended September 30, 2005, the Bank’s average tax equivalent yield on average interest-earning assets was 5.28%, compared to 5.18% for the nine months ended September 30, 2004, and its average cost of interest-bearing liabilities was 2.91% for the nine months ended September 30, 2005, compared to 2.58% for the nine months ended September 30, 2004. As a result, the Company’s interest rate spread for the nine months ended September 30, 2005 was 2.37%, compared to 2.60% for the nine months ended September 30, 2004, and its net yield on interest-earning assets was 2.59% for the nine months ended September 30, 2005, compared to 2.80% for the nine months ended September 30, 2004. See Item 3 for additional comments in this area.

Interest Income. Interest income increased by approximately $1.8 million from $19.6 million to $21.4 million, or by 8.8%, during the nine months ended September 30, 2005 compared to the same period in 2004. This increase is primarily the result from an increase in the average balance of the loan and investment portfolios. Also contributing to the increase in interest income was an increase in the Prime Rate and One Year Treasury, resulting in an increase in loan yields. The average balance of taxable securities available for sale increased $15.5 million, from $121.6 million at September 30, 2004, to $137.1 million at September 30, 2005, while the average balance of securities held to maturity increased $2.9 million, from $19.6 million at September 30, 2004 to $22.5 million at September 30, 2005. The average balance of tax-free securities available for sale declined from $28.0 million at September 30, 2004 to $19.9 million at September 30, 2005.

In addition, average time deposits and other interest-earning cash deposits increased approximately $800,000, from $2.4 million at September 30, 2004 to $3.2 million at September 30, 2005. Overall, average total interest-earning assets for the nine-month period ended September 30, 2005 were $545.7 million.

The ratio of average interest-earning assets to average interest-bearing liabilities declined from 108.69% for the nine months ended September 30, 2004 to 108.12% for the nine months ended September 30, 2005. See Item 3 –”Quantitative and Qualitative Disclosures about Market Risk.”

Interest Expense. Interest expense increased by approximately $1.8 million, or 20.0%, to $11.0 million for the nine months ended September 30, 2005, compared to $9.2 million for the same period in 2004. The increase was attributable to an increase in short-term market interest rates and increased competition for deposits. The average cost of average interest-bearing deposits increased from 2.43% for the nine months ended September 30, 2004 to 2.70% for the nine months ended September 30, 2005. Over the same periods, the average balance of interest-bearing deposits increased $21.2 million, from $395.1 million for the nine months ended September 30, 2004 to $416.3 million for the nine months ended September 30, 2005, or 5.4%. The average cost of FHLB borrowings increased from 3.22% for the nine-month period ended September 30, 2004 to 3.53% million for the nine month period ended September 30, 2005.

Interest expense on subordinated debentures increased from $330,000 for the nine months ended September 30, 2004 to $507,000 for the nine months ended September 2005. This increase was the result of a sharp increase in the three-month LIBOR. In October 2004, the Company entered into a four-year interest rate swap in the amount of $10 million.

The Company is paying 3.53% fixed and receiving the equivalent of the three-month LIBOR. For the nine-month period ending September 30, 2005, the Company has recognized an expense of $38,000 related to the interest rate swap that is recognized as interest expense on borrowings.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank determined that an additional $900,000 provision for loan losses was required for each of the nine months ended September 30, 2005 and 2004.

Non-Interest Income. There was an increase in non-interest income of approximately $900,000 for the nine-month period ending September 30, 2005 as compared to the same period in 2004. This increase is primarily the result of increased income on demand deposit accounts, increased fee income from subsidiary activities and increased gains on the sale of securities due to the $345,000 gain on the sale of Intrieve, Inc. stock, the Company’s data processor to Harland Financial Services.

As a result of this sale, total gains on the sales of securities increased from $300,000 at September 30, 2004 to $379,000 at September 30, 2005. Service charge income increased approximately $620,000 from $980,000 for the nine months ended September 30, 2004 to $1.6 million for the nine months ended September 30, 2005.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $950,000 for the nine months ended September 30, 2005 compared to the same period in 2004. Operating expenses have increased due to increased staffing requirements related to growth in the generation and servicing of loans as well as additional personal to assist with Sarbanes-Oxley compliance issues. Other operating expenses have increased due to increased fees associated with data processing, professional services, occupancy expenses and advertising expenses.

Income Taxes. The effective tax rate for the nine months ended September 30, 2005 was 30.2%, compared to 32.9% for the same period in 2004.

Comparison of Operating Results for the Three-Months Ended September 30, 2005 and 2004

Net Income. Net income for the three months ended September 30, 2005 was $1,021,000 compared to net income of $1,065,000 for the three months ended September 30, 2004.

Net Interest Income. Net interest income for each of the three months ended September 30, 2005 and September 30, 2004 was $3.6 million. For the three months ended September 30, 2005, the average tax equivalent yield on total interest-earning assets was 5.46%, compared to 5.08% for the three months ended September 30, 2004, and the average cost of interest-bearing liabilities was 3.08% for the three months ended September 30, 2005, compared to 2.52% for the three months ended September 30, 2004. As a result, the interest rate spread for the three months ended September 30, 2005 was 2.38%, compared to 2.56% for the three months ended September 30, 2004, and the net yield on interest-earning assets was 2.61% for the three months ended September 30, 2005, compared to 2.75% for the three months ended September 30, 2004.

Interest Income. Interest income increased approximately $800,000 from $6.8 million to $7.6 million, or by 12.5%, during the three months ended September 30, 2005 compared to the same period in 2004. This increase was primarily the result of an increase in both the loan and investment portfolios. Also contributing to the increase in interest income was increases in both the Prime Rate and One Year Treasury. The average balance of taxable securities available for sale increased $17.2 million, from $131.5 million at September 30, 2004 to $148.7 million at September 30, 2005, while the average balance of tax-free securities available for sale decreased $10.9 million, from $28.1 million at September 30, 2004 to $17.2 million at September 30, 2005. Securities held to maturity decreased approximately $7.1 million, from $29.2 million at September 30, 2004 to $22.1 million at September 30, 2005. In addition, average time deposits and other interest-earning cash deposits increased approximately $5.7 million, from $1.8 million at September 30, 2004 to $7.5 million at September 30, 2005.

The average balance of loans receivable at September 30, 2005 was $366.8 million, an increase of $15.6 million from the average balance at September 30, 2004. Average total interest-earning assets for the quarter ended September 30, 2005 were $562.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities was 107.91% for the three-month period ended September 30, 2004 and 107.87% for the three-month period ending September 30, 2005.

Interest Expense. Interest expense increased approximately $860,000, or 27.0%, to $4.0 million for the three months ended September 30, 2005 as compared to the same period in 2004. The increase was attributable to a higher cost of funding interest-bearing deposits; FHLB advances and subordinated debentures as well as higher balances of interest bearing deposits. The average cost of average interest-bearing deposits increased from 2.38% at September 30, 2004 to 2.90% at September 30, 2005. Over the same period, the average balance of deposits increased $33.4 million, from $435.2 million at September 30, 2004 to $468.6 million at September 30, 2005, or 7.7%.

The average balance of advances from the FHLB was $75.3 million at September 30, 2005, compared to $85.2 million at September 30, 2004. The average cost of FHLB advances at September 30, 2005 was 3.64%, compared to 2.93% at September 30, 2004.

The average cost of subordinated debentures at September 30, 2005 was 6.75%, compared to 4.62% at September 30, 2004. The Company incurred $1,500 of interest expense during the three-month period ending September 30, 2005 as a result of an interest rate swap related to the subordinated debentures.

Provision for Loan Losses. The Bank determined that an additional $300,000 provision for loan losses was required for each of the three months ended September 30, 2005 and 2004.

Non-Interest Income. There was an increase of approximately $120,000 in non-interest income for the three-month period ending September 30, 2005 as compared to the same period in 2004. This increase was the result of increased services charges on deposits and loans, offsetting a decline in gains realized on the sale of securities.

Non-Interest Expenses. There was an approximate $220,000 increase in total non-interest expenses in the three months ended September 30, 2005 compared to the same period in 2004, primarily due to increases in staffing, professional services, adverting expenses, occupancy expenses and data processing expenses.

Income Taxes. The effective tax rate for the three months ended September 30, 2005 was 30.6%. The effective tax rate for the three-month period ending September 30, 2004 was 32.4%.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2005, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at September 30, 2005.

	At September 30, 2005
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible capital	$57,013	9.29%	$53,626	8.76%
Core capital	$57,013	9.29%	$53,626	8.76%
Risk-based capital	$60,286	16.52%	$57,443	14.73%

At September 30, 2005, the Bank had outstanding commitments to originate loans totaling $15.6 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. At September 30, 2005, the Company has $124.2 million in time deposits that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank. At September 30, 2005, the Bank had non-cancelable purchase obligations incurred in connection with the construction of a new retail location and operations center of approximately $3.2 million.

At September 30, 2005, the Company has outstanding borrowings of $83.6 million from the Federal Home Loan Bank of Cincinnati with maturities ranging from thirty-one days to eight years. These borrowings are secured by a blanket security agreement pledging the Company’s 1-4 family first mortgage loans. At September 30, 2005, the Company has approximately $216 million in 1-4 family first mortgages that may be pledged under this agreement. A schedule of FHLB borrowings at September 30, 2005 is provided below:

Advance Type	Amount	Weighted Avg Rate	Maturity
	(Dollars in thousands)
Fixed Rate	$65,573	3.57%	Wtd. Avg 3.30 years
Convertible	$18,000	4.60%	1/24/2011

The Company’s convertible advance becomes floating after the three-month LIBOR exceeds 4.60% and may be may be paid off early at that time without penalty. Otherwise, a prepayment penalty does apply.

The Company engages in the activity of accepting large municipal deposits within its normal operating area. Kentucky law requires that financial institutions accepting municipal deposits in excess of FDIC insurance limits provide a pledge of acceptable collateral or surety bond. At September 30, 2005, the Company had approximately $110.6 million of its investment portfolio pledged to support deposits of approximately 20 municipal organizations in Kentucky and Tennessee.

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services as performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were reported. The provisions of this Statement were scheduled to be effective for the first interim reporting periods beginning after June 30, 2005. The provisions of this Statement apply to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. In April 2005, an amendment was issued to SFAS No. 123(R) regarding the compliance date for implementation. The Company will prospectively adopt SFAS 123(R) on January 1, 2006, as required by the amendment.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (the “EITF” or “Task Force”) published Issue 03-1, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other than-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issued be widened to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities account for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.

The FASB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (“FSP”); Proposed FSP EITF Issued 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed SFP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest and/or section spread increases. In June 2005, the FASB reached a decision whereby it declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed its staff to issue EITF issued 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”),” Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest earning assets and interest bearing liabilities do not change at the same speed, to the same extent or on the same basis. As part of its effort to manage interest rate risk, the Bank monitors its net portfolio value (NPV), a methodology adopted by the OTS to assist the Bank in assessing interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV, which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market rates. Both a 300 basis point increase in market interest rates and a 100 basis point decrease in market interest rates are considered.

The following table presents the Bank’s NPV at June 30, 2005, as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Rates	Net Portfolio Value			NPV as % of PV of Assets
	(Dollars in thousands)
+300 bp	$64,022	$(16,200)	(20)%	11.02%	(207	) bp
+200 bp	70,982	(9,240)	(12)%	11.97%	(111	) bp
+100 bp	76,442	(3,781)	(5)%	12.66%	(42	) bp
0 bp	80,223	—	—	13.09%	—
-100 bp	79,369	(854)	(1)%	12.84%	(25	) bp
-200 bp	76,222	(4,001)	(5)%	12.26%	(82	) bp

The Company uses a model that monitors how material changes in market interest rates are likely to affect the Company’s net interest income. The Company’s analysis of interest rate risk assumes parallel shifts in interest rates (rates rising uniformly over the entire spectrum of the interest rate curve). At September 30, 2005, the Company’s analysis of the change in net interest income over the next twelve months resulting from changes in interest rates is as follows:

	Down 2%	Down 1%	Up 1%	Up 2%
	(In thousands)
Net Interest Income	$(374)	$363	$(86)	$32

Changes in net interest income may not be uniform during the twelve-month period due to the uneven nature of loan repricings and time deposit maturities.

During the first nine months of 2005, short-term market interest rates increased significantly while longer-term rates (identified by the five and ten year treasury bills) have declined, resulting in a continued flattening of the yield curve. As a result, the Company has experienced a substantial shift in customer demand for fixed rate first mortgages sold on the secondary market and away from adjustable rate 1-4 family mortgages. Given the current yield curve, long term fixed rate mortgages are substantially less expensive than the Company’s current adjustable rate loan offerings.

In the three and nine month periods ending September 30, 2005, the Company’s interest margin and net interest income have declined. In the last year, short-term interest rates have increased by more than 250 basis points while medium and long-term rates remain flat. In the next two years, the Company has approximately $131.8 million in adjustable rate one-to-four family first mortgage loans scheduled to reprice. The weighted average rate on these loans is approximately 5.6% and the fully indexed rate current is 6.75%. However, the vast majority of the Company’s loans have a 1% annual cap that will limit upward adjustments.

Given the periodic timing and caps on these adjustments, any improvement in the Company’s net interest margin may be slow and dependent on future interest rate trends. Based on current results, the Company anticipates that its net interest margin will remain low and may continue to decline as long as the yield curve continues to flatten.

With excess cash generated by exceptionally low interest rates in 2003 and early 2004, the Company’s investment portfolio grew substantially. The Company invested the majority of these funds in ten-year mortgage backed securities, structured agency notes or premium priced callable agency securities. Currently, the Company’s investment portfolio accounts for approximately 35% of the average earning assets of the Company. Income provided by these securities has increased at a rate well below the Company’s cost of funds, reducing the Company’s net interest margins.

The Company’s cash flow from its mortgage backed security portfolio is approximately $1.0 million per month. In addition, the Company has approximately $23.7 million and $47.2 million in premium agency securities, step-up agency notes and corporate bonds scheduled to be called, mature or reprice upwards in the next twelve and twenty-four months, respectively. The majority of the Company’s structured notes and callable bonds are one-time calls, providing a somewhat better chance of being called. If the bond is not called, the Company’s yield of the bond will increase significantly, resulting in an increase in investment income in each of the next two years.

The Company’s goal is for the Bank’s net interest expense to increase at a rate much slower than that of its peer group and competitors in a rising interest rate environment due to a decreasing reliance on time deposits. At this time, the Company remains highly dependent on time deposits for funding. To significantly reduce its cost of funds, the Company must increase its percentage of non-interest bearing deposits to total deposits, currently at 7.5%. The Company’s intermediate goal of non-interest bearing deposits to total deposits is 12% with a long-term goal of 17.50%. To increase its non-interest deposit balances, the Company is investing in new products, locations, and automated teller machines. However, non-interest deposit growth completed without the assistance of an acquisition is slow, may take several years and may never reach the goals set forth by management.

Deployment of 101st Airborne Division to Iraq

In September of 2005, the 101st Airborne Division stationed at Fort Campbell, Kentucky, approximately 20 miles from the Company’s headquarters, began the process of redeploying approximately 26,000 troops to Iraq for a period of at least one year. A large-scale deployment (approximately 13% of the Clarksville, Tennessee – Hopkinsville, Kentucky MSA population) may have an impact on the business environment in the Company’s largest market. The Company’s direct business dealings with military personnel appear to be limited. However, the deployment of a large number of troops affects the overall business client in the Company’s most significant market and may have an impact on the Company’s future levels of past dues, non-performing loans and net charge offs.

Item 4 Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2005.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Effective in 2007, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and has retained an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregisterted Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about purchases by the Company during the quarter ended September 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be Purchased under the plans or programs
July 1, 2005 through July 31, 2005	—	—	—	91,091
August 1, 2005 through August 31, 2005	—	—	—	91,091
September 1, 2005 through September 30, 2005	—	—	—	91,091

Total	—	—	—

On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of 300,000 shares of Common Stock. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, prices of the Company’s Common Stock, corporate cash requirements and other factors. As of September 30, 2005, a total of 208,909 shares of Common Stock had been repurchased under the current program. No shares were repurchased during the quarter ended September 30, 2005. The current stock repurchase program remains open until the Company completes the purchase of all fully authorized shares.

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

.	HOPFED BANCORP, INC.

Date: November 14, 2005	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 14, 2005	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial
Officer and Treasurer