Form 10-Q
period 2006-03-31
HOPFED BANCORP INC
filed 2006-05-15
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act: (Check one)

Large accelerated file  ☐    Accelerated file  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of May 11, 2006, the Registrant had issued and outstanding 3,649,078 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

	March 31, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$15,245	$13,487
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	281	424
Federal funds sold	1,650	2,250

Cash and cash equivalents	17,176	16,161

Federal Home Loan Bank stock, at cost	3,257	3,211
Securities available for sale	160,473	172,890
Securities held to maturity, market value of $17,624 and $17,816 at March 31, 2006 and December 31, 2005, respectively	18,140	18,183
Loans receivable, net of allowance for loan losses of $3,968 at March 31, 2006, and $4,004 at December 31, 2005	416,335	397,310
Real estate and other assets owned	321	228
Accrued interest receivable	3,561	3,697
Premises and equipment, net	14,315	12,500
Deferred tax assets	2,376	1,955
Intangible asset	1,282	1,377
Goodwill	3,689	3,689
Bank owned life insurance	7,221	7,156
Other assets	1,160	1,232

Total assets	$649,306	$639,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing accounts	$37,487	$36,918
Interest bearing accounts
NOW accounts	90,661	96,949
Savings and money market	69,908	97,477
Other time deposits	276,808	251,384

Total Deposits	474,864	482,728

Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	371	295
Advances from FHLB	108,322	93,172
Dividends payable	438	438
Interest payable	1,340	1,021
Accrued expenses and other liabilities	3,875	1,783

Total liabilities	599,520	589,747

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized – 500,000 shares; none issued or outstanding at March 31, 2006 and December 31, 2005.	—	—
Common stock par value $0.01 per share: authorized 7,500,000 shares; 4,057,987 issued and 3,649,078 outstanding at March 31, 2006 and December 31, 2005	40	40
Additional paid in capital	25,816	26,019
Retained earnings, substantially restricted	32,288	31,525
Treasury stock (at cost, 408,909 shares at March 31, 2006 and December 31, 2005)	(4,857)	(4,857)
Unearned restricted stock	—	(230)
Accumulated other comprehensive (loss), net of taxes	(3,501)	(2,655)

Total stockholders’ equity	49,786	49,842

Total liabilities and stockholders’ equity	$649,306	$639,589

The balance sheet at December 31, 2005 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Month Periods Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$6,716	$5,000
Interest on investments, tax exempt	146	208
Interest and dividends on investments, taxable	1,882	1,607
Time deposit interest income	35	10

Total interest income	8,779	6,825

Interest expense:
Deposits	3,526	2,569
Subordinated debentures	167	167
Advances from FHLB	1,003	682

Total interest expense	4,696	3,418

Net interest income	4,083	3,407
Provision for loan losses	213	300

Net interest income after provision for loan losses	3,870	3,107

Non-interest income:
Gain on sale of loans	28	11
Gain on sale of investments	23	—
Bank owned life insurance income	65	64
Financial services income	91	201
Service charges	580	530
Other, net	260	162

Total non-interest income	1,047	968

Non-interest expenses:
Salaries and benefits	1,695	1,433
Intangible amortization	95	95
Occupancy expense, net	296	224
Data processing	335	281
State deposit taxes	115	108
Advertising expense	129	140
Professional services expense	247	160
Other operating expenses	257	223

Total non-interest expenses	3,169	2,664

Income before income taxes	1,748	1,411
Income tax expense	547	418

Net income	$1,201	$993

Basic net income per share	$.33	$.27

Diluted net income per share	$.33	$.27

Dividends per share	$.12	$.12

Weighted average shares outstanding, basic	3,649,078	3,639,283

Weighted average shares outstanding, diluted	3,674,320	3,667,361

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Month Periods Ended March 31
	2006	2005
	(In thousands)
Net income	$1,201	$993
Other comprehensive income:
Realized gains on the sale of investment securities classified as available for sale, net of tax	(15)	—
Unrealized gain (loss) on derivatives, net of tax	(34)	119
Unrealized holding (losses) arising during period net of tax effect of $411 and $730 for the three months ended March 31, 2006 and 2005, respectively	(797)	(1,417)

Comprehensive income (loss)	$355	$(305)

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Month Periods Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	4,163	2,582

Cash flows from investing activities
Proceeds from maturities of held to maturity securities	51	108
Proceeds from sale of available for sale securities	11,039	2,769
Net increase in loans receivable	(19,717)	(4,821)
Purchases of premises and equipment	(1,593)	(1.199)

Net cash used by investing activities	(10,220)	(3,143)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	(33,288)	4,270
Net increase (decrease) in time deposits	25,424	(2,226)
Increase (decrease) in advances from borrowers for taxes and insurance	76	(1)
Repayment of advances from Federal Home Loan Bank	(35,150)	(953)
Advances from Federal Home Loan Bank	50,300	1,000
Proceeds from sale of foreclosed assets	148	—
Dividends paid	(438)	(437)

Net cash provided by financing activities	7,072	1,653

Increase in cash and cash equivalents	1,015	1,092
Cash and cash equivalents, beginning of period	16,161	18,249

Cash and cash equivalents, end of period	$17,176	$19,341

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$898	$1,581

Loans charged off	$317	$182

Loans foreclosed upon, repossession or Transferred to other assets owned	$192	$167

Capitalized interest	$49	$—

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (Fall & Fall) of Fulton, Kentucky. Fall & Fall sells life and casualty insurance to both individual and businesses. The majority of Fall & Fall’s customer bases lies within the geographic footprint of the Bank.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2006, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2006.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2005. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2005 Consolidated Financial Statements.

(2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three-months ended March 31, 2006 and 2005. Diluted common shares arise from the potentially dilutive effect of the Company’s Stock Options outstanding.

	Quarters Ended March 31,
	2006	2005
Basic EPS:
Net income	$1,201,000	$993,000
Average common shares outstanding	3,649,078	3,639,283

Earnings per share	$0.33	$0.27

	Quarters Ended March 31,
	2006	2005
Diluted EPS:
Net income	$1,201,000	$993,000
Average common shares outstanding	3,649,078	3,639,283
Dilutive effect of stock options	25,242	28,078

Average diluted shares outstanding	3,674,320	3,667,361

Diluted earnings per share	$0.33	$0.27

(3) STOCK COMPENSATION

On January 1, 2006, the Company, adopted SFAS 123R, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on share-based for awards to non-employees. SFAS 123R eliminates the ability to account for share-based compensation transactions, as the Company did, using the intrinsic value method as prescribed by Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense in the accompanying consolidated statement of income.

The Company adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The financial statement dated March 31, 2006 is the first to reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. For the three months ending March 31, 2006, the Company incurred approximately $8,300 of additional compensation expense related to adopting SFAS 123R. At March 31, 2006, the Company has 17,500 unvested stock options. A total of 5,000 stock options will vest in May 2006, May 2007 and May 2008, respectively. A total of 2,500 stock options will vest in September 2006. All other options are fully vested. As a result of adopting SFAS No. 123R, the Company will incur additional after tax expense related to stock option vesting of approximately $20,000 in 2006 and approximately $14,400 in 2007 and 2008. No stock options were issued, forfeited, or exercised in the quarters ending March 31, 2006 and 2005.

SFAS 123R, requires certain additional disclosures beyond what was included in the Corporation’s 2005 Annual Report. The value of vested options outstanding at March 31, 2006 was $1.6 million for options issued under the 1999 Plan and $144,800 for options issued under the 2000 Plan. The fair value of options vesting in 2005 was $33,250. Shares issued for option exercises are expected to come from authorized but unissued shares.

For the three months ended March 31, 2005, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below for the three months ended March 31, 2005:

For the three months ended March 31, 2005
(Dollars in thousands)
Net Income, as reported	$993
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related tax effects	(15)

Pro forma net income	$978

Earnings per share:
Basic, as reported	$0.27

Basic, pro forma	$0.27

Diluted, as reported	$0.27

Diluted, pro forma	$0.27

The Company’s Compensation Committee granted 9,795 shares of restricted stock in 2005 and 8,887 shares of restricted stock in 2004. These shares vest over a four-year period but vesting may be accelerated as a result of factors outlined in the award agreement. For the three-month periods ending March 31, 2006 and March 31, 2005, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $19,000 and $9,000 respectively. No restricted shares were released or awarded during the quarters ended March 31, 2006 and 2005. The Company will incur total compensation cost of $73,000 for the years ending December 31, 2006 and December 31, 2007 related to restricted stock grants previously awarded. The Company will incur cost of $62,000 and $22,000 in total compensation cost for the years ending December 31, 2008 and December 31, 2009 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan.

Effective January 1, 2006, the contra equity account Unearned Restricted Stock with a balance of $230,000 was transferred to Additional Paid in Capital.

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

At March 31, 2006, the Company has 154 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $5 million (par value) in commercial paper consisting of $2 million in General Motors Acceptance Corporation (GMAC) maturing in August 2007 and $3 million in Ford Motor Credit (FMAC) maturing in increments of $1 million each in January 2007, October 2008 and October 2009. After conducting an analysis of the regulatory filings of both General Motors (parent company of GMAC) and Ford Motor Company (parent company of FMAC), management believes that both companies have adequate levels of liquidity to meet their debt service obligations for the foreseeable future despite a difficult operating environment for the parent companies. Both GMAC and FMAC are profitable subsidiaries of their parent companies and appear to be highly valued in the marketplace in the event that either parent may wish to sell all or part of these subsidiaries. During the first quarter of 2006, General Motors announced that it has agreed to sell a majority interest in GMAC to a group of outside investors.

This announcement appears to bode well for the future of GMAC and may result in future upgrades by bond rating agencies. During the three month period ending March 31, 2006, short term fed funds rates increased 0.50%. At the same time, the market value of the Company’s commercial bond portfolio increased by more than $225,000. The Company continues to believe that it has the ability and intent to hold these securities until maturity, or for the foreseeable future and therefore no declines are deemed to be other than temporary.

The carrying amount of securities available for sale and their estimated fair values at March 31, 2006 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$3,257	—	—	3,257

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$94,118	6	(2,435)	91,689
Corporate bonds	5,156	—	(365)	4,791
Municipal bonds	15,867	12	(582)	15,297
Mortgage-backed securities	38,534		(1,869)	36,665
CMOs	12,348	—	(317)	12,031

	166,023	18	(5,568)	160,473

The carrying amount of securities held to maturity and their estimated fair values at March 31, 2006 is as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities:
Agency debt securities	$17,300	—	(523)	16,777
Mortgage-backed securities:	840	7	—	847

	$18,140	7	(523)	17,624

At March 31, 2006, securities with a book value of approximately $112.1 million and a market value of approximately $108.8 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

(5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At March 31, 2006	At December 31, 2005
Asset - Investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – Trust preferred securities	$10,000	$10,000
Common Stock (100% Owned by Hopfed Bancorp, Inc.)	310	310

Total Stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three months ended March 31,
	2006	2005
Income – Interest income from subordinated debentures issued by
Hopfed Bancorp, Inc.	197	150

Net Income	197	150

Summary Statement of Stockholder’s Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning Balances, December 31, 2005	$10,000	$310	—	$10,310
Retained earnings:
Net Income	—	—	197	197
Dividends
Trust preferred securities	—	—	(191)	(191)
Common paid to Hopfed Bancorp, Inc.	—	—	(6)	(6)

Total Retained Earnings	—	—	—	—

Ending balances, March 31, 2006	$10,000	$310	—	$10,310

(6) SUBSEQUENT EVENT

On April 25, 2006, the Bank announced it had signed a definitive agreement to purchase the business assets and liabilities of AmSouth Bank located in Cheatham and Houston counties in Tennessee. The assets include four retail-banking offices and approximately $40 million in loans outstanding. The Bank will assume approximately $80 million in deposit liabilities and receive approximately $28 million cash in the transaction. The purchase is subject to the approval of the Office of Thrift Supervision and is expected to close at the end of June 2006. See the Company’s current report on Form 8-K dated April 25, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated statements as of March 31, 2006 and 2005, and for the three months ended March 31, 2006 and 2005 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2005 Annual Report to Stockholders on Form 10-K.

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these material judgments, include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments and assessing other than temporary impairments of securities.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased by $9.7 million, from $639.6 million at December 31, 2005 to $649.3 million at March 31, 2006. Securities available for sale decreased from $172.9 million at December 31, 2005 to $160.5 million at March 31, 2006. Federal funds sold decreased from $2,250,000 at December 31, 2005 to $1,650,000 at March 31, 2006. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $3.2 million at December 31, 2005 to $3.3 million at March 31, 2006.

At March 31, 2006, investments classified as “held to maturity” were carried at an amortized cost of $18.1 million and had an estimated fair market value of $17.6 million, and securities classified as “available for sale” had an estimated fair market value of $160.5 million and an amortized cost of $166.0 million.

The loan portfolio increased $19.0 million during the three months ended March 31, 2006. Net loans totaled $416.3 million and $397.3 million at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2006, the average yield on loans was 6.61%, compared to 5.96% for the year ended December 31, 2005. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2006 and 2005. At March 31, 2006 and 2005, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	Quarter Ended
	3/31/2006		3/31/2005
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Real estate loans:
One to four family residential	$210,815	50.2%	$208,695	57.2%
Multi-family residential	8,739	2.1%	6,372	1.8%
Construction	26,325	6.2%	2,228	0.6%
Non-residential	107,973	25.7%	35,980	9.9%

Total real estate loans	353,852	84.2%	253,275	69.5%

Other loans:
Secured by deposits	3,570	0.9%	3,058	0.8%
Other consumer loans	21,556	5.1%	31,160	8.5%
Commercial loans	41,325	9.8%	77,114	21.2%

Total other loans	66,451	15.8%	111,332	30.5%

Total loans, gross	420,303	100.0%	364,607	100.0%

Allowance for loan losses	3,968		3,423

Total net loans	$416,335		$361,184

The allowance for loan losses totaled $4.0 million at March 31, 2006 and December 31, 2005. The ratio of the allowance for loan losses to loans was 0.94% and 1.0% at March 31, 2006 and December 31, 2005, respectively. Also at March 31, 2006, non-performing loans were $753,000, or 0.18% of total loans, compared to $996,000, or 0.25% of total loans, at December 31, 2005. Non-performing assets, which include other real estate owned and other assets owned, were $1,074,000, or 0.17% of total assets at March 31, 2006, compared to $1,224,000, or 0.19% of assets, at December 31, 2005.

The Company’s annualized net charge off ratios for the three-month period ended March 31, 2006 and the year ended December 31, 2005 was 0.17% and 0.14%, respectively. The ratio of allowance for loan losses to non-performing loans at March 31, 2006 and December 31, 2005 was 527.0% and 402.0%, respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the three-month periods ended:

	3/31/2006	3/31/2005
	(Dollars in thousands)
Beginning balance, allowance for loan loss	$4,004	$3,273

Loans charged off:
Commercial loans	(23)	(10)
Consumer loans and overdrafts	(119)	(73)
Residential loans	(175)	(99)

Total charge offs	(317)	(182)

Recoveries	68	32

Net charge offs	(249)	(150)

Provision for loan loss	213	300

Balance at end of period	$3,968	$3,423

Ratio of net charge offs to average outstanding loans during the period	0.25%	0.17%

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

Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company had $287,000 in real estate owned and $34,000 of other assets owned at March 31, 2006. The Company’s non-performing assets at March 31, 2006 totaled $1.1 million, or 0.17% of total assets. At March 31, 2006, the Company had $660,000 classified as special mention, $853,000 classified as substandard and $311,000 classified as doubtful. At March 31, 2006, the Company had allocated approximately $477,000 of its allowance for loan loss account specifically for loans that are classified as watch, special mention, substandard and doubtful and for assets held in other real estate owned.

At March 31, 2006, deposits declined to $474.9 million from $482.7 million at December 31, 2005, a net decrease of $7.8 million. The average cost of deposits during the three-month periods ended March 31, 2006 and March 31, 2005, and the year ended December 31, 2005 was 2.93%, 2.35%, and 2.60%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income. Net income for the three months ended March 31, 2006 was $1,201,000, compared to net income of $993,000 for the three months ended March 31, 2005.

Net Interest Income. Net interest income for the three months ended March 31, 2006 was $4.1 million, compared to $3.4 million for the three months ended March 31, 2005. The increase in net interest income for the three months ended March 31, 2006 was primarily due to an increase in both total loans outstanding and short-term interest rates. For the three months ended March 31, 2006, the Company’s average tax equivalent yield on average interest-earning assets was 5.90%, compared to 5.15% for the three months ended March 31, 2005, and its average cost of interest-bearing liabilities was 3.38% for the three months ended March 31, 2006, compared to 2.75% for the three months ended March 31, 2005. As a result, the Company’s tax equivalent interest rate spread for the three months ended March 31, 2006 was 2.52%, compared to 2.40% for the three months ended March 31, 2005, and its net yield on interest-earning assets was 2.77% for the three months ended March 31, 2006, compared to 2.61% for the three months ended March 31, 2005.

Interest Income. Interest income increased by $2.0 million from $6.8 million to $8.8 million, or by 29%, during the three months ended March 31, 2006 compared to the same period in 2005. This increase primarily resulted from growth in the loan portfolio. The average balance of loans receivable increased $49.5 million from $406.3 million at March 31, 2006 to $356.8 million at March 31, 2005. The average balance of investment securities increased $10.7 million, from $179.4 million at March 31, 2005 to $190.1 million at March 31, 2006. Average time deposits and other interest-earning cash deposits increased $ 1.3 million, from $1.4 million at March 31, 2005 to $ 2.7 million at March 31, 2006. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 108.1% for the three months ended March 31, 2005 to 107.9% for the three months ended March 31, 2006. The decline in the interest earning asset ratio is largely the result of increases in fixed assets due to retail office construction in process.

Interest Expense. Interest expense increased $1.3 million for the three months ended March 31, 2006 as compared to the same period in 2005. The increase was primarily attributable to a higher cost of deposits and borrowings due to increases in short term interest rates and higher deposit and borrowing balances. The average cost of average interest-bearing deposits increased from 2.53% at March 31, 2005 to 3.17% at March 31, 2006. Over the same period, the average balance of deposits increased $44.3 million, from $436.5 million at March 31, 2005 to $480.8 million at March 31, 2006 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $19.2 million, from $81.2 million at March 31, 2005 to $100.4 million at March 31, 2006. The average cost of average borrowed funds from the FHLB increased from 3.36% at March 31, 2005 to 4.00% at March 31, 2006.

In January 2006, the Company settled a $10.0 million interest rate swap at a gain of approximately $272,000. The gain on the swap is to be recognized in equal installments over the original remaining term of the swap, which is September 30, 2008. The Company’s net interest expense related to the subordinated debentures will be reduced by approximately $24,500 in each three-month period through September 30, 2008.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $213,000 provision for loan loss was required for the three months ended March 31, 2006 compared to a $300,000 provision for loan loss expense for the three months ended March 31, 2005.

Non-Interest Income. There was a $79,000 increase in non-interest income in the three months ended March 31, 2006 as compared to the same period in 2005. For the three-month period ended March 31, 2006, service charge income was $580,000, an increase of $50,000 over the same period in 2005. For the three months ended March 31, 2006, gains on the sale of loans were $28,000 as compared to $11,000 in the same period in 2005. For the three months ended March 31, 2006, gains on the sales of investments were $23,000 compared to no gains on the sale of investments for the same period in 2005. For the three months ended March 31, 2006, other fee income improved to $260,000 compared to $162,000 for the three months ended March 31, 2005 due to increased lending activity. For the three months ended March 31, 2006, income from financial services was $91,000, compared to $201,000 for the same period in 2005 as both insurance and investment advisory services realized sharp reductions in fee income.

Non-Interest Expenses. There was approximately a $500,000 increase in total non-interest expenses in the three months ended March 31, 2006 compared the same period in 2005. For the three months ended March 31, 2006, compensation expense increased to $1.7 million compared to $1.4 million for the three months ended March 31, 2005. Other expenses showing period to date increases of more than $50,000 include data processing expenses and occupancy expenses. During 2006, the Company anticipates that non-interest expense will continue to increase as the Company anticipates adding seven new retail-banking locations in Western Kentucky and Middle Tennessee within the next year.

Income Taxes. The effective tax rate for the three months ended March 31, 2006 was 31.3%, compared to 29.6% for the same period in 2005. The increase in the effective tax rate is due to the reduction of the municipal bond portfolio and growth in the loan portfolio.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2006, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2006.

	At March 31, 2006
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible Capital	$58,625	9.05%	$56,326	8.72%
Core Capital	$58,625	9.05%	$56,326	8.72%
Risk-Based Capital	$62,592	15.30%	$60,924	14.77%

At March 31, 2006, the Bank had outstanding commitments to originate loans totaling $1.9 million and undisbursed commitments on loans outstanding of $33.0 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from March 31, 2006, totaled $165.1 million. Management believes that a significant percentage of such deposits will remain with the Bank. At March 31, 2006, the Bank had noncancelable purchase obligations of approximately $7.4 million due within one year.

At March 31, 2006, the Bank has outstanding borrowings of $108.3 million from the Federal Home Loan Bank of Cincinnati (FHLB) with maturities ranging from seven days to eight years. These borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans. At March 31, 2006, the Bank has approximately $210.8 million in 1-4 family first mortgages that may be pledged under this agreement. A schedule of FHLB borrowings at March 31, 2006 is provided below:

Advance Type	Amount	Weighted Avg Rate	Maturity
Fixed Rate	90,322	4.18%	Wtd. Avg 3.60 years
Convertible	18,000	4.60%	1/24/2011

On April 24, 2006, the FHLB chose to utilize its option to convert the Convertible Advance to a floating rate equal to three-month libor at April 24, 2006. The Bank now has the option to pay off this borrowing, in whole or in part, at each three-month call date without penalty. This will increase the Bank’s cost of borrowing on these funds by approximately $6,750 (pre-tax) per month. At March 31, 2006, the Bank had additional borrowing capacity with the Federal Home Loan Bank of $41.3 million.

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position, results of operations and cash flow.

In March 2004, FASB Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment of certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-0. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached.

In November 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment” was issued. The FSP nullifies certain requirements of Issue 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-01 and related examples.

The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in 2006 will not have a material impact on the financial condition, the results of operations, or cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

This Statement requires retrospective application to prior accounting periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the accounting principle. It also applies to changes required by accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The implementation of this Statement is not expected to have a material effect on the consolidated financial statements of the Company.

In September 2005, the FASB issued an Exposure Draft, Earnings Per Share, an amendment of SFAS 128. This Exposure Draft would amend SFAS 128, Earnings Per Share, to clarify guidance for mandatory convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and shares that may be issued. The proposed Exposure Draft as currently drafted would be effective for interim and annual periods ending after June 15, 2006.

Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to the adoption or modified prior to the adoption to require cash settlement. The Company does not anticipate that adoption of this Statement will have a material effect on its consolidated financial statements or its impact on calculation of basic and diluted earnings per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three months ended March 31, 2006. In general, a 1% increase in interest rates will reduce the Company’s net interest margin by approximately $281,000. A 1% reduction in interest rates would increase net interest income by approximately $473,000. An increase or decrease in interest rates of 2% or more would result in a lower level of net interest income. The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ended December 31, 2006 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2006.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in reference to Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The Company did not repurchase any shares of Company’s common stock during the quarter ended March 31, 2006.

On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of 300,000 shares. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 31, 2006, a total of 208,909 shares of common stock had been repurchased under the current program. No shares were repurchased during the quarter ended March 31, 2006.

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

HOPFED BANCORP, INC.

Date: May 15, 2006	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 15, 2006	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial
Officer and Treasurer