Form 10-Q
period 2006-06-30
HOPFED BANCORP INC
filed 2006-08-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Lafayette Road, P.O. Box 537, Hopkinsville, Kentucky	42241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (270) 889-2999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2006, the Registrant had issued and outstanding 3,660,010 shares of the Registrant’s common stock, par value $0.01 per share.

CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1.	Financial Statements
	Consolidated Condensed Statements of Financial Condition as of June 30, 2006 and December 31, 2005	2
	Consolidated Condensed Statements of Income for the Three-Month and Six-Month Periods Ended June 30, 2006 and June 30, 2005	3
	Consolidated Condensed Statements of Comprehensive Income for the Three Month and Six-Month Periods Ended June 30, 2006 and June 30, 2005	4
	Consolidated Condensed Statements of Cash Flows for the Six-Month Periods Ended June 30, 2006 and June 30, 2005	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

	June 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$34,222	$13,487
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	103	424
Federal funds sold	1,885	2,250

Total cash and cash equivalents	36,210	16,161
Securities available for sale	170,696	172,890
Federal Home Loan Bank stock	3,533	3,211
Securities held to maturity, market value of $17,482 and $17,816 at June 30, 2006 and December 31, 2005, respectively	18,096	18,183
Loans receivable, net of allowance for loan losses of $4,189 at June 30, 2006, and $ 4,004 at December 31, 2005, respectively	472,914	397,310
Goodwill	4,990	3,689
Intangible assets	4,109	1,377
Bank owned life insurance	7,287	7,156
Real estate owned	454	228
Accrued interest receivable	4,039	3,697
Premises and equipment, net	13,936	7,112
Building construction in process	7,981	5,388
Deferred tax asset	2,699	1,955
Other assets	1,086	1,232

Total assets	$748,030	$639,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$53,981	$36,918
Interest bearing accounts:
Now accounts	96,085	96,949
Savings & money market accounts	86,520	97,477
Other time deposits	303,641	251,384

Total deposits	540,227	482,728
Subordinated debentures	10,310	10,310
Securities sold under agreements to repurchase	21,026	—
Advances from borrowers for taxes and insurance	487	295
Advances from FHLB	122,926	93,172
Dividends payable	448	438
Interest payable	1,622	1,021
Accrued expenses and other liabilities	1,498	1,783

Total liabilities	698,544	589,747

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,068,919 issued and 3,660,010 outstanding at June 30, 2006 and 4,057,987 issued and 3,649,078 outstanding at December 31, 2005, respectively	40	40
Additional paid in capital	25,845	26,019
Retained earnings, substantially restricted	32,697	31,525
Treasury stock (at cost, 408,909 shares at June 30, 2006 and December 31, 2005)	(4,857)	(4,857)
Unearned restricted stock	—	(230)
Accumulated other comprehensive loss, net of taxes	(4,239)	(2,655)

Total stockholders’ equity	49,486	49,842

Total liabilities and stockholders’ equity	$748,030	$639,589

The balance sheet at December 31, 2005 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Interest and dividend income:
Interest on loans	$7,334	$5,189	$14,050	$10,189
Interest on investments, tax exempt	128	162	274	370
Interest and dividends on investments, taxable	1,882	1,578	3,764	3,185
Time deposit interest income	38	7	73	17

Total interest and dividend income	9,382	6,936	18,161	13,761

Interest expense:
Interest on deposits	3,854	2,699	7,380	5,268
Interest on subordinated debentures	181	166	348	333
Interest on repurchase agreements	121	—	121	—
Interest on advances from FHLB.	1,208	699	2,211	1,381

Total interest expense	5,364	3,564	10,060	6,982

Net interest income	4,018	3,372	8,101	6,779
Provision for loan losses	204	300	417	600

Net interest income after provision for loan losses	3,814	3,072	7,684	6,179

Non-interest income:
Service charges	694	566	1,274	1,096
Gain on sale of loans	35	54	63	65
Gain on sale of securities	19	363	42	363
Bank owned life insurance	65	66	130	134
Financial services commissions	162	98	253	298
Other, net	286	164	546	323

Total non-interest income	1,261	1,311	2,308	2,279

Non-interest expenses:
Salaries and benefits	1,827	1,447	3,522	2,880
Occupancy expense, net	363	260	659	484
State tax on deposits	115	121	230	229
Data processing	322	238	657	519
Intangible amortization	95	95	190	190
Advertising	212	199	341	339
Professional services	487	166	734	326
Other operating expenses	466	330	723	553

Total non-interest expenses	3,887	2,856	7,056	5,520

Income before income taxes	1,188	1,527	2,936	2,938
Income tax expense	339	462	886	880

Net income	$849	$1,065	$2,050	2,058

Basic net earnings per share	$0.23	$0.29	$0.56	$0.57

Diluted net earnings per share	$0.23	$0.29	$0.56	$0.56

Dividends per share	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding, basic	3,650,279	3,640,706	3,649,679	3,639,999

Weighted average shares outstanding, diluted	3,675,735	3,666,305	3,675,028	3,666,848

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$849	1,065	$2,050	$2,058
Other comprehensive income, net of tax Unrealized holding (loss) gains arising during period net of tax effect of $372 and ($627) for the three months ended June 30, 2006 and 2005, respectively, and $782 and $104 for the six months ended June 30, 2006 and 2005, respectively	(722)	1,217	(1,519)	(201)
Reclassification for (gain) loss on derivatives, net of tax	(16)	(85)	(50)	35
Reclassification adjustment for gains included in net income	—	(16)	(15)	(16)

Comprehensive income	$111	$2,181	$466	$1,876

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$2,632	$2,202

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity securities	101	192
Proceeds from sale of available-for-sale securities	16,669	13,962
Purchases of available-for-sale securities	(17,028)	(9,856)
Purchase of FHLB stock	(229)	(41)
Net increase in loans	(41,883)	(11,300)
Net cash received in acquisition	22,421	—
Proceeds from sale of fixed assets	98	—
Purchases of premises and equipment	(4,925)	(1,783)

Net cash used in investing activities	(24,776)	(8,826)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	(34,556)	21,119
Net increase (decrease) in time deposits	26,645	(4,640)
Advances from FHLB	110,800	44,100
Payments made to FHLB	(81,046)	(50,448)
Increase in investment sold with intent to repurchase	21,026	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	192	201
Net dividends paid	(868)	(873)

Net cash provided by financing activities	42,193	9,459

Increase in cash and cash equivalents	20,049	2,835
Cash and cash equivalents, beginning of period	16,161	18,249

Cash and cash equivalents, end of period	$36,210	$21,084

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,150	$940

Cash paid for interest	$7,791	$4,952

Loans charged off	$535	$263

Loans foreclosed upon, repossessions or transferred to other assets	$677	$222

Capitalized interest	$88	$—

Unrealized gain (loss) on AFS securities	$(2,301)	$(305)

Increase in deferred tax asset related to unrealized losses on investments	$782	$104

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note (1) BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly known as Hopkinsville Federal Bank (the “Bank”) to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary asset is the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (Fall & Fall) of Fulton, Kentucky. Fall & Falls sells life and casualty insurance to both individuals and businesses. The majority of Fall and Fall’s customer bases lies within the geographic footprint of the Bank. The Bank operates a financial services division in Murray, Kentucky, under the name of Heritage Solutions. The Bank operates a full service mortgage division in Clarksville, Tennessee, under the name Heritage Mortgage Services.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended June 30, 2006, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2006.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2005 Consolidated Financial Statements.

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six-months ending June 30, 2006, and June 30, 2005. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	For the Three Months Ended
	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Basic EPS:
Net income	$849,000	$1,065,000
Average common shares outstanding	3,650,279	3,640,706

Earnings per share, basic	$0.23	$0.29

Diluted EPS:
Net income	$849,000	$1,065,000
Average common shares outstanding	3,650,279	3,640,706
Dilutive effect of stock options	25,456	25,599

Average diluted shares outstanding	3,675,735	3,666,305

Earnings per share, diluted	$0.23	$0.29

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Basic EPS:
Net income	$2,050,000	$2,058,000
Average common shares outstanding	3,649,679	3,639,999

Earnings per share, basic	$0.56	$0.57

Diluted EPS:
Net income	$2,050,000	$2,058,000
Average common shares outstanding	3,649,679	3,639,999
Dilutive effect of stock options	25,349	26,849

Average diluted shares outstanding	3,675,028	3,666,848

Earnings per share, diluted	$0.56	$0.56

Note (3) STOCK COMPENSATION

On January 1, 2006, the Company, adopted SFAS 123R, Share-Based Payment (as amended). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on share-based awards to non-employees. SFAS 123R eliminates the ability to account for share-based compensation transactions, as the Company did, using the intrinsic value method as prescribed by Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense in the accompanying consolidated statement of income.

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated condensed financial statement dated March 31, 2006, was the first to reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. For the three and six month periods ending June 30, 2006, the Company incurred additional compensation expense related to adopting SFAS 123R of $8,300 and $16,600 respectively. At June 30, 2006, the Company has 12,500 unvested stock options. A total of 5,000 stock options will vest in May 2007 and May 2008, respectively. A total of 2,500 stock options will vest in September 2006. All other options are fully vested. As a result of adopting SFAS 123R, the Company will incur additional after tax expense related to stock option vesting of approximately $8,500 in 2006, approximately $14,400 in 2007 and approximately $6,000 in and 2008. No stock options were issued, forfeited, or exercised in the three and six month periods ending June 30, 2006, and June 30, 2005.

The Company utilized the Black-Scholes valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to the expected stock prices volatility, expected option life, risk-free rate of return and the dividend yield of the stock. The expected lives of options granted are estimated based on historical employee exercise behavior. The risk free rate of return coincides with the expected life of the options and is based on the ten year Treasury note rate at the time the options are issued. The historical volatility levels of the Company’s common stock are used to estimate the stock price volatility. The set dividend yield is used to estimate the expected dividend yield of the stock.

SFAS 123R, requires certain additional disclosures beyond what was included in the Company’s 2005 Annual Report. The value of vested options outstanding at June 30, 2006 was $1.6 million for options issued under the 1999 Plan and $145,000 for options issued under the 2000 Plan. The fair value of options vesting in 2006 is $33,250. Shares issued for option exercises are expected to come from authorized but unissued shares. At June 30, 2006, the Company has stock options totaling 246,723 that are eligible to be awarded. Additional stock option information at June 30, 2006 includes:

	Outstanding Options	Weighted Avg Exercise Price	Weighted Avg Remaining Term	Aggregate Intrinsic Value
Outstanding, June 30, 2006	273,752	$15.21	3.8 years	$498,200
Options exercisable, June 30, 2006	261,252	$15.16	3.6 years	$488,075

For the three and six month periods ended June 30, 2005, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(Dollars in thousands, except per share amounts)
Net income as reported	$1,065	$2,058
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related taxes	(15)	(30)

Pro forma net income	$1,050	$2,028

Earnings per share:
Basic – as reported	$0.29	$0.57
Basic – pro forma	$0.29	$0.56
Diluted – as reported	$0.29	$0.56
Diluted – pro forma	$0.29	$0.55

The Company’s Compensation Committee granted 10,932 shares of restricted stock during the second quarter of 2006, 9,795 shares of restricted stock in 2005 and 8,887 shares of restricted stock in 2004. These shares vest over a four-year period but vesting may be accelerated as a result of factors outlined in the award agreement. For the three and six month periods ending June 30, 2006, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $20,000 and $39,000. For the three and six month periods ending June 30, 2005, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $11,000 and $20,000 respectively. The table below outlines the Company’s future compensation expense related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan for the years indicated:

Year Ending	Approximate Future Compensation Expense	Affect on Income Net of Taxes
December 31, 2006	$60,800	$40,100
December 31, 2007	121,600	80,300
December 31, 2008	107,400	70,900
December 31, 2009	61,900	40,800
December 31, 2010	21,200	14,000

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. The early vesting of restricted stock awards due to factors outlined in the award agreement may accelerate future compensation expenses related to the plan but would not change the total amount of future compensation expense. At June 30, 2006, an additional 170,386 shares of the Company’s common stock may be award through the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan.

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

At June 30, 2006, the Company has 172 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $5 million (par value) in commercial paper consisting of $2 million in General Motors Acceptance Corporation (GMAC) maturing in August 2007 and $3 million in Ford Motor Credit (FMAC) maturing in increments of $1 million each in January 2007, October 2008 and October 2009. After conducting an analysis of the regulatory filings of both General Motors (parent company of GMAC) and Ford Motor Company (parent company of FMAC), management believes that both companies have adequate levels of liquidity to meet their debt service obligations for the foreseeable future despite a difficult operating environment for the parent companies. Both GMAC and FMAC are profitable subsidiaries of their parent companies and appear to be highly valued in the marketplace in the event that either parent may wish to sell all or part of these subsidiaries. During the first quarter of 2006, General Motors announced that it has agreed to sell a majority interest in GMAC to a group of outside investors.

This announcement appears to bode well for the future of GMAC and may result in future upgrades by bond rating agencies. During the six-month period ending June 30, 2006, the overnight Federal Funds rate increased 0.75%. At the same time, the market value of the Company’s commercial bond portfolio increased by more than $242,000. The Company continues to believe that it has the ability and intent to hold these securities until maturity, or for the foreseeable future and therefore no declines are deemed to be other than temporary. The carrying amount of securities available for sale and their estimated fair values at June 30, 2006, is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Restricted:
FHLB stock	$3.533	—	—	3,533

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$98,462	—	(3,104)	95,358
Corporate bonds	5,134	—	(307)	4,827
Municipal bonds	15,728	5	(720)	15,013
Mortgage-backed securities	42,359	—	(2,153)	40,206
CMOs	15,657	9	(374)	15,292

	177,340	14	(6,658)	170,696

The carrying amount of securities held to maturity and their estimated fair values at June 30, 2006 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. government and agency securities:
Agency debt securities	$17,306	—	(618)	16,688
Mortgage-backed securities:	790	4	—	794

	$18,096	4	(618)	17,482

At June 30, 2006, securities with a book value of approximately $109.4 million and a market value of approximately $105.4 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. Securities with a market value of approximately $21.0 million were sold to customers under an overnight repurchase agreement.

Note (5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At June 30, 2006	At December 31, 2005
Asset - Investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—
Stockholder’s equity – Trust preferred securities	$10,000	$10,000
Common Stock (100% Owned by Hopfed Bancorp, Inc.)	310	310

Total Stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Income – Interest income from subordinated debentures issued by Hopfed Bancorp, Inc.	$212	$157	$409	$307

Net Income	$212	$157	$409	$307

Summary Statement of Stockholder’s Equity

	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning Balances, December 31, 2005	$10,000	$310	$—	$10,310
Retained earnings:
Net Income	—	—	409	409
Dividends
Trust preferred securities	—	—	(397)	(397)
Common paid to Hopfed Bancorp, Inc.	—	—	(12)	(12)

Total Retained Earnings	—	—	—	—

Ending balances, June 30, 2006	$10,000	$310	$—	$10,310

Note (6) ACQUISITION

The Company’s wholly-owned subsidiary, Heritage Bank, completed the acquisition of four offices of AmSouth Bank located in Cheatham and Houston counties in Tennessee (Middle Tennessee Division) on June 29, 2006. This acquisition enhances the Company’s position in the northern portion of the Nashville, Tennessee Metropolitan Statistical Area. The consolidated statement of income includes the results of operations for the Middle Tennessee Division for one day in June 2006. As discussed below, the Company is in the process of finalizing the allocation of the purchase price to the acquired new assets noted below. Accordingly, the above allocations should be considered preliminary as of June 30, 2006.

In accordance with FASB No. 141, “Accounting for Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”), HopFed Bancorp Inc, recorded at fair value the following assets and liabilities of four AmSouth Bank offices assumed as of June 29, 2006:

(Dollars in thousands) (Unaudited)
Assets
Cash and Cash Equivalents	$22,421
Loans
Home equity line of credit	16,984
Closed end home equity	12,081
Commercial loans	3,831
Personal loans	1,618

Total loans, gross	34,514
Allowance for loan loss	(185)
Loan market yield differential	(210)
Core deposit intangible	2,919
Goodwill	1,091
Premises and equipment	4,865
Accrued interest receivable	139

Total assets	$65,554

Liabilities:
Deposits
Non-interest bearing deposits	$13,780
Now accounts	7,380
Savings and MMDA accounts	18,638
Time and other deposits	25,612

Total deposits	65,410
Accrued interest receivable	123
Other liabilities	21

Total liabilities	$65,554

The amount allocated to the core deposit intangible was determined by a valuation conducted by an independent third party and is being amortized over the estimated useful life of nine years using the sum of the year’s digit method.

An independent third party has completed a valuation analysis of the estimated fair market value of the acquired loan portfolio. This analysis was based on the portfolio balances, yields, and market rates on June 29, 2006. As a result, the bank will accrete approximately $210,000 in loan yield differential over the estimated average life of the individual portions of the purchased loan portfolios on an accelerated basis.

Management has completed an analysis of the credit quality of the purchased loan portfolio. As a result of this analysis, management has reduced the market value of the purchased loan portfolio by $185,000 for estimated loan losses not specifically identified by current classification.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2006. The pro forma includes adjustment for interest income on loans, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits assumed, and related income tax affects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected on the assumed dates (All dollars are in thousands, except per share data):

2006
Net interest income after provision for loan loss expense	$8,730
Net income	$2,080

Basic earnings per share	$0.57

Diluted earnings per share	$0.57

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of and for the three and six-month periods ended June 30, 2006, and June 30, 2005, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2005 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased by $108.4 million, from $639.6 million at December 31, 2005, to $748.0 million at June 30, 2006. Securities available for sale decreased from $172.9 million at December 31, 2005, to $170.7 million at June 30, 2006. Federal funds sold decreased from $2.3 million at December 31, 2005, to $1.9 million at June 30, 2006. In the second quarter of 2006, the Company began offering business customer’s the opportunity to sell overnight funds to the Bank. At June 30, 2006, the Company sold securities with a market value of $21.0 million to customers under a repurchase agreement.

At June 30, 2006, investments classified as “held to maturity” were carried at an amortized cost of $18.1 million and had an estimated fair market value of $17.5 million, and securities classified as “available for sale” had an estimated fair market value of $170.7 million. As a member of the Federal Home Loan Bank of Cincinnati (FHLB), the Company is required to purchase stock based on the Company’s usage of FHLB services. At June 30, 2006, the Company owns $3.5 million (at cost) of FHLB stock.

The loan portfolio increased $75.6 million during the six months ended June 30, 2006. Net loans totaled $472.9 million and $397.3 million at June 30, 2006 and December 31, 2005, respectively. For the six months ended June 30, 2006, the average yield on loans was 6.76%, compared to 5.96% for the year ended December 31, 2005.

Set forth below is selected data relating to the composition of the loan portfolio by type of loans at the dates indicated. At June 30, 2006, December 31, 2005, and June 30, 2005, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	6/30/2006		12/31/05		6/30/05
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One to four family residential	$235,600	49.4%	$211,564	52.7%	$208,741	56.3%
Multi-family residential	10,271	2.1%	6,613	1.7%	6,244	1.7%
Construction	33,187	7.0%	16,592	4.1%	2,390	0.6%
Non-residential	127,444	26.7%	102,676	25.6%	37,000	10.0%

Total real estate loans	406,502	85.2%	337,445	84.1%	254,375	68.6%

Other loans:
Secured by deposits	3,748	0.8%	3,282	0.8%	2,997	0.8%
Other consumer loans	22,762	4.8%	23,642	5.9%	29,164	7.9%
Commercial loans	44,091	9.2%	36,945	9.2%	84,326	22.7%

Total other loans	70,601	14.8%	63,869	15.9%	116,487	31.4%

Total loans, gross	477,103	100.0%	401,314	100.0%	370,862	100.0%

Allowance for loan losses	4,189		4,004		3,664

Total net loans	$472,914		$397,310		$367,198

The allowance for loan losses totaled $4.2 million at June 30, 2006, $4.0 million at December 31, 2005, and $3.7 million at June 30, 2005. The ratio of the allowance for loan losses to loans was 0.88%, 1.00%, and 0.99% at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. Also at June 30, 2006, non-performing loans were $678,000, or 0.14% of total loans, compared to $996,000, or 0.25% of total loans, at December 31, 2005, and $693,000, or 0.19% of total loans, at June 30, 2005, respectively. Non-performing assets, which include other real estate owned and other assets owned, were $1,132,000, or 0.15% of total assets at June 30, 2006, compared to $1,224,000, or 0.19% of total assets, at December 31, 2005 and $873,000, or 0.15% of total assets, at June 30, 2005.

The Company’s annualized net charge off ratio for the six-month periods ended June 30, 2006, June 30, 2005, and the year ended December 31, 2005, was 0.20%, 0.12%, and 0.14%, respectively. The ratio of allowance for loan losses to non-performing loans at June 30, 2006, December 31, 2005, and June 30, 2005, was 617.9%, 402.0% and 528.7%, respectively. The following table sets forth an analysis of the Company’s allowance for loan losses for the six-month periods ended:

	6/30/2006	6/30/2005
	(Dollars in thousands)
Beginning balance, allowance for loan loss	$4,004	$3,273
Loans charged off:
Commercial loans	(89)	(10)
Consumer loans and overdrafts	(224)	(235)
Residential loans	(222)	(18)

Total charge offs	(535)	(263)
Recoveries	118	54

Net charge offs	(417)	(209)

Provision for loan loss	417	600
Credit quality devaluation of purchased loans	185	—
Balance at end of period	$4,189	$3,664

Ratio of net charge offs to average outstanding loans during the period	0.20%	0.12%

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions.

Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. The Company had $424,000 in real estate owned and $30,000 of other assets owned at June 30, 2006.

At June 30, 2006, the Company had $659,000 in loans classified as special mention, $959,000 classified as substandard and $600,000 classified as doubtful. At June 30, 2005, the Company had no loans classified as special mention, $1.6 million classified as substandard and $487,000 classified as doubtful.

At June 30, 2006, deposits increased to $540.2 million from $482.7 million at December 31, 2005, an increase of $57.5 million. The average cost of all deposits during the three and six-month periods ended June 30, 2006 and the year ended December 31, 2005 was 3.21%, 3.07%, and 2.60%, respectively.

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

Comparison of Operating Results for the Six-Months Ended June 30, 2006 and 2005

Net Income. Net income for the six months ended June 30, 2006, was $ 2,050,000, compared to net income of $2,058,000 for the six months ended June 30, 2005. Despite the marginal change in net income, the various components influencing net income have changed significantly.

Net Interest Income. The most significant source of earnings is net interest income, which is the difference between interest income on interest earning assets and interest expense paid on interest bearing liabilities. Factors influencing net interest income include both the volume and changes in volume of interest earning assets and interest bearing liabilities, the amount of non-interest earning assets and non-interest bearing liabilities, and the level and changes of market interest rates. At June 30, 2006, and June 30, 2005, the level of interest bearing assets to interest bearing liabilities was 107.5% and 108.3%. In general, a financial company with higher ratio of interest bearing assets as compared to interest bearing liabilities is more likely to have a higher level of net interest income.

Average Balances, Yields and Interest Expenses. The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the six month periods ended June 30, 2006, and June 30, 2005. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and cost for the periods presented. During the periods indicated, non-accruing loans are included in the loan category. For the six months ended June 30, 2006, and June 30, 2005, the table adjusts tax-free investment income by $119 and $162, respectively, for a tax equivalent rate. All dollars are in thousands.

	Average Balance 6/30/2006	Income & Expense 6/30/2006	Average Rates 6/30/2006	Average Balance 6/30/2005	Income & Expense 6/30/2005	Average Rates 6/30/2005
Loans	$415,900	$14,050	6.76%	$360,702	$10,189	5.65%
Investments AFS taxable	152,302	3,374	4.43%	131,348	2,661	4.05%
Investment AFS Tax Free	16,133	393	4.88%	21,292	532	5.00%
Investments HTM	18,712	390	4.17%	22,744	524	4.61%
Fed Funds	2,908	73	5.02%	1,664	17	2.04%

Total Interest Earning Assets	605,955	18,280	6.03%	537,750	13,923	5.18%

Other Assets	47,551			41,548

Total Assets	$653,506			$579,298

Interest Bearing Deposits	$443,750	7,380	3.33%	$406,427	5,268	2.59%
Subordinated Debentures	10,310	348	6.75%	10,310	333	6.46%
Securities sold under repurchase agreements	4,897	121	4.94%	—	—	—
FHLB Borrowings	104,722	2,211	4.22%	79,597	1,381	3.47%

Total Interest Bearing Liabilities	563,679	10,060	3.57%	496,334	6,982	2.81%

Non Interest Bearing Deposits	36,498			32,033
Other Liabilities	3,665			1,046

Stockholders’ Equity	49,664			49,885

Total Liabilities & Stockholders’ Equity	$653,506			$579,298

Net Change in Interest Earning Assets and Interest Bearing Liabilities		$8,220	2.46%		$6,941	2.37%

Net Yield on Interest Earning Assets		2.71%			2.58%

Interest Income. Increases in interest income were driven by both increases in market interest rates and the increase in the volume of loans outstanding. In the last twelve months, the Federal Reserve Bank has increased Fed Funds a total of eight times, or 2.0%. A large percentage of the Company’s assets are variable rate and tied to either One Year Constant Maturity Treasury (One Year CMT) or the Prime Rate as published in the Wall Street Journal. While the yield on these assets may change, all loans do not re-price at the same time and many may not adjust for up to five years.

Interest Expense. Interest expense has also increased as a result of increases in both the volume of interest bearing liabilities and market rates. In the last six months, the Company has increased its borrowings from the FHLB to fund loan growth. In general, these borrowing are more expensive as compared to time deposits. The benefit of borrowing from the FHLB is that access to capital is more easily available and the maturities of borrowed funds are more easily managed as compared to time deposits. Other factors influencing the level of borrowings include the competitive nature of the Company’s deposit market and the limited amount of non-interest bearing deposits currently on hand.

The Company remains focused on growing its level of non-interest bearing deposits, both organically and through acquisition. The Company’s June 29, 2006, acquisition of four retail offices in Tennessee was attractive to management due to the high percentage of non-interest bearing checking accounts and demand deposit accounts. An additional benefit to growth in this area is that non-interest income typically increases along with growth in the number of demand deposit accounts. The Company’s focus on growing demand deposit balances is a significant factor in the decisions to construct additional retail offices, increase the number of ATM locations, and acquire new locations through acquisition.

Non-Interest Income. For the six-month period ending June 30, 2006, non-interest income increased by $29,000 as compared to the same period last year. The small increase was achieved despite a $328,800 gain on the sale on Intrieve, Inc. stock realized in April 2005. Income from both deposit and other income have increased by $178,000 and $223,000, respectively as compared to the six-month period June 30, 2005. Income from the Company’s financial services division is lower despite the addition of a mortgage origination division in April 2006 as fee income from insurance and brokerage services are down significantly.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $1.5 million for the six months ended June 30, 2006, compared to the same period in 2005. Compensation expense increased more than $600,000 due to increases in staffing levels required by the addition of retail offices. The Company’s professional expense increased by approximately $400,000 during the same time frame, largely the result of a $300,000 charge to fund expenses related to the Company’s recent acquisition.

Provision for Loan Losses. The Company determined that $417,000 of provision for loan loss expense was necessary for the six month period ending June 30, 2006 as compared to $600,000 for the same period in 2005.

Income Taxes. The effective tax rate for the six months ended June 30, 2006, was 30.2%, compared to 30.0% for the same period in 2005.

Comparison of Operating Results for the Three-Months Ended June 30, 2006 and 2005

Net Income. Net income for the three months ended June 30, 2006, was $ 849,000 compared to net income of $1,065,000 for the three months ended June 30, 2005. Net income for the three-month periods ending June 30, 2006, and June 30, 2005, were strongly influenced by significant one-time events. The three-month period ended June 30, 2005, included a $328,800 investment gain on the sale of stock. During the three month period ended June 30, 2006, the Company incurred approximately $300,000 in operating expenses in preparation for an acquisition.

Net Interest Income. Net interest income increased by approximately $640,000 for the three-month period ending June 30, 2006, as compared to June 30, 2005. This increase was the result of higher loan and deposit balances. For the three-month period ending June 30, 2006, the Company’s net interest margin and net yield on earning assets improved 0.08% and 0.10%, respectively, as compared to the same period in 2005.

Average Balances, Yields and Interest Expenses. The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the three month periods ended June 30, 2006, and June 30, 2005. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and cost for the periods presented. During the periods indicated, non-accruing loans are included in the loan category. For the three months ended June 30, 2006, and June 30, 2005, the table adjusts tax-free investment income by $56 and $70, respectively, for a tax equivalent rate. All dollars are in thousands.

	Average Balance 6/30/2006	Income & Expense 6/30/2006	Average Rates 6/30/2006	Average Balance 6/30/2005	Income & Expense 6/30/2005	Average Rates 6/30/2005
Loans	$425,387	$7,334	6.90%	$365,064	$5,189	5.69%
Investments AFS taxable	149,860	1,688	4.51%	129,760	1,316	4.06%
Investment AFS Tax Free	15,137	184	4.87%	18,777	232	4.94%
Investments HTM	19,260	194	4.03%	22,724	262	4.61%
Fed Funds	3,095	38	4.91%	1,050	7	2.67%

Total Interest Earning Assets	612,739	9,438	6.16%	537,375	7,006	5.21%

Other Assets	49,241			41,821

Total Assets	$661,980			$579,196

Interest Bearing Deposits	$443,145	3,854	3.48%	$407,016	2,699	2.65%
Subordinated Debentures	10,310	181	7.02%	10,310	166	6.44%
Securities sold under agreement to repurchase	9,740	121	4.97%	—	—	—
FHLB Borrowings	108,974	1,208	4.43%	78,028	699	3.58%

Total Interest Bearing Liabilities	572,169	5,364	3.75%	495,354	3,564	2.88%

Non Interest Bearing Deposits	36,622			33,039
Other Liabilities	3,553			1,284

Stockholders’ Equity	49,636			49,519

Total Liabilities & Stockholders’ Equity	$661,980			$579,196

Net Change in Interest Earning Assets and Interest Bearing Liabilities		$4,074	2.41%		$3,442	2.33%

Net Yield on Interest Earning Assets		2.66%			2.56%

Interest Expense. Interest expense increased approximately $1.8 million, to $5.4 million for the three months ended June 30, 2006, as compared to the same period in 2005. The increase was attributable to a higher cost of funding interest-bearing deposits and borrowings as well as higher balances of interest bearing deposits. The Company’s market for deposits remains competitive and additional increases are possible despite the additional deposits acquired on June 29, 2006.

Non-Interest Income. For the three-month period ending June 30, 2006, non-interest income declined by $50,000 as compared to the same period last year. The decline is the result of a $328,800 gain on the sale on Intrieve, Inc. stock realized in April 2005. Income from both deposits and other income have increased by $128,000 and $122,000, respectively as compared to the three-month period June 30, 2005. Income from subsidiary activities was higher due to the addition of a mortgage origination company.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $1.0 million for the three months ended June 30, 2006 compared to the same period in 2005. Compensation expense increased almost $400,000 due to increases in staffing levels required by the addition of retail offices. The Company’s professional expense increased by approximately $300,000 during the same time frame as a result of a charge to fund expenses related to the Company’s recent acquisition. Data processing, occupancy, and other expenses rose significantly over the same period last year.

Provision for Loan Losses. The Bank determined that an additional $204,000 and $300,000 of provision for loan losses was required for the three months ended June 30, 2006 and June 30, 2005, respectively.

Income Taxes. The effective tax rate for the three months ended June 30, 2006 was 28.5%, compared to 30.3% for the same period in 2005.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2006, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at June 30, 2006.

	At June 30, 2006
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible capital	$54,937	7.39%	$53,449	7.20%
Core capital	$54,937	7.39%	$53,449	7.20%
Risk-based capital	$59,126	11.95%	$57,638	11.66%

At June 30, 2006, the Bank had the following outstanding commitments related to its loan portfolio:

Amount
Commercial letters of credit	$3,415,000
Standby letters of credit	$420,000
Home equity lines of credit	$32,428,000
Commercial lines of credit	$8,938,000
Approved but unfunded loans	$2,396,000

Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. At June 30, 2006, time deposits which are scheduled to mature in one year or less from June 30, 2006 totaled $186.6 million. Management believes that a significant percentage of such deposits will remain with the Bank. At June 30, 2006, the Bank had non-cancelable purchase obligations incurred in connection with the construction and purchase of new retail locations of approximately $4.5 million.

At June 30, 2006, the Company has outstanding borrowings of $122.9 million from the Federal Home Loan Bank of Cincinnati with maturities ranging from overnight borrowings to ten years. These borrowings are secured by a blanket security agreement pledging the Company’s 1-4 family first mortgages and non-residential real estate. At June 30, 2006, the Company has approximately $235.6 million in 1-4 family first mortgages and $127.4 million in non-residential real estate that may be pledged under this agreement. At June 30, 2006, these borrowing have a weighted average maturity of 3.1 years and a weighted average cost of 4.67%.

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

Effect of New Accounting Standards

In November 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment” was issued. The FSP nullifies certain requirements of Issue 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-01 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The initial adoption of this FSP in 2006 did not have a material impact on the financial condition, the results of operations, or cash flows of the Company.

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

This Statement requires retrospective application to prior accounting periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the accounting principle. It also applies to changes required by accounting pronouncements in the unusual instance that the pronouncement does not include specific transition provisions. This Statement was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from the host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in 2007. Management does not believe that the adoption of SFAS 155 will have a material impact on the Company’s consolidated financial position and results of operations.

In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, was issued. SFAS No. 156 amends SFAS No. 140, Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured a fair value; (3) if practicable, it permits an entity to chose either the amortization or fair value method following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; (4) and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the servicing assets or servicing liabilities that a servicing Company elects to subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective for the fiscal year beginning after December 15, 2006. The Company will adopt SFAS No. 156 beginning in the first quarter of 2007. The impact of adopting SFAS No. 156 is not anticipated to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). Fin 48 requires companies to recognize in their financial statements the impact of a tax position, taken or expected to be taken, if that position is more likely than not of being sustained on audited based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of January 1, 2007, and is not anticipated to have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. However, the Company models its balance sheet and income statement in an effort to manage its interest rate risk.

The Company’s analysis of interest rate risk assumes parallel shifts in interest rates (rates rising uniformly over the entire spectrum of the interest rate curve). At June 30, 2006, the Company’s analysis of the change in net interest income over the next twelve months resulting from changes in interest rates is as follows:

	Down 2%	Down 1%	Up 1%	Up 2%
Net Interest Income	$386	$909	$(382)	$(587)

Changes in net interest income may not be uniform during the twelve-month period due to the uneven nature of loan repricings and time deposit maturities.

During the first six months of 2006, short-term market interest rates increased significantly while longer-term rates (identified by the five and ten year treasury bills) have remained relatively unchanged, resulting in a flat yield curve.

As a result, the Company has experienced a substantial shift in customer demand for fixed rate first mortgages sold on the secondary market and away from adjustable rate 1-4 family mortgages. Given the current yield curve, long term fixed rate mortgages are substantially less expensive than the Company’s current adjustable rate loan offerings.

The Company’s goal is for the Bank’s net interest expense to increase at a rate much slower than that of its peer group and competitors in a rising interest rate environment due to a decreasing reliance on time deposits. The Company’s June 29, 2006, acquisition allowed it to increase its percentage of lower cost deposits.

However, the Company remains highly dependent on time deposits for funding. To significantly reduce its cost of funds, the Company must increase its percentage of non-interest bearing deposits to total deposits, currently at 9.99%. The Company’s intermediate goal of non-interest bearing deposits to total deposits is 12% with a long-term goal of 17.50%. To increase its non-interest deposit balances, the Company is investing in new products, locations, and automated teller machines. However, non-interest deposit growth completed without the assistance of an acquisition is slow, may take several years and may never reach the goals set forth by management and is likely to result in higher non-interest expenses.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2006.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three and six month periods ended June 30, 2006, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Effective in 2007, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal control over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting.

Management is currently establishing policies and procedures to assess and report on internal control over financial reporting, and has retained an outside firm to assist it in determining the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2005, describes various risk that may materially affect its business. This section updates that discussion to reflect material developments since the 10K was filed.

The Company may face risks with respect to current and future acquisition and expansions.

The Company has engaged, and may continue to engage, in de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. The Company may also consider and enter into new lines of business or offer new products or services. In addition, the Company may receive future inquiries and have discussions with potential acquirers of the Company. Acquisitions and mergers involve a number of risks, including:

•	Time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	Inaccuracies in the estimates and judgments used to evaluate credit, operations, and management and market risks with respect to the target institution;

•	Time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	The Company’s ability to finance an acquisition and possible dilution to its existing shareholders as well as the Company’s ability to maintain adequate liquidity levels during periods of uneven growth;

•	The diversion of the Company’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	The entry into new markets where the Company lacks experience;

•	The introduction of new products and services into the Company’s business;

•	The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the Company’s results of operations; and

•	The risk of loss of key employees and customers.

The Company may incur substantial costs to expand. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, the Company may issue equity securities, including common stock and securities convertible into shares of the Company’s common stock in connection with future acquisitions, which could cause ownership and economic dilution to the Company’s stockholders. There is no assurance that, following any future mergers or acquisitions, the Company’s integration efforts will be successful or the Company, after giving effect to the acquisition, will achieve profits comparable to or better than its historical experience.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended June 30, 2006.

On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of 300,000 shares of Common Stock. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, prices of the Company’s Common Stock, corporate cash requirements and other factors. As of June 30, 2006, a total of 208,909 shares of Common Stock had been repurchased under the current program. No shares were repurchased during the quarter ended June 30, 2006. The current stock repurchase program remains open until the Company completes the purchase of all fully authorized shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2006, the Company held its Annual Meeting of Stockholders at which the following matter was considered and voted on:

Proposal I – Election of Directors:

Nominees	For	Withheld
John E. Peck	2,753,714	47,592
Kerry Harvey	2,696,654	104,652

There were no abstentions or broker non-votes.

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

HOPFED BANCORP, INC.

Date: August 14, 2006	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 14, 2006	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer