Form 10-Q
period 2006-09-30
HOPFED BANCORP INC
filed 2006-11-14
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, the Registrant had issued and outstanding 3,640,315 shares of the Registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

	September 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$23,408	$13,487
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	136	424
Federal funds sold	3,500	2,250

Total cash and cash equivalents	27,044	16,161
Securities available for sale	174,742	172,890
Federal Home Loan Bank stock, at cost	3,585	3,211
Securities held to maturity, market value of $17,729 and $17,816 at September 30, 2006 and December 31, 2005, respectively	18,066	18,183
Loans receivable, net of allowance for loan losses of $4,349 at September 30, 2006, and $ 4,004 at December 31, 2005, respectively	487,601	397,310
Goodwill	4,989	3,689
Intangible assets	3,869	1,377
Bank owned life insurance	7,356	7,156
Real estate owned	321	228
Accrued interest receivable	4,867	3,697
Premises and equipment, net	22,060	7,112
Building construction in process	1,805	5,388
Deferred tax asset	1,715	1,955
Other assets	1,052	1,232

Total assets	$759,072	$639,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$52,973	$36,918
Interest bearing accounts:
Now accounts	84,804	96,949
Savings & money market accounts	77,955	97,477
Other time deposits	336,661	251,384

Total Deposits	552,393	482,728
Subordinated debentures	10,310	10,310
Securities sold under agreements to repurchase	23,449	—
Advances from borrowers for taxes and insurance	611	295
Advances from FHLB	115,217	93,172
Dividends payable	447	438
Interest payable	1,713	1,021
Accrued expenses and other liabilities	2,725	1,783

Total liabilities	706,865	589,747

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at September 30, 2006 and December 31, 2005.	—	—
Common stock, par value $0.01 per share: authorized 7,500,000 shares; 4,068,919 issued and 3,660,315 outstanding at September 30, 2006 and 4,057,987 issued and 3,649,078 outstanding at December 31, 2005, respectively	40	40
Additional paid in capital	25,882	26,019
Retained earnings, substantially restricted	33,270	31,525
Treasury stock (at cost, 408,909 shares at September 30, 2006 and December 31, 2005)	(4,857)	(4,857)
Unearned restricted stock	—	(230)
Accumulated other comprehensive loss, net of taxes	(2,128)	(2,655)

Total stockholders’ equity	52,207	49,842

Total liabilities and stockholders’ equity	$759,072	$639,589

The balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Interest and dividend income:
Interest on loans	$8,712	$5,634	$22,762	$15,823
Interest on investments, tax exempt	127	147	401	517
Interest and dividends on investments, taxable	2,106	1,772	5,870	4,957
Interest on time deposits	30	63	103	80

Total interest and dividend income	10,975	7,616	29,136	21,377

Interest expense:
Interest on deposits	4,465	3,157	11,845	8,425
Interest on subordinated debentures	194	174	542	507
Interest on repurchase agreements	236	—	357	—
Interest on advances from FHLB	1,420	686	3,631	2,067

Total interest expense	6,315	4,017	16,375	10,999

Net interest income	4,660	3,599	12,761	10,378
Provision for loan losses	312	300	729	900

Net interest income after provision for loan losses	4,348	3,299	12,032	9,478

Non-interest income:
Service charges	1,052	498	2,326	1,594
Gain on sale of loans	47	45	110	110
Gain on sale of securities	—	16	42	379
Bank owned life insurance	70	62	200	196
Financial services commissions	189	121	442	419
Other, net	345	228	891	551

Total non-interest income	1,703	970	4,011	3,249

Non-interest expenses:
Salaries and benefits	2,346	1,491	5,868	4,371
Occupancy expense, net	476	236	1,135	720
State tax on deposits	116	125	346	354
Data processing	455	302	1,112	821
Intangible amortization	240	94	430	284
Advertising	214	151	555	490
Professional services	375	181	1,109	507
Other operating expenses	399	218	1,122	771

Total non-interest expenses	4,621	2,798	11,677	8,318

Income before income taxes	1,430	1,471	4,366	4,409
Income tax expense	418	450	1,304	1,330

Net income	$1,012	$1,021	$3,062	$3,079

Basic net earnings per share	$0.28	$0.28	$0.84	$0.85

Diluted net earnings per share	$0.28	$0.28	$0.84	$0.84

Dividends per share	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding, basic	3,637,288	3,647,917	3,634,362	3,642,667

Weighted average shares outstanding, diluted	3,663,883	3,672,394	3,656,872	3,668,724

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$1,012	1,021	$3,062	$3,079
Other comprehensive income, net of tax
Unrealized holding (loss) gains arising during period net of tax effect of ($1,096) and $574 for the three months ended September 30, 2006 and 2005, respectively, and ($313) and $677 for the nine months ended September 30, 2006 and 2005, respectively	2,127	(1,114)	608	(1,315)
Reclassification for (gain) loss on derivatives, net of tax	(16)	94	(66)	129
Reclassification adjustment for gains included in net income	—	—	(15)	(16)

Comprehensive income	$3,123	$1	$3,589	$1,877

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$5,047	$4,559

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity securities	138	4,742
Proceeds from sale of available-for-sale securities	25,471	24,220
Purchases of available-for-sale securities	(26,768)	(48,519)
Purchase of FHLB stock	(229)	(41)
Net increase in loans	(58,195)	(18,052)
Net cash received in acquisition	22,421	—
Proceeds from sale of fixed assets	98	—
Proceeds from sale of foreclosed assets	641	—
Purchases of premises and equipment	(6,499)	(3,345)

Net cash used in investing activities	(42,922)	(40,995)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	(55,410)	32,588
Net increase in time deposits	59,665	911
Advances from FHLB	165,300	83,600
Payments made to FHLB	(143,255)	(81,346)
Increase in investment sold with intent to repurchase	23,449	—
Increase in advance payments by borrowers for taxes and insurance	316	224
Net dividends paid	(1,307)	(1,312)

Net cash provided by financing activities	48,758	34,665

Increase (decrease) in cash and cash equivalents	10,883	(1,771)
Cash and cash equivalents, beginning of period	16,161	18,249

Cash and cash equivalents, end of period	$27,044	$16,478

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,675	$1,390

Cash paid for interest	$12,601	$8,392

Loans charged off	$764	$437

Loans foreclosed upon, repossessions or transferred to other assets	$734	$213

Capitalized interest	$94	$—

Unrealized gain (loss) on AFS securities	$921	$(1,992)

Increase (decrease) in deferred tax asset related to unrealized losses on investments	$(313)	$677

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note	(1) BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly known as Hopkinsville Federal Bank (the “Bank”) to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary asset is the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (Fall & Fall) of Fulton, Kentucky. Fall & Fall sells life and casualty insurance to both individuals and businesses. The majority of Fall and Fall’s customer base lies within the geographic footprint of the Bank. The Bank operates a financial services division in Murray, Kentucky, under the name of Heritage Solutions and a full service mortgage division in Clarksville, Tennessee, under the name Heritage Mortgage Services.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2006.

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

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine-months ending September 30, 2006 and September 30, 2005. Diluted common shares arise primarily from the potentially dilutive effect of the Company’s stock options outstanding.

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Basic EPS:
Net income	$1,012,000	$1,021,000
Average common shares outstanding	3,637,288	3,647,917

Earnings per share, basic	$0.28	$0.28

Diluted EPS:
Net income	$1,012,000	$1,021,000
Average common shares outstanding	3,637,288	3,647,917
Dilutive effect of share based payments	26,595	24,477

Average diluted shares outstanding	3,663,883	3,672,394

Earnings per share, diluted	$0.28	$0.28

	For the Nine Months Ended
	September 30, 2006	September 30, 2005

Basic EPS:
Net income	$3,062,000	$3,079,000
Average common shares outstanding	3,634,362	3,642,667

Earnings per share, basic	$0.84	$0.85

Diluted EPS:
Net income	$3,062,000	$3,079,000
Average common shares outstanding	3,634,362	3,642,667
Dilutive effect of share based payments	22,510	26,057

Average diluted shares outstanding	3,656,872	3,668,724

Earnings per share, diluted	$0.84	$0.84

Note (3) STOCK COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (as amended). SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on share-based awards to non-employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company did, using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense in the accompanying consolidated condensed statement of income.

The Company adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated condensed financial statement dated March 31, 2006 was the first to reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. For the three and nine month periods ending September 30, 2006, the Company incurred additional compensation expense related to adopting SFAS No. 123R of $7,400 and $24,000, respectively. At September 30, 2006, the Company has 10,000 unvested stock options, with 5,000 shares vesting in May 2007 and 5,000 shares vesting in May 2008. All other options are fully vested. As a result of adopting SFAS No. 123R, the Company will incur additional after tax expense related to stock option vesting of approximately $3,600 in 2006, approximately $14,400 in 2007 and approximately $6,000 in and 2008. No stock options were issued, forfeited, or exercised in the three and nine month periods ending September 30, 2006 and September 30, 2005.

The Company utilized the Black-Scholes valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to the expected stock prices volatility, expected option life, risk-free rate of return and the dividend yield of the stock. The expected lives of options granted are estimated based on historical employee exercise behavior. The risk free rate of return coincides with the expected life of the options and is based on the ten year Treasury note rate at the time the options are issued. The historical volatility levels of the Company’s common stock are used to estimate the expected stock price volatility. The set dividend yield is used to estimate the expected dividend yield of the stock.

SFAS No. 123R requires certain additional disclosures beyond what was included in the Company’s 2005 Annual Report. The value of vested options outstanding at September 30, 2006 was $1.6 million for options issued under the 1999 Plan and $145,000 for options issued under the 2000 Plan. The fair value of options vesting in 2006 is $27,600. Shares issued for option exercises are expected to come from authorized but unissued shares. At September 30, 2006, the Company has stock options totaling 246,723 that are eligible to be awarded. Additional stock option information at September 30, 2006 includes:

	Outstanding Options	Weighted Avg Exercise Price	Weighted Avg Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2006	273,752	$15.21	3.52 years	$480,200

Options exercisable, September 30, 2006	263,752	$15.13	3.36 years	$480,200

For the three and nine month periods ended September 30, 2005, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended Sept. 30, 2005	For the Nine Months Ended Sept. 30, 2005
	(Dollars in thousands, except per share amounts)
Net income as reported	$1,021	$3,079
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted, net of related taxes	(5)	(35)

Pro forma net income	$1,016	$3,044

Earnings per share:
Basic – as reported	$0.28	$0.85
Basic – pro forma	$0.28	$0.84
Diluted – as reported	$0.28	$0.84
Diluted – pro forma	$0.28	$0.83

The Company’s Compensation Committee granted 305 and 11,237 shares of restricted stock during the three and nine month periods ending September 30, 2006. The Company’s Compensation Committee granted 9,795 shares of restricted stock in 2005 and 8,887 shares of restricted stock in 2004. These shares vest over a four-year period but vesting may be accelerated as a result of factors outlined in the award agreement. For the three and nine month periods ending September 30, 2006, the Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $30,000 and $69,000. For the three and nine month periods ending September 30, 2005, the Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $18,000 and $38,000. The table below outlines the Company’s future compensation expense related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan for the years indicated:

Year Ending	Approximate Future Compensation Expense	Affect on Income Net of Taxes
December 31, 2006	$30,000	$20,000
December 31, 2007	119,000	78,000
December 31, 2008	106,000	70,000
December 31, 2009	64,000	42,000
December 31, 2010	32,000	21,000

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. The early vesting of restricted stock awards due to factors outlined in the award agreement may accelerate future compensation expenses related to the plan but would not change the total amount of future compensation expense. At September 30, 2006, an additional 170,081 shares of the Company’s common stock may be award through the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan.

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

At September 30, 2006, the Company has 146 securities classified as available for sale with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $5 million (par value) in commercial paper consisting of $2 million in General Motors Acceptance Corporation (GMAC) maturing in August 2007 and $3 million in Ford Motor Credit (FMAC) maturing in increments of $1 million each in January 2007, October 2008 and October 2009. After conducting an analysis of the regulatory filings of both General Motors (parent company of GMAC) and Ford Motor Company (parent company of FMAC), management believes that both companies have adequate levels of liquidity to meet their debt service obligations for the foreseeable future despite a difficult operating environment for the parent companies. Both GMAC and FMAC are profitable subsidiaries of their parent companies and appear to be highly valued in the marketplace in the event that either parent may wish to sell all or part of these subsidiaries. During the first quarter of 2006, General Motors announced that it has agreed to sell a majority interest in GMAC to a group of outside investors.

This announcement appears to bode well for the future of GMAC and may result in future upgrades by bond rating agencies. During the nine-month period ending September 30, 2006, the overnight Federal Funds rate increased 1.00%. At the same time, the market value of the Company’s commercial bond portfolio increased by approximately $342,000. The Company continues to believe that it has the ability and intent to hold these securities until maturity, or for the foreseeable future and therefore no declines are deemed to be other than temporary. The carrying amount of securities available for sale and their estimated fair values at September 30, 2006, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Restricted:
FHLB stock	$3,585	—	—	3,585

Unrestricted:
U.S. government and agency debt securities	$101,752	72	(1,518)	100,306
Corporate bonds	5,112	—	(185)	4,927
Municipal bonds	15,713	26	(370)	15,369
Mortgage-backed securities	40,605	89	(1,340)	39,354
CMOs	14,981	35	(230)	14,786

	$178,163	222	(3,643)	174,742

The carrying amount of securities held to maturity and their estimated fair values at September 30, 2006 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U. S. government and agency debt securities	$17,313	—	(343)	16,970
Mortgage-backed securities	753	6	—	759

	$18,066	6	(343)	17,729

At September 30, 2006, securities with a book value of approximately $112.6 million and a market value of approximately $110.2 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. Securities with a market value of approximately $23.4 million were sold to customers under an overnight repurchase agreement.

Note (5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At September 30, 2006	At December 31, 2005
Asset - Investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – Trust preferred securities	$10,000	$10,000
Common Stock (100% owned by Hopfed Bancorp, Inc.)	310	310

Total stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Income – Interest income from subordinated debentures issued by Hopfed Bancorp, Inc.	$226	$174	$635	$507

Net Income	$226	$174	$635	$507

Summary Statement of Stockholder’s Equity

	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning Balances, December 31, 2005	$10,000	$310	$—	$10,310
Retained earnings:
Net Income	—	—	635	635
Dividends
Trust preferred securities	—	—	(616)	(616)
Common paid to Hopfed Bancorp, Inc.	—	—	(19)	(19)

Total Retained Earnings	—	—	—	—

Ending balances, September 30, 2006	$10,000	$310	$—	$10,310

Note (6) ACQUISITION

The Bank completed the acquisition of all the assets and liabilities associated with four offices of AmSouth Bank, a state chartered bank having its principal place of business in Birmingham, Alabama (AmSouth), located in Cheatham and Houston counties in Tennessee (Middle Tennessee Division) on June 29, 2006. The Bank assumed approximately $34.5 million in loans and $65.4 million in deposit liabilities. The Bank also acquired four parcels of real property on which the retail offices are located as well as the majority of personal property used in the daily operation of these offices. After payment of a deposit premium, the Bank received approximately $22.4 million in cash from AmSouth at the closing. The Bank retained all employees, including local retail management associated with each office previously employed by AmSouth with minimal changes in their rate of compensation and benefits.

In accordance with SFAS 141, “Accounting for Business Combinations” and SFAS 142, “Goodwill and Intangible Assets”, HopFed Bancorp, Inc, recorded at fair value assets and liabilities of the offices assumed as of June 29, 2006 and previously reported in the Company’s June 30, 2006 SEC Form 10Q. A pro forma financial statements of the acquisition of the Middle Tennessee Division is not required pursuant to Article 11 of Regulation S-X.

(Dollars in thousands) (Unaudited)
Assets
Cash and Cash Equivalents	$22,421
Loans
Home equity line of credit	16,984
Closed end home equity	12,081
Commercial loans	3,831
Personal loans	1,618

Total loans, gross	34,514
Allowance for loan loss	(185)
Loan market yield differential	(210)
Core deposit intangible	2,919
Goodwill	1,091
Premises and equipment	4,865
Accrued interest receivable	139

Total assets	$65,554

Liabilities:
Deposits
Non-interest bearing deposits	$13,780
Now accounts	7,380
Savings and MMDA accounts	18,638
Time and other deposits	25,612

Total deposits	65,410
Accrued interest payable	123
Other liabilities	21

Total liabilities	$65,554

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

2006
Net interest income after provision for loan loss expense	$13,398

Net income	$3,357

Basic earnings per share	$0.92

Diluted earnings per share	$0.92

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of and for the three and nine-month periods ended September 30, 2006 and September 30, 2005, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2005 Annual Report to Stockholders on Form 10-K.

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these material judgments, include, but without limitation, changes in interest rates, changes in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the proper funding level of the allowance for loan losses and determining the fair value of securities and other financial instruments and assessing other than temporary impairments of securities.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased by $119.5 million, from $639.6 million at December 31, 2005, to $759.1 million at September 30, 2006. Securities available for sale increased from $172.9 million at December 31, 2005, to $174.7 million at September 30, 2006. Federal funds sold increased from $2.3 million at December 31, 2005, to $3.5 million at September 30, 2006. In the second quarter of 2006, the Company began offering business customer’s the opportunity to sell overnight funds to the Bank. At September 30, 2006, the Company sold securities with a market value of $23.4 million under a repurchase agreement.

At September 30, 2006, investments classified as “held to maturity” were carried at an amortized cost of $18.1 million and had an estimated fair market value of $17.7 million, and securities classified as “available for sale” had an estimated fair market value of $174.7 million. As a member of the Federal Home Loan Bank of Cincinnati (FHLB), the Company is required to purchase stock based on the Company’s usage of FHLB services. At September 30, 2006, the Company owned $3.6 million (at cost) of FHLB stock.

The loan portfolio increased $90.3 million during the nine months ended September 30, 2006. Net loans totaled $487.6 million and $397.3 million at September 30, 2006 and December 31, 2005, respectively. For the three and nine month periods ended September 30, 2006 and the year ended December 31, 2005, the average yield on loans was 7.27%, 6.94%, and 5.96% respectively.

Set forth below is selected data relating to the composition of the loan portfolio by type of loans at the dates indicated. At September 30, 2006, December 31, 2005, and September 30, 2005, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	9/30/2006		12/31/2005		9/30/2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One to four family residential	$230,707	46.9%	$211,564	52.7%	$215,892	57.2%
Multi-family residential	12,030	2.4%	6,613	1.7%	6,550	1.7%
Construction	43,692	8.9%	16,592	4.1%	10,198	2.7%
Non-residential	132,454	26.9%	102,676	25.6%	91,187	24.2%

Total real estate loans	418,883	85.1%	337,445	84.1%	323,827	85.8%

Other loans:
Secured by deposits	3,516	0.8%	3,282	0.8%	3,319	0.9%
Other consumer loans	22,609	4.6%	23,642	5.9%	25,462	6.7%
Commercial loans	46,942	9.5%	36,945	9.2%	24,847	6.6%

Total other loans	73,067	14.9%	63,869	15.9%	53,628	14.2%

Total loans, gross	491,950	100.0%	401,314	100.0%	377,455	100.0%

Allowance for loan losses	4,349		4,004		3,817

Total net loans	$487,601		$397,310		$373,638

The allowance for loan losses totaled $4.3 million at September 30, 2006, $4.0 million at December 31, 2005, and $3.8 million at September 30, 2005. The ratio of the allowance for loan losses to loans was 0.88%, 1.00%, and 1.01% at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. Also at September 30, 2006, non-performing loans were $797,000, or 0.16% of total loans, compared to $996,000, or 0.25% of total loans, at December 31, 2005, and $1.2 million, or 0.32% of total loans, at September 30, 2005, respectively. Non-performing assets, which include other real estate owned and other assets owned, were $1,118,000, or 0.15% of total assets at September 30, 2006, compared to $1,224,000, or 0.19% of total assets, at December 31, 2005 and $1.4 million, or 0.23% of total assets, at September 30, 2005.

The Company’s annualized net charge off ratio for the nine-month periods ended September 30, 2006, September 30, 2005, and the year ended December 31, 2005, was 0.17%, 0.13%, and 0.14%, respectively. The ratio of allowance for loan losses to non-performing loans at September 30, 2006, December 31, 2005, and September 30, 2005, was 545.7%, 402.0% and 317.0%, respectively. The following table sets forth an analysis of the Company’s allowance for loan losses for the nine-month periods ended:

	9/30/2006	9/30/2005
	(Dollars in thousands)
Beginning balance, allowance for loan loss	$4,004	$3,273
Loans charged off:
Commercial loans	(93)	(19)
Consumer loans and overdrafts	(420)	(345)
Residential loans	(251)	(73)

Total charge offs	(764)	(437)

Recoveries	195	81

Net charge offs	(569)	(356)

Provision for loan loss	729	900

Credit quality devaluation of purchased loans	185	—

Balance at end of period	$4,349	$3,817

Ratio of net charge offs to average outstanding loans during the period	0.17%	0.13%

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions.

Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. The Company had $296,650 in real estate owned and $24,600 of other assets owned at September 30, 2006.

At September 30, 2006, the Company had $893,000 in loans classified as special mention, $1.3 million classified as substandard and $547,000 classified as doubtful. At September 30, 2005, the Company had no loans classified as special mention, $3.0 million classified as substandard and $448,000 classified as doubtful.

At September 30, 2006, deposits increased to $552.4 million from $482.7 million at December 31, 2005, an increase of $69.7 million. The cost of total average deposits during the three and nine-month periods ended September 30, 2006 and the year ended December 31, 2005 was 3.34%, 3.16%, and 2.60%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding cost while remaining competitive in its market area. Management’s current business plan focuses on growing the Company’s deposit base for non-interest bearing and demand deposit accounts and maintaining a lesser dependence on higher cost time deposit accounts.

Comparison of Operating Results for the Nine-Months Ended September 30, 2006 and 2005

Net Income. Net income for the nine months ended September 30, 2006 was $3,062,000, compared to net income of $3,079,000 for the nine months ended September 30, 2005.

Net Interest Income. The most significant source of earnings is net interest income, which is the difference between interest income on interest earning assets and interest expense paid on interest bearing liabilities. Factors influencing net interest income include both the volume and changes in volume of interest earning assets and interest bearing liabilities, the amount of non-interest earning assets and non-interest bearing liabilities, and the level and changes of market interest rates. For the nine months ended September 30, 2006 and September 30, 2005, the average interest bearing assets to average interest-bearing liabilities was 107.3% and 108.1%. In general, a financial services company with higher ratio of interest bearing assets as compared to interest bearing liabilities is more likely to have a higher level of net interest income. For the nine-month period ending September 30, 2006, the Company’s net interest margin and net yield on earning assets improved 0.11% and 0.14%, respectively, as compared to the same period in 2005.

Average Balances, Yields and Interest Expenses. The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the nine month periods ended September 30, 2006, and September 30, 2005. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and cost for the periods presented. During the periods indicated, non-accruing loans are included in the loan category. For the nine months ended September 30, 2006, and September 30, 2005, the table adjusts tax-free investment income by $168 and $232 respectively, for a tax equivalent rate. All dollars are in thousands.

	Average Balance 9/30/2006	Income & Expense 9/30/2006	Average Rates 9/30/2006	Average Balance 9/30/2005	Income & Expense 9/30/2005	Average Rates 9/30/2005
Loans	$437,388	$22,762	6.94%	$362,889	$15,823	5.81%
Investments AFS taxable	155,857	5,283	4.52%	137,133	4,180	4.06%
Investment AFS Tax Free	15,809	569	4.80%	19,909	749	5.02%
Investments HTM	18,540	587	4.22%	22,539	777	4.60%
Fed Funds	2,807	103	4.89%	3,258	80	3.27%

Total Interest Earning Assets	630,401	29,304	6.20%	545,728	21,609	5.28%
Other Assets	52,930			42,422

Total Assets	$683,331			$588,150

Interest Bearing Deposits	$458,027	11,845	3.45%	$416,272	8,425	2.70%
Subordinated Debentures	10,310	542	7.01%	10,310	507	6.56%
Securities sold under repurchase agreements	9,629	357	4.94%	—	—	—
FHLB Borrowings	109,672	3,631	4.41%	78,159	2,067	3.53%

Total Interest Bearing Liabilities	587,638	16,375	3.72%	504,741	10,999	2.91%
Non Interest Bearing Deposits	41,180			32,356
Other Liabilities	3,753			2,054
Stockholders’ Equity	50,760			48,999

Total Liabilities & Stockholders’ Equity	$683,331			$588,150

Net Change In Interest
Earning Assets and Interest Bearing Liabilities		$12,929	2.48%		$10,610	2.37%

Net Yield on Interest Earning Assets		2.73%			2.59%

Interest Income. Increases in interest income were driven by both increases in market interest rates and the increase in the volume of loans outstanding. In the last twelve months, the Federal Reserve Bank has increased Fed Funds a total of six times, or 1.5%. A large percentage of the Company’s assets are variable rate and tied to either One Year Constant Maturity Treasury (One Year CMT) or the Prime Rate as published in The Wall Street Journal.

While the yield on these assets may change, all loans do not re-price at the same time and many may not adjust for up to five years.

Interest Expense. Interest expense has also increased as a result of increases in both the volume of interest bearing liabilities and market rates. In the last nine months, the Company has increased its borrowings from the FHLB to fund loan growth. In general, these borrowings are more expensive as compared to time deposits. The benefit of borrowing from the FHLB is that access to capital is more easily available and the maturities of borrowed funds are more easily managed as compared to time deposits. Other factors influencing the level of borrowings include the competitive nature of the Company’s deposit market and the limited amount of non-interest bearing deposits currently on hand.

The Company remains focused on growing its level of non-interest bearing deposits, both organically and through acquisition. The Company’s June 29, 2006 acquisition of four retail offices in Tennessee was attractive to management due to the high percentage of non-interest bearing checking accounts and demand deposit accounts. An additional benefit to growth in this area is that non-interest income typically increases along with growth in the number of demand deposit accounts. The Company’s focus on growing demand deposit balances is a significant factor in the decisions to construct additional retail offices, increasing the number of ATM locations, and acquiring new locations through acquisition.

Non-Interest Income. For the nine-month period ending September 30, 2006, non-interest income increased by $760,000 as compared to the same period last year. The increase was achieved despite a $328,800 gain on the sale on Intrieve, Inc. stock realized in April 2005. Income from both deposit and other income have increased due to the increased volume of transaction accounts and the Company’s strong loan demand. Income from the Company’s financial services division is up only slightly despite the addition of a mortgage origination division in 2006 as fee income from insurance and brokerage services is down significantly.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $3.4 million for the nine months ended September 30, 2006 compared to the same period in 2005. Compensation expense increased approximately $1.5 million due to increases in staffing levels required by the addition of retail offices. The Company’s professional expense increased by approximately $600,000 during the same time frame, largely the result of a $300,000 charge to fund expenses related to the Company’s recent acquisition. For the nine months ended September 30, 2006, data processing expenses have increased approximately $300,000 and occupancy expenses have increased approximately $400,000 as compared to the same period in 2005 as a result of more retail locations and an increased number of customer accounts and transactions.

Provision for Loan Losses. The Company determined that $729,000 of provision for loan loss expense was necessary for the nine month period ending September 30, 2006 as compared to $900,000 for the same period in 2005.

Income Taxes. The effective tax rate for the nine months ended September 30, 2006, was 29.9%, compared to 30.2% for the same period in 2005.

Comparison of Operating Results for the Three-Months Ended September 30, 2006 and 2005

Net Income. Net income for the three months ended September 30, 2006, was $1,012,000 compared to net income of $1,021,000 for the three months ended September 30, 2005.

Net Interest Income. Net interest income increased by approximately $1.1 million for the three-month period ending September 30, 2006 as compared to September 30, 2005. This increase was the result of higher loan and deposit balances. For the three months ended September 30, 2006 and September 30, 2005, the average interest bearing assets to average interest-bearing liabilities was 107.2% and 107.9%. For the three-month period ending September 30, 2006, the Company’s net interest margin and net yield on earning assets improved 0.13% and 0.17%, as compared to the same period in 2005.

Average Balances, Yields and Interest Expenses. The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the three month periods ended September 30, 2006 and September 30, 2005. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and costs for the periods presented. During the periods indicated, non-accruing loans are included in the loan category. For the three months ended September 30, 2006 and September 30, 2005, the table adjusts tax-free investment income by $56 and $66, respectively, for a tax equivalent rate. All dollars are in thousands.

	Average Balance 9/30/2006	Income & Expense 9/30/2006	Average Rates 9/30/2006	Average Balance 9/30/2005	Income & Expense 9/30/2005	Average Rates 9/30/2005
Loans	$479,663	$8,712	7.27%	$366,811	$5,634	6.14%
Investments AFS taxable	163,450	1,909	4.67%	148,674	1,519	4.09%
Investment AFS Tax Free	15,171	183	4.82%	17,188	213	4.96%
Investments HTM	18,082	197	4.36%	22,139	253	4.57%
Fed Funds	2,542	30	4.72%	7,469	63	3.37%

Total Interest Earning Assets	678,908	11,031	6.50%	562,281	7,682	5.46%

Other Assets	60,369			43,382

Total Assets	$739,277			$605,663

Interest Bearing Deposits	$484,492	4,465	3.69%	$435,641	3,157	2.90%
Subordinated Debentures	10,310	194	7.53%	10,310	174	6.75%
Securities sold under agreement to repurchase	18,938	236	4.98%	—	—	—
FHLB Borrowings	119,412	1,420	4.76%	75,330	686	3.64%

Total Interest Bearing Liabilities	633,152	6,315	3.99%	521,281	4,017	3.08%

Non Interest Bearing Deposits	50,342			32,985
Other Liabilities	4,300			1,211

Stockholders’ Equity	51,483			50,186

Total Liabilities & Stockholders’Equity	$739,277			$605,663

Net Change in Interest
Earning Assets and Interest Bearing Liabilities		$4,716	2.51%		$3,665	2.38%

Net Yield on Interest Earning Assets		2.78%			2.61%

Interest Expense. Interest expense increased approximately $2.3 million, to $6.3 million for the three months ended September 30, 2006, as compared to the same period in 2005. The increase was attributable to a higher cost of funding interest-bearing deposits and borrowings as well as higher balances of interest bearing deposits. The Company’s market for deposits remains competitive and additional increases are possible despite the additional deposits acquired on June 29, 2006.

Non-Interest Income. For the three-month period ending September 30, 2006, non-interest income increased by approximately $730,000 as compared to the same period last year. The increase is the result of increased fee income on deposit accounts resulting from a higher volume of demand deposit accounts. Fee income generated from loan originations has increased due to commercial loan demand. Income from subsidiary activities was higher due to the addition of a mortgage origination division. Income from brokerage and insurance services continues to perform below September 2005 levels.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $1.8 million for the three months ended September 30, 2006 compared to the same period in 2005. Compensation expense increased approximately $850,000 due to increases in staffing levels required by the addition of retail offices. The Company’s professional services expense, data processing expense and occupancy expenses increased by approximately $190,000, $150,000 and $240,000, respectively over the same period last year as a result of additional retail locations, additional ATM locations and a higher number of transactions.

Provision for Loan Losses. The Bank determined that an additional $312,000 and $300,000 of provision for loan losses was required for the three months ended September 30, 2006 and September 30, 2005, respectively.

Income Taxes. The effective tax rate for the three months ended September 30, 2006 was 29.2%, compared to 30.6% for the same period in 2005.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities, and FHLB borrowings. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2006, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at September 30, 2006.

	At September 30, 2006
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible capital	$55,787	7.41%	$51,662	6.90%
Core capital	$55,787	7.41%	$51,662	6.90%
Risk-based capital	$60,136	11.91%	$56,011	11.12%

At September 30, 2006, the Bank had the following outstanding commitments related to its loan portfolio:

Amount
Commercial letters of credit	$3,614,000
Standby letters of credit	$420,000
Home equity lines of credit	$34,644,000
Commercial lines of credit	$11,401,000
Approved but unfunded loans	$13,917,000

Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. At September 30, 2006, time deposits, which are scheduled to mature in one year or less from September 30, 2006, totaled $199.1 million. Management believes that a significant percentage of such deposits will remain with the Bank. At September 30, 2006, the Bank had non-cancelable purchase obligations incurred in connection with the construction and purchase of new retail locations of approximately $2.4 million.

At September 30, 2006, the Company has outstanding borrowings of $115.2 million from the Federal Home Loan Bank of Cincinnati with maturities ranging from three months to ten years. These borrowings are secured by a blanket security agreement pledging the Company’s 1-4 family first mortgages and non-residential real estate. At September 30, 2006, the Company has approximately $230.7 million in 1-4 family first mortgages and $132.5 million in non-residential real estate that may be pledged under this agreement. At September 30, 2006, these borrowing have a weighted average maturity of 3.2 years and a weighted average cost of 4.73%.

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

Effect of New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from the host) if the holder elects to account for the whole instrument on a fair value basis. At its October 2006 meeting, the FASB Board agreed to include a narrow scope exception for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in 2007. Management does not believe that the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position and results of operations.

In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, was issued by the FASB. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured a fair value; (3) if practicable, it permits an entity to chose either the amortization or fair value method following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities;

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

SFAS No. 156 is effective for the fiscal year beginning after September 15, 2006. The Company will adopt SFAS No. 156 beginning in the first quarter of 2007. The impact of adopting SFAS No. 156 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to recognize in their financial statements the impact of a tax position, taken or expected to be taken, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The Company does not anticipate FIN 48 having a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158. Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. The Company terminated its defined benefit plan in 2001. Therefore, SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported consolidated results of operations or consolidated financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. However, the Company models its balance sheet and income statement in an effort to manage its interest rate risk.

The Company’s analysis of interest rate risk assumes parallel shifts in interest rates (rates rising uniformly over the entire spectrum of the interest rate curve). At September 30, 2006, the Company’s analysis of the change in net interest income over the next twelve months resulting from changes in interest rates is as follows:

	Down 2%	Down 1%	Up 1%	Up 2%
Net Interest Income	$(650)	$249	$85	$150

Changes in net interest income may not be uniform during the twelve-month period due to the uneven nature of loan repricings and time deposit maturities.

During the first nine months of 2006, short-term market interest rates increased significantly while longer-term rates (identified by the five and ten year treasury bills) have declined, resulting in an inverted yield curve.

As a result, the Company has experienced a substantial shift in customer demand for fixed rate first mortgages sold on the secondary market and away from adjustable rate 1-4 family mortgages. Given the current yield curve, long term fixed rate mortgages are substantially less expensive than the Company’s current adjustable rate loan offerings. The inverted yield curve has increased the competition for short-term deposits and made many customers more rate sensitive, resulting in an outflow of funds from transaction accounts into higher costing time deposits.

The Company’s goal is for the Bank’s net interest expense to increase at a rate much slower than that of its peer group and competitors in a rising interest rate environment due to a decreasing reliance on time deposits. Management believes that the Bank’s June 29, 2006, acquisition of the Middle Tennessee Division allowed it to increase its percentage of lower cost deposits.

However, the Company remains highly dependent on time deposits for funding. To significantly reduce its cost of funds, the Company is seeking to increase its percentage of non-interest bearing deposits to total deposits, currently at 9.59%. The Company’s intermediate goal of non-interest bearing deposits to total deposits is 12%, with a long-term goal of 17.50%. The Company is investing in new products, locations, and automated teller machines. However, non-interest deposit growth completed without the assistance of an acquisition generally is slow, may take several years, may never reach the goals set forth by management and is likely to result in higher non-interest expenses.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2006.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three and nine month periods ended September 30, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period for which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control Over Financial Reporting

The Company has expanded its internal control system over financial reporting to incorporate specific financial and operational procedures and policies necessary to evaluate the Middle Tennessee division that was acquired on June 29, 2006, as well as the internal expansion of the Bank’s retail branch network in Hopkinsville and Murray in Kentucky and Clarksville, Tennessee. The Company will continue to evaluate current processes and procedures based on current and future developments that will enhance the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in reference to Item 1A and the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended September 30, 2006.

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of 125,000 shares of Common Stock, replacing a previously announced repurchase program approved in 2001. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, prices of the Company’s Common Stock, corporate cash requirements and other factors. The repurchase plan will expire on September 30, 2008.

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

HOPFED BANCORP, INC.

Date: November 14, 2006	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 14, 2006	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial
Officer and Treasurer