Form 10-K
period 2006-12-31
HOPFED BANCORP INC
filed 2007-03-30
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Lafayette Road, Hopkinsville, KY	42240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (270) 887-2999.

Securities registered pursuant to Section 12(g) of the Act:  None.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	Name of Exchange on which Registered

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($16.38 per share) at which the stock was sold on June 30, 2006, was approximately $56,043,040. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 15, 2007, 3,617,601 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2006.

Part III:

Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders.

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

As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions, although the Company currently does not have any plans, agreements, arrangements or understandings with respect to any such acquisitions or mergers. The Company is classified as a unitary savings and loan holding company and is subject to regulation by the OTS. The Company’s executive offices are located at 4155 Lafayette Road, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 887-2999. The Company’s mailing address is P.O. Box 537, Hopkinsville, Kentucky 42241-0537.

Heritage Bank

The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton in western Kentucky and Ashland City, Clarksville, Erin, Kingston Springs and Pleasant View in middle Tennessee. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky, Obion and Weakley counties located in northwestern Tennessee and Cheatham, Houston, and Montgomery counties located in middle Tennessee.

The business of the Bank primarily consists of attracting deposits from the general public and investing such deposits in loans secured by single family residential real estate and investment securities, including U.S. Government and agency securities, municipal and corporate bonds, collateralized mortgages obligations (CMO’s), and mortgage-backed securities. The Bank also originates single-family residential/construction loans and multi-family and commercial real estate loans, as well as loans secured by deposits, other consumer loans and commercial loans. The Bank originates residential and non-residential real estate loans with adjustable interest rates and other assets which are responsive to changes in interest rates and allow the Bank to more closely match the interest rate maturation of its assets and liabilities. Furthermore, the Bank continues to focus on diversifying its loan portfolio to include more commercial and small business loans, which typically provide higher yields as compared to real estate loans.

Growth Opportunities

In December 2006, the Bank opened its first retail banking office in Clarksville, Montgomery County, Tennessee. By September 2007, the Bank will operate three retail banking offices in Clarksville. It is the Company’s opinion that the Clarksville market is an important part of the Company’s future due to its high growth trends and favorable demographics. The Clarksville MSA has been identified as a top twenty MSA for growth in several national publications. The Clarksville market is highly competitive but fragmented, with no fewer than seven banks having a minimum 10% deposit market share. The Company anticipates modest deposit growth in the first two years as the Bank’s focus remains on growing the number and balances of transaction accounts while servicing a profitable loan portfolio.

In 2006, the Bank acquired the assets of Preferred Mortgage of Clarksville, Tennessee and re-branded it as Heritage Mortgage Services. Heritage Mortgage Services maintains mortgage originators in several of the Company’s markets. Heritage Mortgage Services, a division of Heritage Bank, provides a wide variety of mortgage products to the marketplace in a timely, efficient, and profitable manner.

The Bank operates Heritage Solutions in Murray, Kentucky and Dickson, Tennessee. Heritage Solutions is a division of Heritage Bank providing full service financial products and services including property and casualty insurance, brokerage services, and fixed and variable annuities. Agents of Heritage Solutions in both Dickson and Murray travel throughout the Bank’s various retail locations to meet customer needs.

The Bank owns Fall and Fall Insurance Agency, a full service provider of life and property insurance in Fulton, Kentucky. Fall and Fall is a licensed agent in both Tennessee and Kentucky.

The following chart outlines the Bank’s market share in its five largest markets individually at June 30, 2003, 2004, 2005 2006 according to information provided by the FDIC Market Share Report:

	At June 30
	2003	2004	2005	2006
Cheatham (a)	27.2%	21.4%	21.9%	16.0%
Calloway	11.8%	11.8%	12.1%	11.8%
Christian	19.7%	17.8%	20.7%	19.6%
Fulton	51.9%	55.0%	53.4%	54.2%
Marshall	7.5%	8.9%	9.4%	11.3%

(a)	Represents the market share reported by AmSouth Bank in Cheatham County, Tennessee for 2003, 2004, and 2005. These deposits were purchased by Heritage Bank on June 29, 2006.

The majority of the Bank’s markets continue to provide growth opportunities for both loans and deposits, as customers are dissatisfied with national and regional banks that have entered the market via acquisitions as well as economic growth in the Bank’s higher growth markets. The Bank’s internet banking web site with free bill pay, www.bankwithheritage.com, has been a huge success with approximately 6,700 customers participating at December 31, 2006 as compared to 2,400 on-line customer’s at December 31, 2005.

On June 29, 2006, the Bank completed the acquisition of four retail offices previously owned by AmSouth Bank located in Cheatham and Houston counties in middle Tennessee. The acquisition was attractive to the Company for several reasons. The most immediate benefit from the transaction was the loan and deposit mix acquired in the new offices. At June 30, 2006, approximately 21% of the $65.5 million in deposits purchased were non-interest bearing checking accounts while time deposits accounted for 39% of deposits purchased. That compares favorable with the Company’s deposit mix at March 31, 2006, whereas 8.0% of deposits were held in non-interest bearing accounts and 58% of deposits were held in time deposits. The Company’s goal is to increase the amount of demand deposits in relation to total deposits, thereby reducing its cost of funds and improving its net interest margin. The majority of purchased loans are prime based variable rate home equity loans, both closed and open ended. These loans are also favorable priced with the potential for new advances, allowing the Bank to increase loans outstanding without the need for additional originations.

Another important aspect of the middle Tennessee acquisition is the location of the retail offices acquired. The Bank’s three Cheatham County offices are located within the Nashville, Tennessee Metropolitan Statistical Area (Nashville MSA), among the fastest growing communities of its size in the nation. Cheatham County, and to a lesser extent Houston County, are participating in this growth which is likely to continue into the foreseeable future. The Company views this acquisition as a cost efficient entry point into the Nashville MSA. In the last fifteen months, the Nashville MSA banking marketplace has experienced a substantial amount of consolidation as four banks have been sold. The Company anticipates that the unsettled nature involved in the marketplace will provide opportunities to attract both experienced talent and expand the Bank’s customer base as customers impacted by recent acquisitions search for local banking alternatives.

While there are ample opportunities for the Company to grow in its current markets, the Company may have the opportunity to expand into new markets with either bank acquisitions, branch acquisitions, or de novo branching. The Company continues to view the communities located within or in close proximity to the Nashville MSA as highly desirable and will continue to seek growth opportunities in this market. However, the Company will not limit itself to growth opportunities within the Nashville MSA and will evaluate all opportunities when they become available and pursue those opportunities that fit into the business plan of the Company. The Company is interested in those opportunities that provide a desirable deposit mix in markets with the potential for average to above average levels of growth.

In 2007, the Company’s focus will center on growing its demand deposit and non-interest bearing deposit accounts in an effort to reduce its cost of funds. At the same time, it is the Company’s intent to reduce the size of the investment portfolio relative to total assets. In 2007, the Company anticipates that the investment portfolio will provide over $45 million in cash flow. The Company’s intent is to utilize this cash flow to fund loan growth, reduce its borrowings from the Federal Home Loan Bank of Cincinnati, and/or reduce total time deposits. This strategy may result in low or negative asset growth in 2007. However, given the current banking challenges provided by a flat interest rate yield curve, it is management’s opinion that this strategy is in the best short and long term interests of the Company.

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

Stock Repurchases

In August 2006, the Company announced that its Board of Directors had approved the repurchase of up to 125,000 shares of its common stock, replacing a previously announced stock repurchase plan approved in March of 2001. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 15, 2007, a total of 43,500 shares have been repurchased in the current plan, including 33,500 shares in 2006. At March 15, 2007, a total of 452,409 shares of common stock had been repurchased. Under the current repurchase plan, the Company can purchase an additional 81,500 shares of common stock.

Lending Activities

General. The total gross loan portfolio totaled $499.4 million at December 31, 2006, representing 64.8% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2006, $225.9 million, or 45.2% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $ 147.1 million, or 29.4% of the loan portfolio at December 31, 2006, and multi-family residential loans, which were $ 12.0 million, or 2.4% of the loan portfolio at December 31, 2006. At December 31, 2006, construction loans were $ 39.4 million, or 7.9% of the loan portfolio, and total consumer and commercial loans totaled $ 75.1 million, or 15.1% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2006, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$225,914	45.2%	$211,564	52.7%	$207,252	57.6%	$191,015	56.6%
Multi-family residential	12,018	2.4%	6,613	1.7%	6,520	1.8%	6,254	1.9%
Construction	39,379	7.9%	16,592	4.1%	2,698	0.7%	3,544	1.1%
Non-residential (1)	147,050	29.4%	102,676	25.6%	40,231	11.2%	39,615	11.7%

Total real estate loans	424,361	84.9%	337,445	84.1%	256,701	71.3%	240,428	71.3%

Other loans:
Secured by deposits	$3,855	0.8%	$3,282	0.8%	$3,121	0.9%	$3,062	0.9%
Other consumer loans	21,630	4.3%	23,642	5.9%	33,287	9.2%	43,147	12.8%
Commercial loans	49,592	10.0%	36,945	9.2%	66,989	18.6%	50,679	15.0%

Total other loans	75,077	15.1%	63,869	15.9%	103,397	28.7%	96,888	28.7%

	499,438	100.0%	401,314	100.0%	360,098	100.0%	337,316	100.0%

Allowance for loan losses	4,470		4,004		3,273		2,576

Total	494,968		397,310		356,825		334,740

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due during the year ending December 31,			Due after 3 through 5 years, after December 31,	Due after 5 through 10 years, after December 31,	Due after 10 through 15 years, after December 31,	Due after 15 through 31 years, after December 31,
	2007	2008	2009	2007	2007	2007	2007	Total
	(in thousands)
One-to-four family residential	$4,695	2,128	2,273	8,986	37,019	50,393	120,420	$225,914
Multi-family residential	307	68	—	996	669	5,117	4,861	$12,018
Construction	16,218	2,560	785	—	2,153	363	17,300	$39,379
Non-residential	16,375	12,877	10,942	16,359	22,327	23,305	44,865	147,050
Other	25,493	10,009	6,951	3,948	13,205	5,513	9,958	$75,077

Total	63,088	27,642	20,951	30,289	75,373	84,691	197,404	$499,438

The following table sets forth at December 31, 2006, the dollar amount of all loans due after December 31, 2006 which had predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(in thousands)
One-to-four family residential	$44,918	$176,301
Multi-family residential	1,604	10,107
Construction	3,955	19,206
Non-residential	49,142	81,333
Other	18,929	30,855

Total	$118,548	$317,802

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

The following table sets forth certain information with respect to loan origination activity for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Loan originations:
One-to-four family residential	$44,560	$54,923	$58,223
Multi-family residential	5,440	1,270	1,107
Construction	29,095	15,485	2,490
Non-residential	63,968	48,822	16,484
Other	52,169	49,827	69,168

Total loans originated	$195,232	$170,327	$147,472

Loans obtained through acquisition:
One-to-four family residential	$28,697	$—	$—
Multi-family residential	—	—	—
Construction	—	—	—
Non-residential	—	—	—
Other	5,422	—	—

Total loans purchased	34,119	—	—

Loan reductions:
Change in allowance for loan losses	466	731	697
Loans sold	9,290	11,869	10,106
Loans principal payments	121,937	117,242	114,584

Net increase in loan portfolio	$97,658	$40,485	$22,085

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

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2006, the Bank’s 1-4 family loan servicing portfolio was approximately $42.1 million dollars.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2006, the Bank held approximately $5.9 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. At December 31, 2006, none of these loans were past due more than 30 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to $8.6 million at December 31, 2006. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2006, the Bank has three individual customers with an aggregate lending relationship in excess of $8.0 million. The first customer is a local grain elevator with the loan proceeds used in the normal course of business for a grain elevator and are secured by nonresidential real estate, inventory and accounts receivable. The second customer is a developer of single-family residential homes and subdivisions secured by improved and unimproved residential lots and one to four family homes under various stages of construction. The third customer is a local governmental agency guaranteed by a large national corporation and is secured by commercial real estate. All loans within these relationships were current and performing in accordance with their terms at December 31, 2006.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2006, one-to-four family residential mortgage loans totaled approximately $225.9 million, or 45.2% of the Bank’s loan portfolio. The Bank originated approximately $ 3.8 million in loans that were sold or may be sold in the secondary market with servicing retained and $5.5 million in loans were sold in the secondary market with servicing released. At December 31, 2006, the Bank had $692,000 in one-to-four family residential real estate loans past due more than ninety days.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2006, 78.8% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

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

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2006, 21.2% of the Bank’s residential loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

Neither the fixed rate nor the adjustable rate residential mortgage loans held in the Bank’s portfolio are originated in conformity with secondary market guidelines issued by FHLMC or FNMA. As a result, such loans may not be readily saleable in the secondary market to institutional purchasers. However, such loans may still be sold to private investors whose investment strategies do not depend upon loans that satisfy FHLMC or FNMA criteria. Further, given its high liquidity, the Bank does not currently view loan sales as a necessary funding source. The Bank’s percentage of residential loans to total loans has declined from 57.6% at December 31, 2004 to 45.2% at December 31, 2006. The most significant factor influencing the Bank’s portfolio mix is the flat yield curve, making adjustable rate mortgages less attractive to borrowers and less profitable for the Bank. In 2007, management anticipates that the residential mortgage portfolio will experience minimal or negative growth. The Bank does not engage in the practice of sub-prime lending and as such, the Bank’s credit risk in this area is minimal.

Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to-four family residential housing located within the Bank’s market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within the Bank’s market area. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 95% for homes that will be owner-occupied and 80% for homes being built on a speculative basis. At December 31, 2006, the Bank’s loan portfolio included $39.4 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing.

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

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2006, the Bank had $12.0 million of multi-family residential loans, which amounted to 2.4% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In each case, such property is located in the Bank’s market area. At December 31, 2006, the Bank had approximately $147.1 million of such loans, which comprised 29.4% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

Multi-family residential and non-residential real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for the office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made. At December 31, 2006, there were no non-residential mortgage loans delinquent by 90 days or more.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2006, loans on deposit accounts totaled $ 3.9 million, or 0.8% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2006, other consumer loans totaled $21.6 million, or 4.3% of the Bank’s loan portfolio.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2006, there were $70,000 in consumer loans delinquent 90 days or more.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2006, the Bank’s commercial loans amounted to $ 50.0 million, or 15.1% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2006, there were $102,000 in commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

The Bank’s non-performing loans totaled 0.17% of total loans at December 31, 2006. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.16% at December 31, 2006.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value; however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. At December 31, 2006, the Bank’s other assets owned totaled $342,000. This amount represents management’s best estimate on the fair value of these assets.

The following table sets forth information with respect to the Bank’s non-performing loans at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$93	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial	—	—	20	—	—
Consumer	8	—	—	—	—

Total	101	—	20	—	—

Non-Accrual Loans:
Residential real estate	599	614	272	836	497
Non-residential real estate	—	244	131	—	90
Commercial	102	15	8	32	—
Consumer	61	123	222	276	246

Total non-performing Loans	$863	996	653	1,144	833

Percentage of total loans	0.17%	0.25%	0.18%	0.34%	0.29%

At December 31, 2006, the Bank had $863,000 in loans outstanding which were classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At December 31, 2006, the Bank had $342,000 in other assets owned. Also, the Bank had impaired loans, as defined by SFAS 114 and 118, totaling approximately $1.7 million at December 31, 2006.

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

The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2006, the Bank had $954,000 in assets classified as substandard and $671,000 in assets classified as doubtful. In addition, OTS requires that the classification of all non-investment grade bonds. At December 31, 2006, the Company held $5.0 million in corporate notes that are no longer investment grade.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$4,004	$3,273	$2,576	$1,455	$923
Loans charged off:
Commercial loans	(117)	(20)	(78)	(178)	(46)
Consumer loans and overdrafts	(628)	(517)	(505)	(401)	(174)
Residential real estate	(258)	(112)	(66)	(77)	(52)

Total charge-offs	(1,003)	(649)	(649)	(656)	(272)

Recoveries	261	130	146	27	9

Net loans charged off	(742)	(519)	(503)	(629)	(263)

Provision for loan losses	1,023	1,250	1,200	1,750	795

Credit devaluation of purchased loans	185	—	—	—	—

Balance at end of period	$4,470	$4,004	$3,273	$2,576	$1,455

Ratio of net charge-offs to average loans outstanding during the period	0.16%	0.14%	0.14%	0.20%	0.12%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)
One-to-four family	$339	45.2%	$397	52.7%	$525	57.6%	$303	56.6%
Construction	295	7.9%	137	4.1%	52	0.7%	49	1.1%
Multi-family residential	22	2.4%	133	1.7%	160	1.8%	127	1.9%
Non-residential	1,044	29.4%	773	25.6%	655	11.2%	616	11.7%
Secured by deposits	—	0.8%	—	0.8%	—	0.9%	—	0.9%
Other loans	2,770	14.3%	2,564	15.1%	1,881	27.8%	1,481	27.8%

Total allowance for loan losses	$4,470	100.0%	$4,004	100.0%	$3,273	100.0%	$2,576	100.0%

	At December 31, 2002
	Amount	Percent of Loans in Each Category to Total Loans
	(In thousands)
One-to-four family	$249	58.4%
Construction	33	0.6%
Multi-family residential	51	1.6%
Non-residential	341	11.0%
Secured by deposits	—	1.0%
Other loans	781	27.4%

Total allowance for loan losses	$1,455	100.0%

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

At December 31, 2006, securities, including FHLB stock, with an amortized cost of $ 190.1 million and an approximate market value of $ 187.0 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

At December 31, 2006, agency securities with an amortized cost of $18.0 million and an approximate market value of $17.7 million were classified as held to maturity. Securities designated as held to maturity are those assets which the Company or the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Company’s or the Bank’s intent and a sale would only be affected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event securities are sold from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Company or the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders’ equity.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $ 36.3 million mortgage-backed security portfolio and $13.9 million CMO portfolio at December 31, 2006, approximately $ 2.2 million were originated through GNMA, approximately $ 29.6 million were originated through FNMA, approximately $ 16.9 million were originated through FHLMC, and approximately $1.5 million are Whole Loan CMO’s. Typically, the collateral in Whole Loan CMO’s include jumbo mortgages that exceeded the limits provided by federal agencies and do not have a federal government or agency guarantee. The issuers of Whole Loan CMO’s receive an AAA rating by credit rating agencies by providing an overabundance of collateral (125% to 150%) to secure these investments. In capital computations, Whole Loan CMO’s are risk rated 20%, the same of FNMA and FHLMC. GNMA investment products are zero risk rated, the same as U.S. Treasury notes. It is the Company’s opinion that it has no exposure to sub-prime loans in its investment portfolio.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
FHLB stock, restricted	$3,639	$3,211	$3,015
U.S. government and agency
Securities	114,225	99,025	64,600
Mortgage-backed securities	49,500	51,302	61,570
Municipal bonds	14,629	17,978	23,781
Corporate bonds	4,985	4,585	5,200
Other	—	—	15
Securities held to maturity:
U.S. government and agency securities	17,318	17,292	21,546
Mortgage-backed securities	700	891	1,222

Total investment securities	$204,996	$194,284	$180,949

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2006. At such date, all of the agency securities were callable and/or due on or before December 31, 2007. At December 31, 2006, $20.3 million of the callable agency securities are structured notes, where the interest rate paid on the bond increases significantly on a given date, making it more likely that the bond will be called at that date. At December 31, 2006, $6.4 million of municipal securities were callable and/or due between March 2007 and December 2014. The average yield for municipal securities are quoted as taxable equivalent assuming a 4.0% cost of funds rate and a 34% federal income tax rate. All corporate bonds were non callable.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
U.S. government and agency securities	$35,855	4.61%	$40,827	4.50%	$41,788	4.58%	$13,073	5.35%	$131,543	$131,206	4.64%

Corporate bonds	$3,000	3.97%	$1,985	5.21%	—	—	—	—	$4,985	$4,985	4.47%

Municipal bonds	$—	0.00%	$4,765	4.21%	$5,798	4.51%	$4,066	5.28%	$14,629	$14,629	4.63%

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

Savings deposits in the Bank at December 31, 2006 were represented by the various types of savings programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In Thousands)
—	None	Non-interest bearing	$100	$51,150	9.0%
1.3%	None	NOW accounts	1,500	95,958	16.9%
2.3%	None	Savings & money market	10	70,296	12.3%

				$217,404	38.2%

		Certificates of Deposit
4.2%	3 months or less	Fixed-term, fixed rate	1,000	54,996	9.7%
4.6%	3 to 12 months	Fixed-term, fixed rate	1,000	149,813	26.3%
4.8%	12 to 24 months	Fixed-term, fixed rate	1,000	93,023	16.3%
4.8%	24 to 36 months	Fixed-term, fixed rate	1,000	35,386	6.2%
4.8%	36 to 48 months	Fixed-term, fixed rate	1,000	10,875	1.9%
5.4%	48 to 60 months	Fixed-term, fixed rate	1,000	7,936	1.4%

				352,029	61.8%

				$569,433	100.0%

*	Represents weighted average interest rate.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits).

	Year Ended December 31,
	2006		2005		2004
	Interest- bearing demand deposits	Time deposits	Interest- bearing demand deposits	Time deposits	Interest- bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$173,019	$298,747	$174,919	$250,011	$143,643	$256,806
Average Rate	2.62%	4.18%	2.01%	3.36%	1.40%	3.01%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2006	% of Deposits	Increase (Decrease) from December 31, 2005	Balance at December 31, 2005	% of Deposits	Increase (Decrease) from December 31, 2004

	(Dollars in Thousands)
Non-interest bearing	$51,150	9.0%	$14,232	$36,918	7.6%	4,704
Demand and NOW Accounts	95,958	16.9%	(991)	96,949	20.1%	9,874
Savings and MMDA	70,296	12.3%	(27,181)	97,477	20.2%	32,127
Other time deposits	352,029	61.8%	100,645	251,384	52.1%	(172)

Total	569,433	100.00%	86,705	482,728	100.0%	46,533

	Balance at December 31, 2004	% of Deposits	Increase (Decrease) from December 31, 2003	Balance at December 31, 2003	% of Deposits
	(Dollars in Thousands)
Non-interest bearing	$32,214	7.4%	$4,866	$27,348	6.60%
Demand and NOW Accounts	87,075	20.0%	25,829	61,246	14.70%
Savings and MMDA	65,350	15.0%	(3,060)	68,410	16.30%
Other time deposits	251,556	57.6%	(8,928)	260,484	62.40%

Total	436,195	100.00%	18,707	417,488	100.00%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
1.00 - 2.00%	$55	$2,966	$56,745
2.01 - 4.00%	89,828	168,391	121,303
4.01 - 6.00%	262,136	79,776	68,585
6.01 - 8.00%	10	251	4,923

Total	$352,029	$251,384	$251,556

The following table sets forth the amount and maturities of time deposits at December 31, 2006.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$3	$2	$—	$50	$55
2.01 - 4.00%	63,672	21,544	4,031	581	$89,828
4.01 - 6.00%	141,124	71,477	31,355	18,180	$262,136
6.01 - 8.00%	10	—	—	—	$10

Total	$204,809	$93,023	$35,386	$18,811	$352,029

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$16.3
Over three through six months	17.0
Over six through 12 months	41.9
Over 12 months	68.5

Total	$143.7

Certificates of deposit at December 31, 2006 included approximately $143.7 million of deposits with balances of $100,000 or more, compared to $76.6 million and $79.2 million at December 31, 2005 and 2004, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Deposits	$504,023	$434,321	$404,418
Obtain through acquisition	65,485	—	—
Withdrawals	559,843	396,780	392,588

Net increase before interest credited	9,590	37,541	11,830
Interest credited	11,705	8,992	6,877

Net increase in deposits	$21,295	$46,533	18,707

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $113.6 million at December 31, 2006 and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans and non-residential real estate loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month LIBOR (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2006, the three-month Libor rate was 5.37%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2004, the Bank entered into a interest rate swap agreement with Compass Bank of Birmingham, Alabama. The agreement calls for the Bank to pay a fixed rate of 3.53% until September 25, 2008 on $10 million and receive payment equal to the three month LIBOR. The Bank then completed an inter-company transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. In January 2006, the Bank settled the swap agreement and received $270,000 in proceeds from the settlement. These proceeds will be recognized as a reduction in interest expense of $24,560 each quarter through the end of September 2008.

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. The Bank’s lone subsidiary is Fall and Fall Insurance Agency (“Fall and Fall”) of Fulton, Kentucky. Fall and Fall was acquired in the Fulton acquisition on September 5, 2002. The Bank’s equity in the agency is approximately $578,000.

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

At June 30, 2006, the Bank had a 19.08% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Branch Bank & Trust of North Carolina with a 18.2% deposit market share, Bank of Benton of Kentucky with an 9.6% deposit market share and Regions Bank of Alabama with an 8.1% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2006, the Company and the Bank had 202 full-time and 15 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Sarbanes–Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 provided for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. The Sarbanes-Oxley Act required the SEC to adopt new rules to implement the Act’s requirements. These requirements include new financial reporting requirements and rules concerning the chief executive and chief financial officers to certify certain financial and other information included in a company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. The certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-K have been filed as exhibits to this Form 10-K. See Item 9A (“Controls and Procedures”) hereof for the Company’s evaluation of disclosure controls and procedures.

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Company’s internal control over financial reporting and an accompanying auditor’s report. In September 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Company must begin to comply with these requirements for its fiscal year ending December 31, 2007.

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

Deposit Insurance. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006 by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). In addition to merging the insurance funds, the Reform Act made the following major changes to the federal deposit insurance system: (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation; and (iii) the FDIC was given the authority to adjust the Deposit Insurance Fund’s reserve ratio annually at between of 1.15% and 1.5% of insured deposits, in contrast to the prior statutory ratio of 1.25%. The FDIC has set the Deposit Insurance Fund’s reserve ratio for 2007 at 1.25%.

The FDIC maintains a risk-based deposit insurance assessment system, under which the amount of each bank’s insurance assessment is based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the revised assessment system adopted by the FDIC following enactment of the Reform Act, insured institutions are assigned to one of four risk categories based on supervisory evaluations, capital levels and certain other factors. Deposit insurance assessment rates, which are set semiannually by the FDIC, currently range from 0.05% to 0.07% of insured deposits for Risk Category I institutions (i.e., well-capitalized and with one of the two highest safety and soundness examination ratings) to 0.43% for Risk Category IV institutions (i.e., undercapitalized and with substantial supervisory concerns).

The Reform Act also provides for a one-time credit for eligible institutions based on their level of insured deposits as of December 31, 1996. Subject to certain limitations applicable to institutions that are exhibiting weakness, such credit can be used to offset insurance assessments until exhausted. The Bank’s one-time credit is expected to approximate $40,000.

In addition, all insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. This payment is established quarterly, and during the calendar year ending December 31, 2006, averaged 1.28 basis points of assessable deposits.

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

Under the joint prompt corrective action regulations, a “well-capitalized” institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 5%. An “adequately capitalized” institution is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2006, the Bank was “well-capitalized” as defined by the regulations.

Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender (“QTL”) tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not re-qualify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. The Bank qualified as a QTL institution at December 31, 2006.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board (the “FRB”), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2006.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an $3.6 million investment in FHLB stock at December 31, 2006.

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

The Company has engaged, and may continue to engage in de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. The Company may also consider and enter into new lines of business or offer new products or services. In addition, the Company may receive future inquiries and have discussions with potential acquirers of the Company. Acquisitions and mergers involve a number of risks, including:

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

The Company may incur substantial costs to expand. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, the Company may issue equity securities, including common stock and securities convertible into shares of the Company’s common stock in connection with future acquisitions, which could cause ownership and economic dilution to the Company’s shareholders. There is no assurance that, following any future mergers or acquisitions, the Company’s integration efforts will be successful or the Company, after giving effect to the acquisition, will achieve profits comparable to or better than its historical experience.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2006.

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
			(In thousands)
Main Office:
4155 Lafayette Road & 68-80 Bypass Hopkinsville, Kentucky	2006	Owned	$6,652	24,072

Branch Offices:
Downtown Hopkinsville Office 605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$158	756
Murray Branch Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,955	3,650
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$467	2,200
Elkton Branch Office 536 W. Main Street Elkton, Kentucky	1976	Owned	$107	3,400
Benton Branch Office 105 W. 5th Street Benton, Kentucky	2003	Owned	$714	4,800
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$1,397	3,400
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$102	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Owned	$1,193	15,000
Fall & Fall Insurance Office 101 Main Street Fulton, Kentucky	2002	Owned	$0	3,200
Heritage Solutions Office 301 N. 12th St., Suite 3 Murray, Kentucky	2004	Leased	$12	1,300
Hopkinsville Boulevard Office 2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,733	17,625
Trenton Road Branch 3845 Trenton Road Clarksville, Tennessee	2006	Owned	$3,395	3,362

Clarksville Main Street Office Main Street Branch Clarksville, Tennessee	n/a	Owned	$610	in process
North Murray Office North Murray Office Murray, Kentucky	n/a	Owned	$534	in process
Madison Street Office Madison Street Clarksville, Tennessee	n/a	Owned	$1,315	in process
Ashland City Office 108 Cumberland St Ashland City, Tennessee	2006	Owned	$1,531	7,058
Pleasant View Office 2556 Hwy 49 East Pleasant View, Tennessee	2006	Owned	$817	2,433
Kingston Springs Office 104 West Kingston Springs Rd Kingston Springs, Tennessee	2006	Owned	$1,834	9,780
Erin Office 3711 West Main St Erin, Tennessee	2006	Owned	$620	2,390
Heritage Mortgage Services 276 B Warfield Clarksville, Tennessee	2006	Leased	$37	2,400
Heritage Solutions Office 214 C College Street Dickson, Tennessee	2006	Leased	$17	3,300

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2006 there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Peck. Mr. Peck, 42, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

Boyd M. Clark. Mr. Clark, 61, has served as Senior Vice President — Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

Michael L. Woolfolk. Mr. Woolfolk, 53, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank–Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

Billy C. Duvall. Mr. Duvall, 41, has served as Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration.

Michael F. Stalls. Mr. Stalls, 55, has served as Vice President, Chief Credit Officer of the Bank since May 28, 2004. Prior to that, he was a Senior Lender at Regions Bank in Winchester, Tennessee for 18 years and Vice President of First Tennessee Bank in Knoxville, Tennessee.

All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A dividend of $0.12 per share was declared in each of the four quarters in 2006 and 2005. The high and low price range of the Company’s common stock for 2006 and 2005 are set forth below:

	Year Ended December 31, 2005		Year Ended December 31, 2006
	High	Low	High	Low
First Quarter	$17.49	$16.31	$17.00	$14.91
Second Quarter	$17.00	$15.31	$17.10	$15.16
Third Quarter	$16.19	$15.21	$16.80	$15.41
Fourth Quarter	$16.37	$15.00	$16.66	$15.90

At December 31, 2006, the Company estimates that is has approximately 2,500 shareholders, with approximately 1,250 reported in the name of the shareholder and the remainder recorded in street name.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	20,000	$16.35	20,000	105,000
November 1, 2006 through November 30, 2006	10,000	$16.40	30,000	95,000
December 1, 2006 through December 31, 2006	3,500	$16.40	33,500	91,500

Total	33,500	$16.37	33,500

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the Nasdaq Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of December 31, 2006, a total of 33,500 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 442,409 shares of common stock as of December 31, 2006 under all current and prior repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 (Exhibit No. 13) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed is this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended December 31, 2006, the Company has hired external parties to review, assess, and recommend changes to the Company’s internal control over financial reporting. As a result, the Company has made operational and procedural improvements to internal controls that have improved the Company’s internal controls over financial reporting. The Company continues to use outside sources to assist in the review, analysis, and implementation of its internal control process.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2006, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will the Proxy Statement not later than 120 days after December 31, 2006, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2006, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2006, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2006, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2006, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2006, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2006 and 2005.

3.	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

7.	Notes to Consolidated Financial Statements.

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

Exhibit 10.12 Purchase and Assumption Agreement, dated as of April 24, 2006, between AmSouth Bank and Heritage Bank. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 25, 2006.

Exhibit 10.13 Capital Securities Subscription Agreement among Hopfed Capital Trust I, the Registrant and ALESCO Preferred Funding, Ltd. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

Exhibit No. 13. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2006, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 30, 2007	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ John E. Peck	March 30, 2007
John E. Peck
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Billy C. Duvall	March 30, 2007
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ WD Kelley	March 30, 2007
WD Kelley
Chairman of the Board

/s/ Boyd M. Clark	March 30, 2007
Boyd M. Clark
Director, Vice President and Secretary

/s/ Walton G. Ezell	March 30, 2007
Walton G. Ezell
Director

/s/ Gilbert E. Lee	March 30, 2007
Gilbert E. Lee
Vice Chairman

/s/ Harry J. Dempsey	March 30, 2007
Harry J. Dempsey
Director

/s/ Kerry Harvey	March 30, 2007
Kerry Harvey
Director

/s/ Thomas I. Miller	March 30, 2007
Thomas I. Miller
Director