Form 10-Q
period 2007-03-31
HOPFED BANCORP INC
filed 2007-05-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Lafayette Road, Hopkinsville, Kentucky	42240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (270) 887-2999

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

As of May 14, 2007, the Registrant had issued and outstanding 3,607,601 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$16,010	$14,423
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	30	4,190
Federal funds sold	8,580	3,270

Cash and cash equivalents	24,620	21,883
FHLB stock, at cost	3,696	3,639
Securities available for sale	169,030	183,339
Securities held to maturity, market value of $17,753 and $17,690 at March 31, 2007 and December 31, 2006, respectively	17,985	18,018
Loans receivable, net of allowance for loan losses of $4,579 at March 31, 2007, and $4,470 at December 31, 2006	505,403	494,968
Real estate and other assets owned	327	342
Accrued interest receivable	4,601	4,809
Premises and equipment, net	26,048	25,200
Deferred tax assets	1,527	1,712
Intangible asset	3,388	3,628
Goodwill	4,989	4,989
Bank owned life insurance	7,513	7,421
Other assets	1,193	940

Total assets	$770,320	$770,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing accounts	$50,449	$51,150
Interest bearing accounts
NOW accounts	104,372	95,958
Savings and money market	68,405	70,296
Other time deposits	360,749	352,029

Total Deposits	583,975	569,433
Repurchase agreements	28,513	21,236
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	717	287
Advances from FHLB	89,065	113,621
Dividends payable	439	439
Interest payable	1,925	1,963
Accrued expenses and other liabilities	2,239	1,329

Total liabilities	717,183	718,618

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized – 500,000 shares; none issued or outstanding at March 31, 2007 and December 31, 2006.	—	—
Common stock par value $0.01 per share: authorized 7,500,000 shares; 4,070,010 issued and 3,617,601 outstanding at March 31, 2007 and 4,070,315 issued and 3,627,906 outstanding on December 31, 2006	41	41
Additional paid in capital	25,953	25,918
Retained earnings, substantially restricted	34,261	33,678
Treasury stock (at cost, 452,409 shares at March 31, 2007 and 442,409 at December 31, 2006)	(5,569)	(5,406)
Accumulated other comprehensive loss, net of taxes	(1,549)	(1,961)

Total stockholders’ equity	53,137	52,270

Total liabilities and stockholders’ equity	$770,320	$770,888

The balance sheet at December 31, 2006 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Month Periods Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$9,520	$6,716
Interest on investments, tax exempt	122	146
Interest and dividends on investments, taxable	1,967	1,882
Time deposit interest income	171	35

Total interest income	11,780	8,779

Interest expense:
Deposits	5,320	3,526
Subordinated debentures	187	167
Interest on repurchase agreements	248	—
Advances from FHLB	1,101	1,003

Total interest expense	6,856	4,696

Net interest income	4,924	4,083
Provision for loan losses	240	213

Net interest income after provision for loan losses	4,684	3,870

Non-interest income:
Gain on sale of loans	27	28
Gain on sale of investments	—	23
Bank owned life insurance income	93	65
Financial services income	301	91
Income from merchant card services	119	59
Service charges	892	580
Other, net	309	201

Total non-interest income	1,741	1,047

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Unaudited)

	For the Three Months Periods Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Non-interest expenses:
Salaries and benefits	$2,589	$1,695
Intangible amortization	241	95
Occupancy expense, net	613	296
Data processing	430	335
State deposit taxes	128	115
Office supplies expense	102	52
Postage and telephone expense	126	91
Advertising expense	253	129
Professional services expense	370	247
Other operating expenses	136	114

Total non-interest expenses	4,988	3,169

Income before income taxes	1,437	1,748
Income tax expense	415	547

Net income	$1,022	$1,201

Basic income per share	$0.28	$0.33

Diluted income per share	$0.28	$0.33

Dividends per share	$0.12	$0.12

Weighted average shares outstanding, basic	3,629,520	3,649,078

Weighted average shares outstanding, diluted	3,654,726	3,674,320

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Month Periods Ended March 31
	2007	2006
	(In thousands)
Net income	$1,022	$1,201

Other comprehensive income:

Realized gains on the sale of investment securities classified as available for sale, net of tax	—	(15)

Loss on derivative, net of tax	(16)	(34)

Unrealized holding gains (losses) arising during period net of tax effect of ($220) and $411 for the three months ended March 31, 2007 and 2006, respectively	428	(797)

Comprehensive income	$1,434	$355

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2007

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Beginning balance January 1, 2007	$41	$25,918	$33,678	$(1,961)	$(5,406)	$52,270

Stock-based compensation	—	35	—	—	—	35

Dividends paid $0.12 per share	—	—	(439)	—	—	(439)

Treasury stock purchased	—	—	—	—	(163)	(163)

Comprehensive income:

Net income	—	—	1,022	—	—	1,022

Change in unrealized gains, net of taxes	—	—	—	412	—	412

Ending balance March 31, 2007	$41	$25,953	$34,261	$(1,549)	$(5,569)	$53,137

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Month Periods Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$2,574	$4,163

Cash flows from investing activities
Proceeds from maturities of held to maturity securities	38	51
Proceeds from sale of available for sale securities	31,204	11,039
Purchases of available for sale securities	(16,283)	—
Net increase in loans receivable	(10,814)	(19,717)
Purchases of premises and equipment	(1,111)	(1,593)

Net cash provided (used) by investing activities	3,034	(10,220)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	5,822	(33,288)
Net increase in time deposits	8,720	25,424
Increase in advances from borrowers for taxes and insurance	430	76
Repayment of advances from FHLB	(54,556)	(35,150)
Advances from FHLB	30,000	50,300
Increase in repurchase agreements	7,277	—
Proceeds from sale of foreclosed assets	38	148
Purchase of treasury stock	(163)	—
Dividends paid	(439)	(438)

Net cash provided (used) by financing activities	(2,871)	7,072

Increase in cash and cash equivalents	2,737	1,015
Cash and cash equivalents, beginning of period	21,883	16,161

Cash and cash equivalents, end of period	$24,620	$17,176

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$3,220	$898

Loans charged off	$227	$317

Loans foreclosed upon, repossession, assets written down or transferred to other assets owned	$58	$192

Capitalized interest	$13	$49

Unrealized gain (loss) on AFS securities	$648	$(1,268)

Increased (decrease) in deferred tax asset related to unrealized loss (gain) on AFS securities	$(220)	$431

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (Fall & Fall) of Fulton, Kentucky. Fall & Fall sells life and casualty insurance to both individual and businesses. The majority of Fall & Fall’s customer base is within the geographic footprint of the Bank.

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky and Dickson, Tennessee. Agents for Heritage Solutions travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2007.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2006. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2006 Consolidated Financial Statements.

Beginning January 1, 2007, the Company implemented Statement of Financial Accounting Standards 91 (SFAS 91), Nonrefundable Fees and Cost Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases. The implementation is not considered a change in accounting principle under Statement of Financial Accounting Standards No. 154, because prior transactions were immaterial in their effect. As a result of the implementation of SFAS 91, the Company has recorded unamortized loan origination costs in excess unamortized of loan fees in the amount of $206,000 for the three months ended March 31, 2007. In prior years, the total amount of fees collected and cost incurred as a result of loan originations would have been recognized and income and expense during the month that the fees were collected and expenses incurred.

The following table outlines the effects of SFAS 91 implementation on after tax net income and earnings per share, basic and diluted:

Quarter Ended March 31, 2007
After tax net income	$136,000
Income per share, basic	$0.04
Income per share, fully diluted	$0.04

(2) INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-months ended March 31, 2007 and 2006. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended March 31,
	2007	2006
Basic IPS:
Net income	$1,022,000	$1,201,000
Average common shares outstanding	3,629,520	3,649,078

Income per share	$0.28	$0.33

Diluted IPS:
Net income	$1,022,000	$1,201,000
Average common shares outstanding	3,629,520	3,649,078
Dilutive effect of stock options	25,206	25,242

Average diluted shares outstanding	3,654,726	3,674,320

Diluted income per share	$0.28	$0.33

(3) STOCK COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock Based Compensation (SFAS No. 123R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The financial statement dated March 31, 2006 is the first to reflect the impact of adopting SFAS No. 123R. For the three months ending March 31, 2007, the Company incurred $5,450 of additional compensation expense related to SFAS 123R. For the three months ending March 31, 2006, the Company incurred approximately $8,300 of additional compensation expense related to adopting SFAS 123R. At March 31, 2007, the Company has 10,000 unvested stock options. A total of 5,000 stock options will vest in May 2007 and May 2008, respectively. All other options are fully vested.

The Company will incur additional compensation expense related to stock option vesting of $16,350 in 2007 and $9,083 in 2008. No stock options were issued, forfeited, or exercised in the three month periods ended March 31, 2007 and March 31, 2006.

The value of vested options outstanding at March 31, 2007 was $1,626,830 for options issued under the 1999 Plan and $144,800 for options issued under the 2000 Plan. The fair value of options vesting in 2007 is $21,800. Shares issued for option exercises are expected to come from authorized but unissued shares.

For the three-month periods ending March 31, 2007 and March 31, 2006, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $29,300 and $19,100 respectively. No restricted shares were released or awarded during the quarters ended March 31, 2007 and 2006. The Company had 305 shares of restricted stock previously awarded that were forfeited by the employee due to their voluntary termination of employment prior to vesting. The Company will incur total additional compensation cost of approximately $89,500 for the year ending December 31, 2007 related to restricted stock grants previously awarded. The Company will incur cost of approximately $106,000, $64,100 and $31,800 in total compensation cost for the years ending December 31, 2008, December 31, 2009 and December 31, 2010 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

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

At March 31, 2007, the Company has 153 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $4 million (par value) in commercial paper consisting of $2 million in General Motors Acceptance Corporation (GMAC) maturing in August 2007 and $2 million in Ford Motor Credit (FMAC) maturing in increments of $1 million each in October 2008 and October 2009. Both companies remain profitable despite the challenges faced by the parent companies of both Ford Motor Credit (Ford) and GMAC (owned 49% by General Motors). The Company’s quarterly financial analysis of GMAC and FMAC indicates that both companies have an adequate level of liquidity to meet their funding needs through the maturity periods of the aforementioned bonds. The Company is aware that GMAC has a significant exposure to sub-prime mortgage loans. However, the Company is comfortable with the credit quality of its GMAC position given its short maturity date.

The carrying amount of securities available for sale and their estimated fair values at March 31, 2007 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$3,696	—	—	3,696

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$101,892	117	(997)	101,012
Corporate bonds	4,072	—	(96)	3,976
Municipal bonds	15,395	22	(383)	15,034
Mortgage-backed securities	35,200	56	(1,080)	34,176
CMOs	14,965	40	(173)	14,832

	$171,524	235	(2,729)	169,030

The carrying amount of securities held to maturity and their estimated fair values at March 31, 2007 is as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities:
Agency debt securities	$17,324	—	(241)	17,083

Mortgage-backed securities:	661	9	—	670

	$17,985	9	(241)	17,753

At March 31, 2007, securities with a book value of approximately $105.7 million and a market value of approximately $104.0 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

At March 31, 2007, securities with a market value of approximately $28.5 million were sold under agreements to repurchase from various customers. Included in this amount is a $6 million repurchase agreement with Merrill Lynch with a maturity of September 16, 2016, callable quarterly after September 18, 2007, with a fixed rate of interest of 4.34%.

(5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheets	At March 31, 2007	At December 31, 2006
Asset—investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity—trust preferred securities	$10,000	$10,000
Common Stock (100% Owned by Hopfed Bancorp, Inc.)	310	310

Total Stockholders’ equity	$10,310	$10,310

Summary Income Statements	Three months ended March 31,
	2007	2006
Income—interest income from subordinated debentures issued by Hopfed Bancorp, Inc.	$225	$197

Net income	$225	$197

Summary Statement of Stockholders’ Equity	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2006	$10,000	$310	$—	$10,310
Retained earnings:
Net income	—	—	225	225
Dividends:
Trust preferred securities	—	—	(218)	(218)
Common paid to Hopfed Bancorp, Inc.	—	—	(7)	(7)

Total retained earnings	—	—	—	—

Ending balances, March 31, 2007	$10,000	$310	$—	$10,310

Note (6) ACQUISITION

Heritage Bank completed the acquisition of all the assets and liabilities associated with four offices of AmSouth Bank, a state chartered bank having its principal place of business in Birmingham, Alabama (AmSouth), located in Cheatham and Houston counties in Tennessee (Middle Tennessee Division) on June 29, 2006. The Bank assumed approximately $34.5 million in loans and $65.5 million in deposit liabilities. The Bank also acquired four parcels of real property on which the retail offices are located as well as the majority of personal property used in the daily operation of these offices. After payment of a deposit premium, the Bank received approximately $22.4 million in cash from AmSouth at the closing. The Bank retained all employees, including local retail management associated with each office previously employed by AmSouth with minimal changes in their rate of compensation and benefits.

In accordance with SFAS 141, “Accounting for Business Combinations” and SFAS 142, “Goodwill and Intangible Assets”, HopFed Bancorp, Inc, recorded at fair value assets and liabilities of the offices assumed as of June 29, 2006 and previously reported in the Company’s June 30, 2006 SEC Form 10-Q.

(Dollars in thousands) (Unaudited)

Assets
Cash and cash equivalents	$22,421
Loans:
Home equity line of credit	16,984
Closed end home equity	12,081
Commercial loans	3,831
Personal loans	1,618

Total loans, gross	34,514
Allowance for loan loss	(185)
Loan market yield differential	(210)
Core deposit intangible	2,919
Goodwill	1,301
Premises and equipment	4,730
Accrued interest receivable	139

Total assets	$65,629

Liabilities

Deposits:
Non-interest bearing deposits	$13,780
Now accounts	7,455
Savings and MMDA accounts	18,638
Time and other deposits	25,612

Total deposits	65,485
Accrued interest payable	123
Other liabilities	21

Total liabilities	$65,629

The Bank paid a deposit premium for the four offices of $6,541,000, including intangibles of $4,220,000 which are deductible for tax purposes. The amount allocated to the core deposit intangible was determined by a valuation conducted by an independent third party and is being amortized over the estimated useful life of nine years using the sum of the year’s digit method.

An independent third party has completed a valuation analysis of the estimated fair market value of the acquired loan portfolio. This analysis was based on the portfolio balances, yields, and market rates on June 29, 2006. As a result, the Bank will accrete approximately $210,000 in loan yield differential over the estimated average life of the individual portions of the purchased loan portfolios on an accelerated basis. In the three month period ended March 31, 2007, the Company accreted loan yield differential of approximately $17,000.

Management has completed an analysis of the credit quality of the purchased loan portfolio. As a result of this analysis, management reduced the market value of the purchased loan portfolio by $185,000 for estimated loan losses not specifically identified by current classification.

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

Quarter Ended March 31, 2006
Net interest income after provision for loan loss expense	$4,129

Net income	$1,283

Basic earnings per share	$0.35

Diluted earnings per share	$0.35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2006 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets declined by $600,000, from $770.9 million at December 31, 2006 to $770.3 million at March 31, 2007. Securities available for sale decreased from $183.3 million at December 31, 2006 to $169.0 million at March 31, 2007. Federal funds sold increased from $3,270,000 at December 31, 2006 to $8,580,000 at March 31, 2007. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $3.6 million at December 31, 2006 to $3.7 million at March 31, 2007. The Company used liquidity derived from investments and deposit growth to reduce its borrowings from the FHLB and to fund loan growth. Total FHLB borrowings declined $24.5 million, from $113.6 million at December 31, 2006 to $89.1 million at March 31, 2007.

At March 31, 2007, investments classified as “held to maturity” were carried at an amortized cost of $18.0 million and had an estimated fair market value of $17.8 million, and securities classified as “available for sale” had an estimated fair market value of $169.0 million and an amortized cost of $171.5 million.

The loan portfolio increased $10.4 million during the three months ended March 31, 2007. Net loans totaled $505.4 million and $495.0 million at March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2007, the average tax equivalent yield on loans was 7.65%, compared to 7.06% for the year ended December 31, 2006.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2007 and 2006. At March 31, 2007 and 2006, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	Quarter Ended
	3/31/2007		3/31/2006
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Real estate loans:
One to four family residential	$218,547	42.9%	$210,815	50.2%
Multi-family residential	14,406	2.8%	8,739	2.1%
Construction	40,333	7.9%	26,325	6.2%
Non-residential	156,085	30.6%	107,973	25.7%

Total real estate loans	429,371	84.2%	353,852	84.2%

Other loans:
Secured by deposits	4,081	0.8%	3,570	0.9%
Other consumer loans	22,272	4.4%	21,556	5.1%
Commercial loans	54,052	10.6%	41,325	9.8%

Total other loans	80,405	15.8%	66,451	15.8%

Total loans, gross	509,776	100.0%	420,303	100.0%

Deferred loan origination cost, net	206		—

Allowance for loan losses	(4,579)		(3,968)

Total net loans	$505,403		$416,335

The allowance for loan losses totaled $4.6 million at March 31, 2007 and $4.5 million at December 31, 2006. The ratio of the allowance for loan losses to loans was 0.90% at March 31, 2007 and December 31, 2006. Also at March 31, 2007, non-performing loans were $832,000, or 0.16% of total loans, compared to $753,000, or 0.18% of total loans, at March 31, 2006 and $762,000, or 0.17% at December 31, 2006. Non-performing assets, which include other real estate owned and other assets owned, were $1,160,000, or 0.15% of total assets at March 31, 2007, compared to $1,074,000, or 0.17% of assets, at March 31, 2006 and $1,104,000, or 0.16% of assets at December 31, 2006. The Company does not originate loans it considers sub-prime and is not aware of any exposure to the additional credit concerns associated with sub-prime lending in either the Company’s loan or investment portfolios.

The Company’s annualized net charge off ratios for the three-month periods ended March 31, 2007 and March 31, 2006 and the year ended December 31, 2006 were 0.10%, 0.25% and 0.16%, respectively. The ratios of allowance for loan losses to non-performing loans at March 31, 2007, March 31, 2006 and December 31, 2006 were 550.3%, 527.0% and 518.0%, respectively.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the three-month periods ended:

	3/31/2007	3/31/2006
	(Dollars in thousands)
Beginning balance, allowance for loan loss	$4,470	$4,004

Loans charged off:
Commercial loans	(24)	(23)
Consumer loans and overdrafts	(183)	(119)
Residential loans	(20)	(175)

Total charge offs	(227)	(317)

Recoveries
Commercial	—	—
Consumer loans and overdrafts	96	67
Residential	—	1
Total recoveries	96	68

Net charge offs	(131)	(249)

Provision for loan loss	240	213

Balance at end of period	$4,579	$3,968

Ratio of net charge offs to average outstanding loans during the period	0.10%	0.25%

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

Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company had $302,000 in real estate owned and $25,000 of other assets owned at March 31, 2007. The Company’s non-performing assets at March 31, 2007 totaled $1.2 million, or 0.15% of total assets. At March 31, 2007, the Company had $30.6 million classified as watch or special mention, $2.4 million classified as substandard and $159,000 classified as doubtful. At March 31, 2007, the Company had allocated approximately $1.0 million of its allowance for loan loss account specifically for loans that are classified as watch or special mention.

At March 31, 2007, deposits increased to $584.0 million from $569.4 million at December 31, 2006, a net decrease of $14.6 million. The average cost of deposits during the three-month periods ended March 31, 2007 and March 31, 2006, and the year ended December 31, 2006 was 3.66%, 2.93%, and 3.28%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income. Net income for the three months ended March 31, 2007 was $1,022,000, compared to net income of $1,201,000 for the three months ended March 31, 2006. The Company’s net income for the three month period ended March 31, 2007 has been influenced by significant changes in the Company’s operating environment, both financially and operationally. On the financial side, strong organic loan growth combined with the June 29, 2006 acquisition have resulted in increased levels of interest income and interest expense. Operational, the Company has increased the number of retail offices from nine to sixteen in the last twelve months, resulting in a significant increase in operating expenses.

Net Interest Income. Net interest income for the three months ended March 31, 2007 was $4.9 million, compared to $4.1 million for the three months ended March 31, 2006. The increase in net interest income for the three months ended March 31, 2007 was due to an increase in both total loans outstanding and short-term interest rates. For the three months ended March 31, 2007 and March 31, 2006, the net yield on total interest earning assets increased to 6.80% from 5.92%. The most significant reason for the increase in net yields on interest earning assets was the $95.3 increase in average loan balances during the three months ended March 31, 2007 as compared to March 31, 2006.

For the three month periods ended March 31, 2007 and March 31, 2006, both the change in the dollar volume of interest bearing liabilities and the rate of interest paid on interest bearing liabilities equally contributed to the total dollar increase in interest expense. The total cost of interest bearing liabilities increased from 3.38% at March 31, 2006 to 4.16% at March 31, 2007.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the three months ended March 31, 2007, and March 31, 2006. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $50,000 for March 31, 2007, and $64,000 for March 31, 2006, for a tax equivalent rate using a cost of funds rate of 4.13% for March 31, 2007 and 3.50% for March 31, 2006. The table adjusts tax-free loan income by $72,000 for March 31, 2007 and $17,000 for March 31, 2006 for a tax equivalent rate using the same cost of funds rate. The table does not make an adjustment for the January 1, 2007, implementation of SFAS 91. For the three months ended March 31, 2007, the implementation of SFAS 91 added $206,000 to net interest income, 0.17% to the yield on loans, 0.11% to the Company’s net yield of earning assets and 0.12% to the Company’s net change in interest bearing assets and liabilities.

(Table Amounts in Thousands, Except Percentages)

	March 31, 2007			March 31, 2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Loans	$501,642	$9,592	7.65%	$406,298	$6,733	6.63%
Investments AFS taxable	152,269	1,769	4.65%	154,771	1,686	4.36%
Investment AFS Tax Free	14,676	172	4.70%	17,142	210	4.90%
Investments Held to maturity	18,005	198	4.40%	18,158	196	4.32%
Federal funds	13,233	171	5.17%	2,708	35	5.17%

Total interest	699,825	11,902	6.80%	599,077	8,860	5.92%

Earning assets
Other assets	64,301			46,271

Total assets	764,126			645,348

Interest bearing deposits	532,712	5,320	3.99%	444,403	3,526	3.17%
Subordinated debentures	10,310	187	7.26%	10,310	167	6.48%
Repurchase agreements	20,489	248	4.84%	—	—	0.00%
FHLB borrowings	95,215	1,101	4.63%	100,423	1,003	4.00%

Total interest bearing	658,726	6,856	4.16%	555,136	4,696	3.38%

Liabililties
Non interest bearing Deposits	48,059			36,378

Other liabilities	4,638			3,938
Stockholders’ equity	52,703			49,896

Total liabilities & Stockholders’ equity	$764,126			$645,348

Net change in interest bearing		$5,046	2.64%		$4,164	2.54%

Assets and liabilities

Net yield on interest earning assets			2.88%			2.78%

Interest Income. Interest income increased by $3.0 million from $8.8 million to $11.8 million, or by 34%, during the three months ended March 31, 2007 compared to the same period in 2006. This increase primarily resulted from growth in the loan portfolio. The average balance of loans receivable increased $95.3 million to $501.6 million at March 31, 2007 from $406.3 million at March 31, 2006. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 107.92% for the three months ended March 31, 2006 to 106.24% for the three months ended March 31, 2007. The decline in the interest earning asset ratio is largely the result of increases in fixed assets due to retail office construction and the acquisition of four offices in June 2006.

Interest Expense. Interest expense increased $2.2 million for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was equally attributable to a higher cost of deposits and borrowings due to increases in short term interest rates and higher deposit and borrowing balances. The average cost of average interest-bearing deposits increased from 3.17% at March 31, 2006 to 3.99% at March 31, 2007. Over the same period, the average balance of interest bearing deposits increased $88.3 million, from $444.4 million at March 31, 2006 to $532.7 million at March 31, 2007 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) declined $5.2 million, from $100.4 million at March 31, 2006 to $95.2 million at March 31, 2007. The average cost of average borrowed funds from the FHLB increased from 4.00% at March 31, 2006 to 4.63% at March 31, 2007. The average cost of all deposits increased from 2.93% at March 31, 2006 to 3.66% at March 31, 2007.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $240,000 provision for loan loss was required for the three months ended March 31, 2007 compared to a $213,000 provision for loan loss expense for the three months ended March 31, 2006.

Non-Interest Income. There was a $700,000 increase in non-interest income in the three months ended March 31, 2007 as compared to the same period in 2006. For the three-month period ended March 31, 2007, service charge income was $892,000, an increase of $312,000 over the same period in 2006. The increase in service charge income is largely the result of the increased number of checking accounts due to the June 29, 2006 acquisition. For the three months ended March 31, 2007, gains on the sale of loans were $27,000 as compared to $28,000 in the same period in 2006 as the Company is referring more fixed rate mortgage customers to Heritage Mortgage Services. For the three months ended March 31, 2007, income from financial services was $301,000, compared to $91,000 for the same period in 2006 as both Heritage Solutions and Heritage Mortgage Services contributed to improved results.

Non-Interest Expenses. There was a $1.8 million increase in total non-interest expenses in the three months ended March 31, 2007 compared the same period in 2006. For the three months ended March 31, 2007, compensation expense increased to $2.6 million compared to $1.7 million for the three months ended March 31, 2006. Other expenses showing period to date increases of more than $100,000 include intangible amortization, occupancy expense, advertising expense, and professional services expense. During 2006, the Company’s acquisition added four new retail offices and approximately 32 employees. The Company has added two additional offices plus additional support staff. From the period beginning June 1, 2006 to December 31, 2007, the Company will have increased the number of retail locations from nine to seventeen and the number of ATM locations from eight to thirty. The Company feels that this large investment in its infrastructure is necessary for it to expand into the faster growing markets within its geographic region.

Income Taxes. The effective tax rate for the three months ended March 31, 2007 was 28.9%, compared to 31.3% for the same period in 2006. The decrease in the effective tax rate is due to an increase in the outstanding balance of loans to tax exempt municipal organizations and an increased amount of income from bank owned life insurance.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The Company estimates that its investment portfolio will provide more than $40 million dollars in cash flow over the remaining nine months of 2007. This cash flow will be used to fund additional loan growth, reduce FHLB borrowings, and to replace more expensive deposits. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2007, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2007:

	At March 31, 2007
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible Capital	$56,619	7.42%	$54,323	7.13%
Core Capital	$56,619	7.42%	$54,323	7.13%
Risk-Based Capital	$61,198	11.98%	$58,903	11.18%

At March 31, 2007, the Bank had outstanding commitments to originate loans totaling $4.8 million and undisbursed commitments on loans outstanding of $58.4 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from March 31, 2007, totaled $226.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

At March 31, 2007, the Bank has outstanding borrowings of $89.1 million from the FHLB with maturities ranging from twenty-seven days to nine years. These borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2007, the Bank has approximately $212.7 million in 1-4 family first mortgages and $123.0 million in non-residential real estate loans that may be pledged under this agreement. A schedule of FHLB borrowings at March 31, 2007 is provided below:

Advance Type	Amount	Weighted Average Rate	Weighted Average Maturity
Fixed Rate	89,065,193	4.63%	2.70 years
Standby Letter of Credit	7,000,000	n/a	0.75 years

At March 31, 2007, the Bank had additional borrowing capacity with the FHLB of approximately $80.5 million.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2007, the Company has the following off-balance sheet commitments:

(Dollars in Thousands)
Commitments to extend credit	$58,370
Standby letters of credit	$4,976
Unused home equity lines of credit	$42,190
Unused commercial lines of credit	$15,365
Non-cancelable purchase obligations	$1,270
Non-cancelable lease obligations	$67

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

Effect of New Accounting Standards

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior accounting periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the accounting principle. It also applies to changes required by accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the implementation of SFAS 154 to have a material effect on it’s consolidated financial statements.

In November 2005, FASB Staff Position (FSP) FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment” was issued. The FSP nullifies certain requirements of Issue 03-01 and supersedes Emerging Issues Task Force (EITF) Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP nullified the requirements of paragraphs 10-18 of Issue 03-01 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP in 2006 did not have a material impact on the financial condition, the results of operations, or cash flows of the Company.

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

In March of 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to FASB Statement No. 140 (FASB 156). SFAS 156 permits, but does not require, an entity to account for one or more classes of servicing rights at fair value, which the changes in fair value recorded on the Company’s consolidated statement of income. The Company has a mortgage servicing portfolio of approximately $41.2 million. The Company has chosen not to recognize servicing rights as an asset on its financial statements and thus has chosen not to implement SFAS 156.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.

The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently in the process of evaluation the impact of the implementation of FASB Interpretation No. 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for or asset or paid to transfer a liability in the most economical market on the measurement date. SFAS is effective for the Company’s financial statements issued for the year beginning January 1, 2008. Management has not yet evaluated the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option Statement for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No.115 (SFAS 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an individual basis. Future changes in the fair value of these financial instruments would be recognized on the current period’s statement of income while establishing additional disclosure requirements for these financial instruments. The stated objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that physical year and also elects to apply the provisions of Statement 157. The Company has chosen not to utilize the option for early adoption of FASB No. 159. The Company has not determined whether the adoption of this statement will have a material effect on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three months ended March 31, 2007. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% increase in interest rates will reduce the Company’s net interest margin by approximately $344,000 and a 2% increase in interest rates will reduce the Company’s net interest margin by approximately $914,000. A 1% reduction in interest rates would increase net interest income by approximately $262,000 and a 2% reduction in interest rates would reduce net interest income by approximately $574,000.

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ended December 31, 2007 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2007.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2007 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 in reference to Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2007 – January 31, 2007	—	$—	33,500	91,500
February 1, 2007 – February 28, 2007	10,000	$16.25	43,500	81,500
March 1, 2007 – March 31, 2007	—	$—	43,500	81,500

Total	10,000	$16.25	43,500	81,500

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 31, 2007, a total of 43,500 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 452,409 shares of common stock under all current and prior repurchase programs.

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

HOPFED BANCORP, INC.

Date: May 14, 2007	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 14, 2007	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer