Form 10-Q
period 2007-06-30
HOPFED BANCORP INC
filed 2007-08-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, the Registrant had issued and outstanding 3,609,651 shares of the Registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$15,745	$14,423
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	2,237	4,190
Federal funds sold	593	3,270

Cash and cash equivalents	18,575	21,883
FHLB stock, at cost	3,899	3,639
Securities available for sale	146,504	183,339
Securities held to maturity, market value of $17,641 and $17,690 at June 30, 2007 and December 31, 2006, respectively	17,943	18,018
Loans receivable, net of allowance for loan losses of $4,728 at June 30, 2007, and $ 4,470 at December 31, 2006	530,779	494,968
Real estate and other assets owned	322	342
Accrued interest receivable	4,896	4,809
Premises and equipment, net	26,639	25,200
Deferred tax assets	2,089	1,712
Intangible asset	3,147	3,628
Goodwill	4,989	4,989
Bank owned life insurance	7,591	7,421
Other assets	1,269	940

Total assets	$768,642	$770,888

LIABILITIES
Liabilities:
Deposits:
Non-interest bearing accounts	$52,772	$51,150
Interest bearing accounts
NOW accounts	94,183	95,958
Savings and money market	66,186	70,296
Other time deposits	365,739	352,029

Total Deposits	578,880	569,433

Repurchase agreements	25,810	21,236
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	509	287
Advances from FHLB	96,674	113,621
Dividends payable	446	439
Interest payable	2,144	1,963
Accrued expenses and other liabilities	1,192	1,329

Total liabilities	715,965	718,618

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock, par value $ 0.01 per share; authorized – 500,000 shares; none issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock par value $ 0.01 per share; authorized 7,500,000 shares; 4,077,860 issued and 3,615,451 outstanding at June 30, 2007 and 4,070,315 issued and 3,627,906 outstanding on December 31, 2006	41	41
Additional paid in capital	25,989	25,918
Retained earnings, substantially restricted	34,940	33,678
Treasury stock (at cost, 462,409 shares at June 30, 2007 and 442,409 at December 31, 2006)	(5,730)	(5,406)
Accumulated other comprehensive loss, net of taxes	(2,563)	(1,961)

Total stockholders’ equity	52,677	52,270

Total liabilities and stockholders’ equity	$768,642	$770,888

The balance sheet at December 31, 2006 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Interest and dividend income:
Interest on loans	$10,213	$7,334	$19,733	$14,050
Interest on investments, tax exempt	123	128	245	274
Interest and dividends on investments, taxable	1,864	1,882	3,831	3,764
Time deposit interest income	83	38	254	73

Total interest and dividend income	12,283	9,382	24,063	18,161

Interest expense:
Interest on deposits	5,529	3,854	10,849	7,380
Interest on subordinated debentures	208	181	395	348
Interest on repurchase agreements	328	121	576	121
Interest on advances from FHLB	1,013	1,208	2,114	2,211

Total interest expense	7,078	5,364	13,934	10,060

Net interest income	5,205	4,018	10,129	8,101
Provision for loan losses	238	204	478	417

Net interest income after provision for loan losses	4,967	3,814	9,651	7,684

Non-interest income:
Service charges	1,000	694	1,892	1,274
Gain on sale of loans	25	35	52	63
Gain on sale of securities	—	19	—	42
Bank owned life insurance	77	65	170	130
Financial services commissions	284	162	585	253
Merchant card income	117	56	236	115
Other, net	263	230	572	431

Total non-interest income	1,766	1,261	3,507	2,308

Non-interest expenses:
Salaries and benefits	2,609	1,827	5,198	3,522
Occupancy expense, net	649	363	1,262	659
State tax on deposits	138	115	266	230
Data processing	452	322	882	657
Intangible amortization	240	95	481	190
Advertising	252	212	505	341
Professional services	406	487	776	734
Postage and communications expenses	121	92	247	183
Office supplies expenses	81	86	183	138
Other operating expenses	205	288	341	402

Total non-interest expenses	5,153	3,887	10,141	7,056

Income before income taxes	1,580	1,188	3,017	2,936
Income tax expense	472	339	887	886

Net income	$1,108	$849	$2,130	$2,050

Basic net earnings per share	$0.31	$0.23	$0.59	$0.56

Diluted net earnings per share	$0.31	$0.23	$0.59	$0.56

Dividends per share	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding, basic	3,587,986	3,650,279	3,609,532	3,649,679

Weighted average shares outstanding, diluted	3,612,575	3,675,735	3,634,485	3,675,028

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$1,108	$849	$2,130	$2,050

Other comprehensive income, net of tax
Unrealized holding (loss) gains arising during period net of tax effect of $514 and $372 for the three months ended June 30, 2007 and 2006, respectively; and $294 and $782 for the six months ended June 30, 2007 and 2006, respectively	(998)	(722)	(570)	(1,519)
Reclassification for loss on derivatives, net of tax	(16)	(16)	(32)	(50)
Reclassification adjustment for gains included in net income	—	—	—	(15)

Comprehensive income	$94	$111	$1,528	$466

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2007

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Beginning balance January 1, 2007	41	25,918	33,678	(1,961)	(5,406)	52,270
Stock based compensation expense	—	71	—	—	—	71
Dividend paid $0.24 per share	—	—	(868)	—	—	(868)
Treasury stock purchased	—	—	—	—	(324)	(324)
Change in unrealized loss, net of taxes	—	—	—	(602)	—	(602)
Year to date net income	—	—	2,130	—	—	2,130

Ending balance, June 30, 2007	41	25,989	34,940	(2,563)	(5,730)	52,677

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six-Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$2,769	$2,632

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity securities	86	101
Proceeds from sale of available-for-sale securities	55,899	16,669
Purchases of available-for-sale securities	(19,989)	(17,028)
Purchase of FHLB stock	(140)	(229)
Net increase in loans	(36,343)	(41,883)
Net cash received in acquisition	—	22,421
Proceeds from sale of fixed assets	—	98
Purchases of premises and equipment	(2,008)	(4,925)

Net cash used in investing activities	(2,495)	(24,776)

Cash flows from financing activities:
Net (decrease) in demand deposits	(4,263)	(34,556)
Net increase in time deposits	13,710	26,645
Advances from FHLB	57,000	110,800
Payments made to FHLB	(73,947)	(81,046)
Increase in repurchase agreements	4,574	21,026
Proceeds from the sale of foreclosed assets	314	—
Increase in advance payments by borrowers for taxes and insurance	222	192
Purchase of treasury stock	(324)	—
Net dividends paid	(868)	(868)

Net cash provided by financing activities	(3,582)	42,193

Increase (decrease) in cash and cash equivalents	(3,308)	20,049
Cash and cash equivalents, beginning of period	21,883	16,161

Cash and cash equivalents, end of period	$18,575	$36,210

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,237	$1,150

Cash paid for interest	$6,374	$7,791

Loans charged off	$428	$535

Loans foreclosed upon, repossessions or transferred to other assets	$294	$677

Capitalized interest	$21	$88

Unrealized gain (loss) on AFS securities	$(864)	$(2,301)

Increase in deferred tax asset related to unrealized losses on investments	$294	$782

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note (1) BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly known as Hopkinsville Federal Bank (the “Bank”) to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary asset is the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (Fall & Fall) of Fulton, Kentucky. Fall & Falls sells life and casualty insurance to both individuals and businesses. The majority of Fall and Fall’s customer base lies within the geographic footprint of the Bank. The Bank operates a financial services division in Murray, Kentucky and Dickson, Tennessee, under the name of Heritage Solutions. The Bank operates a full service mortgage division in Clarksville, Tennessee, under the name Heritage Mortgage Services.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six-month periods ended June 30, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2007.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2006 Consolidated Financial Statements.

Beginning January 1, 2007, the Company implemented Statement of Financial Accounting Standards 91 (SFAS 91), Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The implementation is not considered a change in accounting principle under the Statement of Financial Accounting Standards No. 154, because prior transactions were immaterial in their effect. As a result of the implementation of SFAS 91 and strong loan growth, the Company has recorded unamortized loan origination cost in excess of unamortized loan fees in the amount of $277,000 and $483,000 for the three and six-month periods ended June 30, 2007. Due to the short term nature of many of these loans, the Company anticipates a reduction in overall effect by the end of 2007.

In prior years, the total amount of fees collected and cost incurred as a result of loan originations would have been recognized as income and expense during the month that the fees were collected and expenses incurred. The following table outlines the effects of SFAS 91 implementation on after tax earnings per share, basic and diluted:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Income, net of taxes	$182,820	$318,780
Income per share
basic	$0.05	$0.09

diluted	$0.05	$0.09

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six-months ended June 30, 2007, and June 30, 2006. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding and unvested restricted stock awards:

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Basic EPS:
Net income	$1,108,000	$849,000
Average common shares outstanding	3,587,986	3,650,279

Earnings per share, basic	$0.31	$0.23

Diluted EPS:
Net income	$1,108,000	$849,000
Average common shares outstanding	3,587,986	3,650,279
Dilutive effect of stock options	24,589	25,456

Average diluted shares outstanding	3,612,575	3,675,735

Earnings per share, diluted	$0.31	$0.23

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Basic EPS:
Net income	$2,130,000	$2,050,000
Average common shares outstanding	3,609,532	3,649,679

Earnings per share, basic	$0.59	$0.56

Diluted EPS:
Net income	$2,130,000	$2,050,000
Average common shares outstanding	3,609,532	3,649,679
Dilutive effect of stock options	24,953	25,349

Average diluted shares outstanding	3,634,485	3,675,028

Earnings per share, diluted	$0.59	$0.56

Note (3) STOCK COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock Based Compensation (SFAS 123R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The interim financial statement dated March 31, 2006 is the first to reflect the impact of adopting SFAS 123R. For the three and six-months ended June 30, 2007, the Company incurred additional compensation expense of $5,450 and $10,900 respectively, related to SFAS 123R. For the three and six month periods ending June 30, 2006, the Company incurred additional compensation expense of approximately $8,300 and $16,600 respectively, related to adopting SFAS 123R. At June 30, 2007, the Company has a total of 5,000 stock options that will vest in May 2008. All other options are fully vested.

The Company will incur additional compensation expense related to stock option vesting of approximately $10,900 in 2007 and $9,100 in 2008. No stock options were issued, forfeited, or exercised in the three and six-month periods ended June 30, 2007 and June 30, 2006. The value of vested options outstanding at June 30, 2007 was $1,648,630 for options issued under the 1999 Plan and $144,800 for options issued under the 2000 Plan. The fair value of options vested in 2007 is $21,800. Shares issued for option exercises are expected to come from authorized but unissued shares.

At June 30, 2007, the Company has stock options totaling 246,723 that are eligible to be awarded. Additional stock option information at June 30, 2007 includes:

	Outstanding Options	Weighted Avg Exercise Price	Weighted Avg Remaining Term	Aggregate Intrinsic Value
Outstanding, June 30, 2007	273,752	$15.21	2.8 years	$468,200
Options exercisable, June 30, 2007	268,752	$15.17	2.7 years	$468,200

The Company’s Compensation Committee granted 7,850 shares of restricted stock during the second quarter of 2007, 12,328 shares of restricted stock during 2006, 9,795 shares of restricted stock in 2005 and 8,887 shares of restricted stock in 2004. A total of 305 shares awarded in 2006 have been forfeited. Restricted stock awards vest over a four-year period but vesting may be accelerated as a result of factors outlined in the award agreement. For the three and six month periods ended June 30, 2006, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $20,000 and $39,000. For the three and six-month periods ended June 30, 2007, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $31,600 and $60,900 respectively. The table below outlines the Company’s future compensation expense related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan for the years indicated:

Year Ending	Approximate Future Compensation Expense
December 31, 2007	$77,000
December 31, 2008	135,000
December 31, 2009	98,000
December 31, 2010	55,000
December 31, 2011	15,000

Total	$380,000

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. The early vesting of restricted stock awards due to factors outlined in the award agreement may accelerate future compensation expenses related to the plan but would not change the total amount of future compensation expense. At June 30, 2007, an additional 161,445 shares of the Company’s common stock may be awarded through the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan.

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

At June 30, 2007, the Company has 152 available for sale and 12 Held to Maturity securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $4 million (par value) in commercial paper consisting of $2 million in General Motors Acceptance Corporation (GMAC) maturing in August 2007 and $2 million in Ford Motor Credit (FMAC) maturing in increments of $1 million each in October 2008 and October 2009.

Management will continue reviewing regulatory filings as well as monitoring the general operating environment of Ford and Ford Motor Credit. This review will include keeping abreast on the upcoming labor negotiations between Ford and its hourly workforce. The Company’s analysis indicates that Ford’s liquidity remains adequate. However, a prolonged work stoppage may seriously reduce Ford’s liquidity. The Company continues to believe that it has the ability and intent to hold these securities until maturity but will continue to closely monitor Ford’s financial and operational status. The carrying amount of securities available for sale and their estimated fair values at June 30, 2007, is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Restricted:
FHLB stock	$3.899	—	—	$3,899

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$83,591	1	(1,652)	81,940
Corporate bonds	4,056	—	(75)	3,981
Municipal bonds	15,619	8	(541)	15,086
Mortgage-backed securities	33,601	—	(1,504)	32,097
CMOs	13,643	15	(258)	13,400

	$150,510	24	(4,030)	$146,504

The carrying amount of securities held to maturity and their estimated fair values at June 30, 2007 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. government and agency securities:
Agency debt securities	$17,329	—	(309)	$17,020
Mortgage-backed securities:	614	7	—	621

	$17,943	7	(309)	$17,641

At June 30, 2007, securities with a book value of approximately $102.0 million and a market value of approximately $99.7 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. Securities with a market value of approximately $19.8 million and a book value of approximately $21.0 million were sold to customers under an overnight repurchase agreement. The Company has also entered into a $6 million repurchase agreement with Merrill Lynch. The agreement has a maturity of September 16, 2016, callable quarter after September 16, 2007, with a fixed rate of interest of 4.34% and is collateralized with bonds with a book value of $6.7 million and a market value of approximately $6.6 million.

Note (5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

	Summary Balance Sheet
	At June 30, 2007	At December 31, 2006
Asset—Investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – Trust preferred securities	$10,000	$10,000
Common stock (100% Owned by Hopfed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

	Summary Income Statement
	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Income—Interest income from subordinated debentures issued by Hopfed Bancorp, Inc.	$233	$212	$458	$409

Net income	$233	$212	$458	$409

	Summary Statement of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning Balances, December 31, 2006	$10,000	$310	$—	$10,310
Retained earnings:
Net Income	—	—	458	458
Dividends
Trust preferred securities	—	—	(444)	(444)
Common paid to Hopfed Bancorp, Inc.	—	—	(14)	(14)

Total Retained Earnings	—	—	—	—

Ending balances, June 30, 2007	$10,000	$310	$—	$10,310

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

An independent third party has completed a valuation analysis of the estimated fair market value of the acquired loan portfolio. This analysis was based on the portfolio balances, yields, and market rates on June 29, 2006. As a result, the Bank will accrete approximately $210,000 in loan yield differential over the estimated average life of the individual portions of the purchased loan portfolios on an accelerated basis. In the three and six month periods ended June 30, 2007, the Company accreted loan yield differential of approximately $17,000 and $34,000, respectively.

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

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Net interest income after provision for loan loss expense	$4,601	$8,730
Net income	$797	$2,080

Basic earnings per share	$0.22	$0.57

Diluted earnings per share	$0.22	$0.57

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of and for the three and six-month periods ended June 30, 2007, and June 30, 2006, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2006 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets declined by $2.3 million, from $770.9 million at December 31, 2006, to $768.6 million at June 30, 2007. Securities available for sale decreased from $183.3 million at December 31, 2006, to $146.5 million at June 30, 2007. Federal funds sold decreased from $3.3 million at December 31, 2006, to $600,000 at June 30, 2007. At June 30, 2007, the Company sold securities with a market value of $25.8 million to customers and others under a repurchase agreement compared to a balance of $21.2 million at December 31, 2006.

At June 30, 2007, investments classified as “held to maturity” were carried at an amortized cost of $17.9 million and had an estimated fair market value of $17.6 million, and securities classified as “available for sale” had an estimated fair market value of $146.5 million. As a member of the Federal Home Loan Bank of Cincinnati (FHLB), the Company is required to purchase stock based on the Company’s usage of FHLB services. At June 30, 2007, the Company owns $3.9 million (at cost) of FHLB stock.

The loan portfolio increased $35.8 million during the six-months ended June 30, 2007. Net loans totaled $530.8 million and $495.0 million at June 30, 2007 and December 31, 2006, respectively. For the six-months ended June 30, 2007, the average tax equivalent yield on loans was 7.82%, compared to 7.06% for the year ended December 31, 2006.

Set forth below is selected data relating to the composition of the loan portfolio by type of loans at the dates indicated. At June 30, 2007, December 31, 2006, and June 30, 2006, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	6/30/2007		12/31/2006		6/30/2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One to four family residential	$217,447	40.7%	$225,914	45.2%	$235,600	49.4%
Multi-family residential	20,696	3.9%	12,018	2.4%	10,271	2.1%
Construction	51,493	9.6%	39,379	7.9%	33,187	7.0%
Non-residential	161,670	30.2%	147,050	29.5%	127,444	26.7%

Total real estate loans	451,306	84.4%	424,361	85.0%	406,502	85.2%

Other loans:
Secured by deposits	4,188	0.8%	3,855	0.8%	3,748	0.8%
Other consumer loans	21,056	3.9%	21,630	4.3%	22,762	4.8%
Commercial loans	58,474	10.9%	49,592	9.9%	44,091	9.2%

Total other loans	83,718	15.6%	75,077	15.0%	70,601	14.8%

Total loans, gross	535,024	100.0%	499,438	100.0%	477,103	100.0%

Deferred loan origination cost, net	483		—		—
Allowance for loan losses	(4,728)		(4,470)		(4,189)

Total net loans	$530,779		$494,968		$472,914

The allowance for loan losses totaled $4.7 million at June 30, 2007, $4.5 million at December 31, 2006, and $4.2 million at June 30, 2006. The ratio of the allowance for loan losses to loans was 0.88%, 0.90%, and 0.88% at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Also at June 30, 2007, non-performing loans were $593,000, or 0.11% of total loans, compared to $863,000, or 0.17% of total loans, at December 31, 2006, and $678,000, or 0.14% of total loans, at June 30, 2006, respectively. Non-performing assets, which include other real estate owned and other assets owned, were $915,000, or 0.12% of total assets at June 30, 2007, compared to $1,205,000, or 0.16% of total assets, at December 31, 2006 and $1,132,000, or 0.15% of total assets, at June 30, 2006.

The Company’s annualized net charge off ratio for the six-month periods ended June 30, 2007, June 30, 2006, and the year ended December 31, 2006, was 0.09%, 0.20%, and 0.16%, respectively. The ratio of allowance for loan losses to non-performing loans at June 30, 2007, December 31, 2006, and June 30, 2006, was 797.3%, 517.96% and 617.9%, respectively. The following table sets forth an analysis of the Company’s allowance for loan losses for the six-month periods ended:

	6/30/2007	6/30/2006
	(Dollars in thousands)
Beginning balance, Allowance for loan loss	$4,470	$4,004

Loans charged off:
Commercial loans	(44)	(89)
Consumer loans and overdrafts	(341)	(224)
Residential loans	(43)	(222)

Total charge offs	(428)	(535)
Recoveries	208	118

Net charge offs	(220)	(417)

Provision for loan loss	478	417
Credit quality devaluation of purchased loans	—	185
Balance at end of period	$4,728	$4,189

Ratio of net charge offs to average outstanding loans during the period	0.09%	0.20%

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions.

Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. The Company had $302,000 in real estate owned and $20,000 of other assets owned at June 30, 2007.

At June 30, 2007, the Company had $6.8 million in loans classified as special mention, $1.2 million classified as substandard and $1,000 classified as doubtful. At June 30, 2006, the Company had $659,000 in loans classified as special mention, $959,000 classified as substandard and $600,000 classified as doubtful. As required by the Company’s regulators, the Company has classified its $4 million corporate debt investments as substandard as a result of the investments no longer being investment grade.

At June 30, 2007, deposits increased $9.5 million from $569.4 million at December 31, 2006 to $578.9 million at June 30, 2007. The average cost of all deposits during the three and six-month periods ended June 30, 2007 and the year ended December 31, 2006 was 3.77%, 3.71%, and 3.28%, respectively.

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

Comparison of Operating Results for the Six-Months Ended June 30, 2007 and 2006

Net Income. Net income for the six months ended June 30, 2007, was $ 2,130,000, compared to net income of $2,050,000 for the six months ended June 30, 2006.

Net Interest Income. The most significant source of earnings is net interest income, which is the difference between interest income on interest earning assets and interest expense paid on interest bearing liabilities. Factors influencing net interest income include both the volume and changes in volume of interest earning assets and interest bearing liabilities, the amount of non-interest earning assets and non-interest bearing liabilities, and the level and changes of market interest rates. At June 30, 2007, and June 30, 2006, the level of average interest bearing assets to interest bearing liabilities was 106.4% and 107.5%, respectively. In general, a financial company with higher ratio of interest bearing assets as compared to interest bearing liabilities is more likely to have a higher level of net interest income.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the six months ended June 30, 2007, and June 30, 2006. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $104 for June 30, 2007, and $119 for June 30, 2006, for a tax equivalent rate. The table adjusts tax-free interest income on loans by $236 for June 30, 2007 and by $38 for June 30, 2006.

	(All dollars are in thousands)
	Average Balance 6/30/2007	Income & Expense 6/30/2007	Average Rates 6/30/2007	Average Balance 6/30/2006	Income & Expense 6/30/2006	Average Rates 6/30/2006
Loans	$510,816	$19,969	7.82%	$415,900	$14,088	6.77%
Investments AFS taxable	147,922	3,435	4.64%	152,303	3,374	4.43%
Investment AFS tax free	14,821	349	4.71%	16,133	393	4.87%
Investment Held to maturity	18,086	396	4.38%	18,712	390	4.17%
Federal funds	9,883	254	5.14%	2,908	73	5.02%

Total interest earning assets	701,528	24,403	6.96%	605,956	18,318	6.05%

Other assets	64,919			47,550

Total Assets	$766,447			$653,506

Interest bearing deposits	$534,786	$10,849	4.06%	$443,750	$7,380	3.33%
Subordinated debentures	10,310	395	7.66%	10,310	348	6.75%
Repurchase agreements	23,458	576	4.91%	4,897	121	4.94%
FHLB borrowings	90,906	2,114	4.65%	104,722	2,211	4.22%

Total interest bearing liabilities	659,460	13,934	4.23%	563,679	10,060	3.57%

Non-interest bearing deposits	49,285			36,498

Other liabilities	5,228			3,665

Stockholders’ equity	52,474			49,664

Total liabilities & Stockholders’ Equity	766,447			653,506

Net Change in Interest Bearing Assets and Liabilities		10,469	2.73%		8,258	2.48%

Net Yield on Interest Earning Assets	2.98%			2.73%

Interest Income. In the last twelve months, Federal Funds rates have been equal to or greater than interest rates on five and ten year treasury bonds. The current interest rate market is difficult for banks, who traditionally rely on borrowing money short term from customers in the form of deposits and making loans at longer terms. The Company’s ability to improve its net interest margin during this period of time is the result of a substantial amount of liquidity provided by the Company’s investment portfolio. Currently, securities with an average yield of approximately 4% are maturing. These funds are being used to make loans with significantly higher yields or to liquidate FHLB borrowings.

In the next six months, management estimates that the investment portfolio will provide approximately $21 million in liquidity. Beginning in 2008, the liquidity provided by the investment portfolio will decline significantly. At that time, management must enhance its other sources of liquidity that may increase the Company’s interest expense and reduce its net interest margin.

Interest Expense. Interest expense has also increased as a result of increases in both the volume of interest bearing liabilities and market rates. In the first six months of 2007, the average balance of interest-bearing deposits increased by $91.0 million over the same period in 2006. The increase in deposit balances accounted for approximately 60% of the increase in interest expense on deposits. During 2007, maturing time deposits have typically renewed at higher rates than were previously being paid, resulting in the remaining 40% increase in interest expense on deposits.

In the last year, the Company acquired four retail offices in middle Tennessee and opened two additional offices in Clarksville, Tennessee, with an additional office set to open in August 2007. A major factor in the Company’s decision to acquire and open additional offices is the desire to enhance our ability to attract and retain a more desirable deposit mix. In the last twelve months, management is pleased with its efforts to retain and grow business relationships in the middle Tennessee market. In the future, the Company’s success in reducing its interest expense will be strongly influenced by the Company’s ability to improve its deposit mix by increasing its market share in existing markets, expanding into new markets, and making acquisitions that provide for an improved deposit mix.

In the last six months, the Company has both decreased its borrowings from the FHLB and restructured additional FHLB borrowings in an attempt to reduce its interest expense on borrowed funds. Despite these effects, the weighted average cost of FHLB borrowings has increased from 4.22% at June 30, 2006, to 4.65% at June 30, 2007. The increase in the average borrowing cost of borrowed funds is the result of the maturity of borrowings initiated in 2003 and 2004 at much lower rates. The future borrowing needs of the Company will be determined by its ability to grow its loan portfolio and its ability to attract and retain desirable deposits.

Non-Interest Income. For the six-month periods ended June 30, 2006 and June 30, 2007, non-interest income increased from $2.3 million to $3.5 million. Increases in both service charge income and merchant card income are the direct result of an increase in the number of transaction accounts from both organic growth and the acquisition of retail offices in middle Tennessee. The Company also has experienced improved operating results from its financial services divisions. The Company, along with most financial institutions, is relying more heavily on non-interest income as a primary source of income. The continued growth of non-interest income is dependent on the growth of transaction deposit accounts as well as the development of new products to improve the Company’s market share in its current markets.

Non-Interest Expenses. For the six months ended June 30, 2007, the Company’s total non-interest expenses increased by approximately $3.1 million as compared to the same period in 2006. This increase is the result of the acquisition of four offices and the addition of four new offices in the last twelve months. For the six month periods ending June 30, 2007 and June 30, 2006, the Company’s compensation expense increased $1.7 million due to increased staffing levels.

The addition of new offices has resulted in an increase in almost every expense category. In the next six months, the Company anticipates opening two new retail offices with limited increases in staffing, as the majority of the employees needed to staff these offices are currently employed by the Company.

The increase in the Company’s operating expenses is the result of its desire to enter new markets. The Company’s newest market is Clarksville, Tennessee. Clarksville has been recognized by several national publications as a top 20 market for growth. The acquisition of four retail offices in Cheatham and Houston counties in middle Tennessee provided the Company a successful entry into the fast growing Nashville, Tennessee Metropolitan Statistical Area. The demographics and growth trends in middle Tennessee are generally more attractive as compared to those found in the Company’s traditional markets. The Company believes that these new markets provide a greater level of growth potential. The Company must strive to be an active participant in those markets within its geographic region that provide the highest opportunities for growth.

Provision for Loan Losses. The Company determined that $478,000 of provision for loan loss expense was necessary for the six month period ending June 30, 2007 as compared to $417,000 for the same period in 2006. The slight increase in the provision for loan loss expense was the result of the significant growth in the loan portfolio.

Income Taxes. The effective tax rate for the six months ended June 30, 2007, was 29.4%, compared to 30.2% for the same period in 2006. The reduction in the Company’s effective tax rate is the result of an increase in the outstanding balances of tax-exempt loans.

Comparison of Operating Results for the Three-Months Ended June 30, 2007 and 2006

Net Income. Net income for the three months ended June 30, 2007, was $ 1,108,000 compared to net income of $849,000 for the three months ended June 30, 2006. Net income for the three-month periods ending June 30, 2006 was influenced by a $300,000 one time expense used to fund acquisition expenses.

Net Interest Income. The Company’s net interest income increased by approximately $1.2 million for the three-month period ended June 30, 2007, as compared to the three-month period ended June 30, 2006. This increase was the result of higher average loan and deposit balances resulting from the Company’s acquisition of four offices and internally generated growth. During the same periods, the yield on loans increased by 1.00%, helping to offset a 0.53% increase in the Company’s cost of interest bearing liabilities. For the three-month period ending June 30, 2007, the Company’s net interest margin and net yield on earning assets improved 0.37% and 0.38%, respectively, as compared to the same period in 2006.

Average Balances, Yields and Interest Expenses. The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the three month periods ended June 30, 2007, and June 30, 2006. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and cost for the periods presented. During the periods indicated, non-accruing loans are included in the loan category.

For the three months ended June 30, 2007 and June 30, 2006, the table adjusts tax-free investment income by $52 and $56, respectively, for a tax equivalent rate. For the three month periods ended June 30, 2007, and June 30, 2006, the table adjusts interest income on loans by $78 and $21 respectively, for a tax equivalent rate.

	(All dollars in thousands)
	Average Balance 6/30/2007	Income & Expense 6/30/2007	Average Rates 6/30/2007	Average Balance 6/30/2006	Income & Expense 6/30/2006	Average Rates 6/30/2006
Loans	$519,888	$10,291	7.92%	$425,387	$7,355	6.92%
Investments AFS taxable	143,587	1,666	4.64%	149,860	1,688	4.51%
Investment AFS tax free	15,019	175	4.66%	15,137	184	4.87%
Investments HTM	18,165	198	4.36%	19,260	194	4.03%
Federal funds	6,382	83	5.20%	3,095	38	4.91%

Total interest earning assets	703,041	12,413	7.06%	612,739	9,459	6.17%

Other assets	65,775			49,241

Total assets	$768,816			$661,980

Interest bearing deposits	$537,422	5,529	4.12%	$443,145	3,854	3.48%
Subordinated debentures	10,310	208	8.07%	10,310	181	7.02%
Repurchase agreements	26,395	328	4.97%	9,740	121	4.97%
FHLB borrowings	86,644	1,013	4.68%	108,974	1,208	4.43%

Total interest bearing liabilities	660,771	7,078	4.28%	572,169	5,364	3.75%

Non interest bearing deposits	50,512			36,622
Other liabilities	4,626			3,553

Stockholders’ equity	52,907			49,636

Total liabilities and stockholders’ equity	$768,816			$661,980

Net change in interest earning assets and interest bearing liabilities		$5,335	2.78%		$4,095	2.42%

Net yield on interest earning assets		3.04%			2.67%

Interest Expense. Interest expense increased approximately $1.7 million, to $7.1 million for the three months ended June 30, 2007, as compared to the same period in 2006. The increase was attributable to a higher cost of funding interest-bearing deposits and borrowings as well as higher balances of interest bearing deposits. The Company’s market for deposits remains competitive and additional increases are likely despite the cash flow provided by the investment portfolio. Interest expense is strongly influenced by both loan demand and the maturity of customer time deposits, discussed further in the liquidity section of this report.

Non-Interest Income. For the three-month period ended June 30, 2007, non-interest income increased by $500,000 as compared to the three-month period ended June 30, 2006. Income from service charges increased by $300,000 and merchant card income increased by $60,000 as compared to the same period last year. Income from the Company’s financial services divisions increased by $120,000 due to the full integration of Heritage Mortgage Services and improved results from Heritage Solutions.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $1.3 million for the three months ended June 30, 2007 compared to the same period in 2006. Compensation expense increased approximately $780,000 due to increases in staffing levels required by the addition of retail offices. During the same period, the addition of retail locations resulted in data processing expenses increasing by approximately $130,000, occupancy expenses increasing by approximately $290,000, and intangible amortization expense increasing by $145,000.

Provision for Loan Losses. The Bank determined that an additional $238,000 and $204,000 of provision for loan losses was required for the three months ended June 30, 2007 and June 30, 2006, respectively.

Income Taxes. The effective tax rate for the three months ended June 30, 2007 was 29.9%, compared to 28.5% for the same period in 2006. The increase in the Company’s tax rate is due to a higher level of net income.

Liquidity and Capital Resources

The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its operations and liquidity needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. The primary regulators of the Bank and the Company are the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2007, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at June 30, 2007.

	At June 30, 2007
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible capital	$57,401	7.52%	$55,897	7.34%
Core capital	$57,401	7.52%	$55,897	7.34%
Risk-based capital	$62,130	12.17%	$60,625	11.25%

At June 30, 2007, the Bank had the following outstanding commitments related to its loan portfolio:

Amount
Commercial letters of credit	$3,714,000

Standby letters of credit	$460,000

Home equity lines of credit	$32,697,000

Commercial lines of credit	$12,249,000

Approved but unfunded loans	$1,128,000

Agency investment securities	$2,000,000

At June 30, 2007, the Bank had non-cancelable purchase obligations incurred in connection with the construction and purchase of new retail locations of approximately $610,000. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. At June 30, 2007, time deposits which are scheduled to mature in one year or less from June 30, 2007 totaled $237.0 million. Management believes that a significant percentage of such deposits will remain with the Bank. The Company’s total time deposit balance is $365.7 million and has a weighted average cost of 4.70%.

At June 30, 2007, the Company has outstanding borrowings of $96.7 million from the Federal Home Loan Bank of Cincinnati with maturities ranging from overnight borrowings to ten years. These borrowings are secured by a blanket security agreement pledging the Company’s 1-4 family first mortgages and non-residential real estate. At June 30, 2007, the Company has approximately $163.3 million in one to four family first mortgages and $75.4 million in non-residential real estate that are eligible to be pledged under this agreement.

The Company also utilizes its borrowing base with the FHLB to issue letters of credit to local municipal organizations for the purpose of providing collateral to municipal funds deposited into Heritage Bank. At June 30, 2007, the FHLB has issued a total of $8.5 million in letters of credit for the benefit of municipal depositors of Heritage Bank, none of which had been advanced. The table below is a complete list of the Company’s borrowings from the FHLB.

(Dollars in Thousands)
Current Balance	Interest Rate	Call Date	Maturity Date
4,000	5.38%	—	Overnight
10,000	5.05%	—	01/31/2008
15,000	5.40%	—	08/01/2008
7,000	4.83%	—	10/31/2008
9,000	4.26%	—	01/28/2010
10,000	3.83%	—	10/27/2009
10,000	5.26%	—	02/14/2011
7,572	3.30%	—	06/01/2013
3,102	3.19%	—	04/01/2014
4,000	5.34%	—	03/17/2016
7,000	4.25%	05/01/2008	05/01/2017
10,000	4.36%	06/27/2008	06/27/2017

96,674	4.61%		3.98 yrs

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

Effect of New Accounting Standards

In November 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment” was issued. The FSP nullifies certain requirements of Issue 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-01 and related examples. The guidance in this FSP was applied to reporting periods beginning after December 15, 2005. The initial adoption of this FSP in 2006 did not have a material impact on the financial condition, the results of operations, or cash flows of the Company.

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

In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, was issued. SFAS No. 156 amends SFAS No. 140, Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured a fair value; (3) if practicable, it permits an entity to chose either the amortization or fair value method following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; (4) and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the servicing assets or servicing liabilities that a servicing Company elects to be subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

SFAS No. 156 was effective for the fiscal year beginning after December 15, 2006. The Company adopted SFAS No. 156 beginning in the first quarter of 2007. The impact of adopting SFAS No. 156 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). Fin 48 requires companies to recognize in their financial statements the impact of a tax position, taken or expected to be taken, if that position is more likely than not of being sustained on audited based on the technical merits of the position. The Company files consolidated federal and multi-state income tax returns. With few exceptions, we are not subject to federal income tax examinations for taxable periods prior to 2003, or state examinations prior to 2002. The provisions of FIN 48 are effective for the Company as of January 1, 2007 and did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under the exchange price that would be received for an asset or paid to transfer a liability in the most economical market on the measurement date. SFAS is effective for the Company’s financial statements issued for the year beginning January 1, 2008. Management continues to evaluate the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option Statement for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an individual basis. Future changes in the fair value of these financial instruments would be recognized on the current period’s statement of income while establishing additional disclosure requirements for these financial statements. The stated objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in the reported earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions. FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made the choice in the first 120 days of that physical year and also elects to apply the provisions of FASB No. 157. The Company has chosen not to utilize the option of early adoption of FASB No. 159. The Company has not determined whether the adoption of this statement will have a material effect on its consolidated financial statements.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company is unable to predict future changes in market rates and their impact on the Company’s profitability. However, the Company models its balance sheet and income statement in an effort to manage its interest rate risk.

The Company’s analysis of interest rate risk assumes parallel shifts in interest rates (rates rising uniformly over the entire spectrum of the interest rate curve). At June 30, 2007, the Company’s analysis of the change in net interest income over the next twelve months resulting from changes in interest rates is as follows:

	Down 2%	Down 1%	Up 1%	Up 2%
Net Interest Income	$14	$662	$—	($666)

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ended December 31, 2007 will differ from simulations due to timing, magnitude, and the frequency of interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2007.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three and six month periods ended June 30, 2007, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2006 in reference to Item 1A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2007 – April 30, 2007	5,000	$16.20	48,500	76,500
May 1, 2007 – May 31, 2007	5,000	$16.20	53,500	71,500
June 1, 2007 – June 30, 2007	—	—	53,500	71,500

Total	10,000	$16.20	53,500	71,500

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of June 30, 2007, a total of 53,500 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 462,409 shares of common stock under all current and prior repurchase programs.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 16, 2007, the Company held its Annual Meeting of Stockholders at which the following matter was considered and voted on:

Proposal I – Election of Directors:

Nominees	For	Withheld
WD Kelley	2,745,390	98,787
Thomas I. Miller	2,786,326	57,851
Walton G. Ezell	2,784,986	59,191

There were no abstentions or broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 13, 2007	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 13, 2007	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer