Form 10-Q
period 2007-09-30
HOPFED BANCORP INC
filed 2007-11-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, the Registrant had issued and outstanding 3,595,033 shares of the Registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$13,784	$14,423
Interest-earning deposits in Federal Home Loan Bank (FHLB)	726	4,190
Federal funds sold	11,595	3,270

Cash and cash equivalents	26,105	21,883
FHLB stock, at cost	3,836	3,639
Securities available for sale	139,525	183,339
Securities held to maturity, market value of $17,831 and $17,690 at September 30, 2007 and December 31, 2006, respectively	17,918	18,018
Loans receivable, net of allowance for loan losses of $4,840 at September 30, 2007, and $4,470 at December 31, 2006	558,077	494,968
Real estate and other assets owned	353	342
Accrued interest receivable	5,410	4,809
Premises and equipment, net	27,110	25,200
Deferred tax assets	1,352	1,712
Intangible assets	2,923	3,628
Goodwill	4,989	4,989
Bank owned life insurance	7,668	7,421
Other assets	1,241	940

Total assets	$796,507	$770,888

LIABILITIES

Liabilities:
Deposits:
Non-interest bearing accounts	$53,033	$51,150
Interest bearing accounts
NOW accounts	91,114	95,958
Savings and money market	64,522	70,296
Other time deposits	373,593	352,029

Total deposits	582,262	569,433
Repurchase agreements	41,721	21,236
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	497	287
Advances from FHLB	102,280	113,621
Dividends payable	440	439
Interest payable	2,166	1,963
Accrued expenses and other liabilities	2,383	1,329

Total liabilities	742,059	718,618

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at September 30, 2007 and December 31, 2006	$—	$—
Common stock par value $0.01 per share; authorized 7,500,000 shares; 4,077,860 issued and 3,600,801 outstanding at September 30, 2007 and 4,070,315 issued and 3,627,906 outstanding on December 31, 2006	41	41
Additional paid in capital	26,033	25,918
Retained earnings, substantially restricted	35,535	33,678
Treasury stock (at cost, 477,059 shares at September 30, 2007 and 442,409 at December 31, 2006)	(5,962)	(5,406)
Accumulated other comprehensive loss, net of taxes	(1,199)	(1,961)

Total stockholders’ equity	54,448	52,270

Total liabilities and stockholders’ equity	$796,507	$770,888

The balance sheet at December 31, 2006 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Interest and dividend income:
Interest on loans	$10,397	$8,712	$30,130	$22,762
Interest on investments, tax exempt	129	127	374	401
Interest and dividends on investments, taxable	1,772	2,106	5,603	5,870
Time deposit interest income	93	30	347	103

Total interest and dividend income	12,391	10,975	36,454	29,136

Interest expense:
Interest on deposits	5,635	4,465	16,484	11,845
Interest on subordinated debentures	192	194	587	542
Interest on repurchase agreements	403	236	979	357
Interest on advances from FHLB	1,145	1,420	3,259	3,631

Total interest expense	7,375	6,315	21,309	16,375

Net interest income	5,016	4,660	15,145	12,761
Provision for loan losses	224	312	702	729

Net interest income after provision for loan losses	4,792	4,348	14,443	12,032

Non-interest income:
Service charges	1,076	1,052	2,968	2,326
Gain on sale of loans	30	47	82	110
Gain on sale of securities	—	—	—	42
Bank owned life insurance	77	70	247	200
Financial services commissions	294	189	879	442
Merchant card income	125	103	361	217
Other, net	275	242	847	674

Total non-interest income	1,877	1,703	5,384	4,011

Non-interest expenses:
Salaries and benefits	2,729	2,346	7,927	5,868
Occupancy expense, net	683	476	1,945	1,135
State tax on deposits	145	116	411	346
Data processing	477	455	1,359	1,112
Intangible amortization	224	240	705	430
Advertising	236	214	741	555
Professional services	337	375	1,113	1,109
Postage and communications expenses	151	122	398	305
Office supplies expenses	87	126	270	263
Other operating expenses	165	151	506	554

Total non-interest expenses	5,234	4,621	15,375	11,677

Income before income taxes	1,435	1,430	4,452	4,366
Income tax expense	410	418	1,297	1,304
Net income	$1,025	$1,012	$3,155	$3,062

Basic net earnings per share	$0.29	$0.28	$0.87	$0.84

Diluted net earnings per share	$0.28	$0.28	$0.87	$0.84

Dividends per share	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding, basic	3,584,053	3,637,288	3,607,870	3,634,362

Weighted average shares outstanding, diluted	3,607,093	3,663,883	3,628,455	3,656,872

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$1,025	$1,012	$3,155	$3,062
Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of tax effect of ($711) and ($1,096) for the three months ended September 30, 2007 and 2006, respectively; and ($417) and ($313) for the nine months ended September 30, 2007 and 2006, respectively.	1,380	2,127	810	608
Reclassification for loss on derivatives, net of tax	(16)	(16)	(48)	(66)
Reclassification adjustment for gains included in net income	—	—	—	(15)

Comprehensive income	$2,389	$3,123	$3,917	$3,589

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2007

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Beginning balance, January 1, 2007	$41	$25,918	$33,678	$(1,961)	$(5,406)	$52,270
Stock based compensation expense	—	115	—	—	—	115
Dividend paid $0.36 per share	—	—	(1,298)	—	—	(1,298)
Treasury stock purchased	—	—	—	—	(556)	(556)
Change in unrealized loss, net of taxes	—	—	—	762	—	762
Year to date net income	—	—	3,155	—	—	3,155

Ending balance, September 30, 2007	$41	$26,033	$35,535	$(1,199)	$(5,962)	$54,448

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:

Net cash provided by operating activities	$5,863	$5,047

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity securities	117	138
Proceeds from the sale, maturity, call or prepayment of available-for-sale securities	67,946	25,471
Purchases of available-for-sale securities	(22,995)	(26,768)
Purchase of FHLB stock	(197)	(229)
Net increase in loans	(64,414)	(58,195)
Net cash received in acquisition	—	22,421
Proceeds from sale of equipment	—	98
Purchases of premises and equipment	(2,810)	(6,499)

Net cash used in investing activities	(22,353)	(43,563)

Cash flows from financing activities:
Net decrease in demand deposits	(8,735)	(55,410)
Net increase in time deposits	21,564	59,665
Advances from FHLB	75,000	165,300
Payments made to FHLB	(86,341)	(143,255)
Increase in repurchase agreements	20,485	23,449
Proceeds from the sale of foreclosed assets	383	641
Increase in advance payments by borrowers for taxes and insurance	210	316
Purchase of treasury stock	(556)	—
Net dividends paid	(1,298)	(1,307)

Net cash provided by financing activities	20,712	49,399

Increase in cash and cash equivalents	4,222	10,883
Cash and cash equivalents, beginning of period	21,883	16,161

Cash and cash equivalents, end of period	$26,105	$27,044

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,467	$1,675

Cash paid for interest	$9,800	$12,601

Loans charged off	$595	$764

Loans foreclosed upon, repossessions or transferred to other assets	$394	$734

Capitalized interest	$27	$94

Unrealized gain on available for sale securities	$1,227	$921

Decrease in deferred tax asset related to unrealized gains on investments	$(417)	$(313)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2007.

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

Beginning January 1, 2007, the Company implemented Statement of Financial Accounting Standards 91 (SFAS 91), Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The implementation is not considered a change in accounting principle under the Statement of Financial Accounting Standards No. 154, because prior transactions were immaterial in their effect. As a result of the implementation of SFAS 91 and strong loan growth, the Company has recorded unamortized loan origination cost less than unamortized loan fees in the amount of ($51,500) and $431,500 for the three and nine-month periods ended September 30, 2007. Due to the short term nature of many of these loans, the Company anticipates a reduction in overall effect by the end of 2007.

In prior years, the total amount of fees collected and cost incurred as a result of loan originations would have been recognized as income and expense during the month that the fees were collected and expenses incurred. The following table outlines the effects of SFAS 91 implementation on after tax earnings per share, basic and diluted:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Income (Loss), net of taxes	$(33,900)	$284,800
Income (Loss) per share
Basic	$(0.01)	$0.08

Diluted	$(0.01)	$0.08

Note (2) EARNINGS PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three and nine-months ended September 30, 2007, and September 30, 2006. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding and unvested restricted stock awards:

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Basic EPS:
Net income	$1,025,000	$1,012,000
Average common shares outstanding	3,584,053	3,637,288

Earnings per share, basic	$0.29	$0.28

Diluted EPS:
Net income	$1,025,000	$1,012,000
Average common shares outstanding	3,584,053	3,637,288
Dilutive effect of stock options	23,040	26,595

Average diluted shares outstanding	3,607,093	3,663,883

Earnings per share, diluted	$0.28	$0.28

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Basic EPS:
Net income	$3,155,000	$3,062,000
Average common shares outstanding	3,607,870	3,634,362

Earnings per share, basic	$0.87	$0.84

Diluted EPS:
Net income	$3,155,000	$3,062,000
Average common shares outstanding	3,607,870	3,634,362
Dilutive effect of stock options	20,585	22,510

Average diluted shares outstanding	3,628,455	3,656,872

Earnings per share, diluted	$0.87	$0.84

Note (3) STOCK COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock Based Compensation (SFAS 123R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The interim financial statement dated March 31, 2006 is the first to reflect the impact of adopting SFAS 123R. For the three and nine-months ended September 30, 2007, the Company incurred additional compensation expense of $5,450 and $16,350 respectively, related to SFAS 123R. For the three and nine month periods ending September 30, 2006, the Company incurred additional compensation expense of approximately $7,400 and $24,000 respectively, related to adopting SFAS 123R. At September 30, 2007, the Company has a total of 5,000 stock options that will vest in May 2008. All other options are fully vested.

The Company will incur additional compensation expense related to stock option vesting of approximately $5,450 in 2007 and $9,083 in 2008. No stock options were issued, forfeited, or exercised in the three and nine-month periods ended September 30, 2007 and September 30, 2006. The value of vested options outstanding at September 30, 2007 was $1,648,630 for options issued under the 1999 Plan and $144,800 for options issued under the 2000 Plan. The fair value of options vested in 2007 is $21,800. Shares issued for option exercises are expected to come from authorized but unissued shares.

At September 30, 2007, the Company has stock options totaling 246,723 that are eligible to be awarded. Additional stock option information at September 30, 2007 includes:

	Outstanding Options	Weighted Average Exercise Price	Weighted Avg Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2007	273,752	$15.21	2.4 years	$360,200
Options exercisable, September 30, 2007	268,752	$15.17	2.5 years	$360,200

The Company’s Compensation Committee granted 7,850 shares of restricted stock during the second quarter of 2007, 12,328 shares of restricted stock during 2006, 9,795 shares of restricted stock in 2005 and 8,887 shares of restricted stock in 2004. A total of 305 shares awarded in 2006 have been forfeited. Restricted stock awards vest over a four-year period but vesting may be accelerated as a result of factors outlined in the award agreement. For the three and nine month periods ended September 30, 2006, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $30,000 and $69,000. For the three and nine-month periods ended September 30, 2007, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of $38,500 and $99,400 respectively. The table below outlines the Company’s future compensation expense related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan for the years indicated:

Year Ending,	Approximate Future Compensation Expense
December 31, 2007	$38,500
December 31, 2008	135,200
December 31, 2009	97,900
December 31, 2010	54,600
December 31, 2011	14,500

Total	$340,700

The Compensation Committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. The early vesting of restricted stock awards due to factors outlined in the award agreement may accelerate future compensation expenses related to the plan but would not change the total amount of future compensation expense. At September 30, 2007, an additional 161,445 shares of the Company’s common stock may be awarded through the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan.

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

At September 30, 2007, the Company has 131 available for sale and 11 Held to Maturity securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $2 million (par value) in Ford Motor Credit bonds (FMAC) maturing in increments of $1 million each in October 2008 and October 2009.

Management will continue reviewing regulatory filings as well as monitoring the general operating environment of Ford and Ford Motor Credit. This review will include keeping abreast on the upcoming labor negotiations between Ford and its hourly workforce. The Company’s analysis indicates that Ford’s liquidity remains adequate. However, a prolonged work stoppage may seriously reduce Ford’s liquidity. The Company continues to believe that it has the ability and intent to hold these securities until maturity but will continue to closely monitor Ford’s financial and operational status. The carrying amount of securities available for sale and their estimated fair values at September 30, 2007, is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Restricted:
FHLB stock	$3.836	—	—	$3,836

Unrestricted:
Agency debt securities	$79,437	171	(568)	79,040
Corporate bonds	2,043	—	(95)	1,948
Municipal bonds	15,606	17	(349)	15,274
Mortgage-backed securities	31,816	24	(1,031)	30,809
CMOs	12,538	38	(122)	12,454

	$141,440	250	(2,165)	$139,525

The carrying amount of securities held to maturity and their estimated fair values at September 30, 2007 was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Agency debt securities	$17,335	—	(93)	$17,242
Mortgage-backed securities:	583	6	—	589

	$17,918	6	(93)	$17,831

At September 30, 2007, securities with a book value of approximately $64.5 million and a market value of approximately $63.9 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, the Bank issued $33.5 million in letters of credit guaranteed by the FHLB of Cincinnati to secure municipal deposits. Securities with a market value of approximately $25.7 million and a book value of approximately $27.5 million were sold to customers under an overnight repurchase agreement. The Company has also entered into a $6 million repurchase agreement with Merrill Lynch and a $10 million repurchase agreement with Deutsche Bank. The agreement with Merrill Lynch has a maturity of September 16, 2016, is currently callable on a quarterly basis, has a fixed rate of interest of 4.34% and is collateralized with bonds with a book value and market value of $6.8 million. The agreement with Deutsche Bank has a maturity of September 5, 2014, is callable on a quarterly basis after March 5, 2009, has a fixed rate of interest of 4.28% and is collateralized with bonds with a book value of $12.5 million and a market value of $12.4 million.

Note (5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

	Summary Balance Sheet
	At September 30, 2007	At December 31, 2006
Asset – Investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—
Stockholder’s equity – trust preferred securities	$10,000	$10,000
Common stock (100% Owned by Hopfed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

	Summary Income Statement
	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006
Income – Interest income from subordinated debentures issued by Hopfed Bancorp, Inc.	$223	$226	$681	$635

Net income	$223	$226	$681	$635

	Summary Statement of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning Balances, December 31, 2006	$10,000	$310	$—	$10,310
Retained earnings:
Net income	—	—	681	681
Dividends
Trust preferred securities	—	—	(661)	(661)
Common paid to Hopfed Bancorp, Inc.	—	—	(20)	(20)

Ending balances, September 30, 2007	$10,000	$310	$—	$10,310

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

In accordance with SFAS 141, “Accounting for Business Combinations” and SFAS 142, “Goodwill and Intangible Assets”, HopFed Bancorp, Inc, recorded at fair value the assets and liabilities of the offices assumed as of June 29, 2006 and previously reported in the Company’s June 30, 2006 SEC Form 10Q.

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

Critical Accounting Policies

The consolidated condensed financial statements as of and for the three and nine-month periods ended September 30, 2007, and September 30, 2006, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2006 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased by $25.6 million, from $770.9 million at December 31, 2006, to $796.5 million at September 30, 2007. Securities available for sale decreased from $183.3 million at December 31, 2006, to $139.5 million at September 30, 2007. Federal funds sold increased from $3.3 million at December 31, 2006, to $11.6 million at September 30, 2007. At September 30, 2007, the Company sold securities with a market value of $41.7 million to customers and others under a repurchase agreement compared to a balance of $21.2 million at December 31, 2006.

At September 30, 2007, investments classified as “held to maturity” were carried at an amortized cost of $17.9 million and had an estimated fair market value of $17.8 million, and securities classified as “available for sale” had an estimated fair market value of $139.5 million. As a member of the Federal Home Loan Bank of Cincinnati (FHLB), the Company is required to purchase stock based on the Company’s usage of FHLB services. At September 30, 2007, the Company owned $3.8 million (at cost) of FHLB stock.

The loan portfolio increased $63.1 million during the nine-months ended September 30, 2007. Net loans totaled $558.1 million and $495.0 million at September 30, 2007 and December 31, 2006, respectively. For the nine-months ended September 30, 2007, the average tax equivalent yield on loans was 7.76%, compared to 7.06% for the year ended December 31, 2006.

Set forth below is selected data relating to the composition of the loan portfolio by type of loans at the dates indicated. At September 30, 2007, December 31, 2006, and September 30, 2006, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	9/30/2007		12/31/2006		9/30/2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One to four family residential	$222,152	39.5%	$225,914	45.2%	$230,707	46.9%
Multi-family residential	23,710	4.2%	12,018	2.4%	12,030	2.4%
Construction	45,394	8.1%	39,379	7.9%	43,692	8.9%
Non-residential	176,845	31.4%	147,050	29.5%	132,454	26.9%

Total real estate loans	468,101	83.2%	424,361	85.0%	418,883	85.1%

Other loans:
Secured by deposits	3,730	0.7%	3,855	0.8%	3,516	0.8%
Other consumer loans	21,507	3.8%	21,630	4.3%	22,609	4.6%
Commercial loans	69,148	12.3%	49,592	9.9%	46,942	9.5%

Total other loans	94,385	16.8%	75,077	15.0%	73,067	14.9%

Total loans, gross	562,486	100.0%	499,438	100.0%	491,950	100.0%

Deferred loan origination cost, net	431		—		—
Allowance for loan losses	(4,840)		(4,470)		(4,349)

Total net loans	$558,077		$494,968		$487,601

The allowance for loan losses totaled $4.8 million at September 30, 2007, $4.5 million at December 31, 2006, and $4.3 million at September 30, 2006. The ratio of the allowance for loan losses to loans was 0.86%, 0.90%, and 0.88% at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Also at September 30, 2007, non-performing loans were $755,000, or 0.13% of total loans, compared to $863,000, or 0.17% of total loans, at December 31, 2006, and $797,000, or 0.16% of total loans, at September 30, 2006, respectively. Non-performing assets, which include other real estate owned and other assets owned, were $1.1 million, or 0.14% of total assets at September 30, 2007, compared to $1.2 million, or 0.16% of total assets, at December 31, 2006 and $1.1 million, or 0.15% of total assets, at September 30, 2006.

The Company’s annualized net charge off ratio for the nine-month periods ended September 30, 2007, September 30, 2006, and the year ended December 31, 2006, was 0.09%, 0.17%, and 0.16%, respectively. The ratio of allowance for loan losses to non-performing loans at September 30, 2007, December 31, 2006, and September 30, 2006, was 641.1%, 518.0% and 545.7%, respectively.

The following table sets forth an analysis of the Company’s allowance for loan losses for the nine-month periods ended:

	9/30/2007	9/30/2006
	(Dollars in thousands)
Beginning balance, Allowance for loan loss	$4,470	$4,004

Loans charged off:
Commercial loans	(44)	(93)
Consumer loans and overdrafts	(477)	(420)
Residential loans	(74)	(251)

Total charge offs	(595)	(764)
Recoveries	263	195

Net charge offs	(332)	(569)

Provision for loan loss	702	729
Credit quality devaluation of purchased loans	—	185

Balance at end of period	$4,840	$4,349

Ratio of net charge offs to average outstanding loans during the period	0.09%	0.17%

Various factors are considered in determining the necessary allowance for loan losses, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions.

Although management believes the allowance for loan losses is adequate, there can be no assurance that additional provisions for loan losses will not be required or that losses on loans will not be incurred. The Company had $335,000 in real estate owned and $18,000 of other assets owned at September 30, 2007.

At September 30, 2007, the Company had $5.7 million in loans classified as special mention, $1.8 million classified as substandard and $127,000 classified as doubtful. At September 30, 2006, the Company had $893,000 in loans classified as special mention, $1.3 million classified as substandard and $547,000 classified as doubtful. Furthermore, the Office of Thrift Supervision requires a substandard classification for all non-investment grade instruments Therefore, the Company’s $2 million par value investment in Ford Motor Credit is classified as substandard.

At September 30, 2007, deposits increased $12.9 million from $569.4 million at December 31, 2006 to $582.3 million at September 30, 2007. The average cost of all deposits during the three and nine-month periods ended September 30, 2007 and the year ended December 31, 2006 was 3.87%, 3.77%, and 3.28%, respectively.

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

Comparison of Operating Results for the Nine-Months Ended September 30, 2007 and 2006

Net Income. Net income for the nine months ended September 30, 2007, was $3,155,000, compared to net income of $3,062,000 for the nine months ended September 30, 2006.

Net Interest Income. The most significant source of earnings is net interest income, which is the difference between interest income on interest earning assets and interest expense paid on interest bearing liabilities. Factors influencing net interest income include both the volume and changes in volume of interest earning assets and interest bearing liabilities, the amount of non-interest earning assets and non-interest bearing liabilities, and the level and changes of market interest rates. At September 30, 2007, and September 30, 2006, the level of average interest bearing assets to interest bearing liabilities was 106.2% and 107.3%, respectively. In general, a financial company with higher ratio of interest bearing assets as compared to interest bearing liabilities is more likely to have a higher level of net interest income.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the nine months ended September 30, 2007, and September 30, 2006. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $156 for September 30, 2007, and $174 for September 30, 2006, for a tax equivalent rate. The table adjusts tax-free interest income on loans by $230 for September 30, 2007 and by $56 for September 30, 2006.

	(All dollars are in thousands)
	Average Balance 9/30/2007	Income & Expense 9/30/2007	Average Rates 9/30/2007	Average Balance 9/30/2006	Income & Expense 9/30/2006	Average Rates 9/30/2006
Loans	$521,333	$30,360	7.76%	$437,388	$22,818	6.96%
Investments AFS taxable	142,356	5,010	4.69%	155,857	5,283	4.52%
Investment AFS tax free	14,931	530	4.73%	15,809	575	4.85%
Investment Held to maturity	18,020	593	4.39%	18,540	587	4.22%
Federal funds	9,076	347	5.10%	2,807	103	4.89%

Total interest earning assets	705,716	36,840	6.96%	630,401	29,366	6.21%

Other assets	65,414			52,930

Total Assets	$771,130			$683,331

Interest bearing deposits	$533,924	$16,484	4.12%	$458,027	$11,845	3.45%
Subordinated debentures	10,310	587	7.59%	10,310	542	7.01%
Repurchase agreements	26,715	979	4.89%	9,629	357	4.94%
FHLB borrowings	93,478	3,259	4.65%	109,672	3,631	4.41%

Total interest bearing liabilities	664,427	21,309	4.28%	587,638	16,375	3.72%

Non-interest bearing deposits	49,769			41,180
Other liabilities	5,022			3,753
Stockholders’ equity	51,912			50,760

Total liabilities And stockholders’ equity	771,130			683,331

Net change in interest bearing assets and liabilities		15,531	2.68%		12,991	2.49%

Net yield on interest earning assets		2.93%			2.75%

Interest Income. In the last twelve months, Federal Funds rates have been equal to or greater than interest rates on five and ten year treasury bonds. In September 2007, the Federal Reserve reduced the Fed Funds rate by 0.50%. The following day, most major financial institutions reduced their Prime Rate by 0.50%. The Company’s results of operations were not materially affected by this rate cut due to its timing. Management’s asset liability management model indicates that the Company’s interest rate risk profile is close to neutral given a 1% reduction in market rates. See Part I, Item 3 for additional information.

In the next three months, management estimates that the investment portfolio will provide approximately $16 million in liquidity. In 2008, the liquidity provided by the investment portfolio will decline to approximately $28 million annually from more than $50 million in 2007. If the Company’s loan portfolio continues to grow, management will have to rely on more expensive sources of liquidity to meet loan demand, further increasing the Company’s interest expense and reducing its net interest margin.

Interest Expense. Interest expense has also increased as a result of increases in both the volume of interest bearing liabilities and market rates. In the first nine months of 2007, the average balance of interest-bearing deposits increased by $75.9 million over the same period in 2006. The increase in deposit balances accounted for approximately 58% of the increase in interest expense on deposits. During 2007, maturing time deposits have typically renewed at higher rates than were previously being paid, resulting in the remaining 42% increase in interest expense on deposits.

In the last nine months, the Company has both decreased its borrowings from the FHLB and restructured additional FHLB borrowings in an attempt to reduce its interest expense on borrowed funds. Despite these effects, the weighted average cost of FHLB borrowings has increased from 4.41% at September 30, 2006, to 4.65% at September 30, 2007. The increase in the average cost of borrowed funds is the result of the maturity of borrowings initiated in 2003 and 2004 at much lower rates. The future borrowing needs of the Company will be determined by its ability to grow its loan portfolio and its ability to attract and retain desirable deposits.

Non-Interest Income. For the nine-month periods ended September 30, 2007 and September 30, 2006, non-interest income increased to $5.4 million from $4.0 million. Increases in both service charge income and merchant card income are the direct result of an increase in the number of transaction accounts from both organic growth and the acquisition of retail offices in middle Tennessee. The Company also has experienced improved operating results from its financial services divisions. The Company, along with most financial institutions, is relying more heavily on non-interest income as a primary source of income. The continued growth of non-interest income is dependent on the growth of transaction deposit accounts as well as the development of new products to improve the Company’s market share in its current markets.

Non-Interest Expenses. For the nine months ended September 30, 2007, the Company’s total non-interest expenses increased by approximately $3.7 million as compared to the same period in 2006. This increase is the result of the acquisition of four offices and the addition of four new offices in the last twelve months. For the nine month periods ending September 30, 2007 and September 30, 2006, the Company’s compensation expense increased $2.1 million due to increased staffing levels. The increase in the Company’s operating expenses is the result of its desire to enter new markets. The Company’s newest market is Clarksville, Tennessee. Clarksville has been recognized by several national publications as a top 20 market for growth. The Company recently opened its third retail banking office in Clarksville and currently has one retail banking office under construction in Murray, Kentucky. The Company believes that these new markets provide a greater level of growth potential. The Company must strive to be an active participant in those markets within its geographic region that provide the highest opportunities for growth.

Provision for Loan Losses. The Company determined that $702,000 of provision for loan loss expense was necessary for the nine month period ending September 30, 2007 as compared to $729,000 for the same period in 2006.

Income Taxes. The effective tax rate for the nine months ended September 30, 2007, was 29.1%, compared to 29.9% for the same period in 2006. The reduction in the Company’s effective tax rate is the result of an increase in the outstanding balances of tax-exempt loans.

Comparison of Operating Results for the Three-Months Ended September 30, 2007 and 2006

Net Income. Net income for the three month period ended September 30, 2007 was $1,025,000 compared to net income of $1,012,000 for the three month period ended September 30, 2006.

Net Interest Income. The Company’s net interest income increased by approximately $356,000 for the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006. This increase was the result of higher average loan and deposit balances resulting from the Company’s opening of additional offices in higher growth markets. During the same period, the yield on interest earning assets increased by 0.51%, helping to offset a 0.39% increase in the Company’s cost of interest bearing liabilities. For the three-month period ended September 30, 2007, the Company’s net interest margin and net yield on earning assets improved 0.12% and 0.10%, respectively, as compared to the same period in 2006.

Average Balances, Yields and Interest Expenses. The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the three month periods ended September 30, 2007, and September 30, 2006. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and cost for the periods presented. During the periods indicated, non-accruing loans are included in the loan category.

For the three month periods ended September 30, 2007 and September 30, 2006, the table adjusts tax-free investment income by $54 for a tax equivalent rate. For the three month periods ended September 30, 2007 and September 30, 2006, the table adjusts interest income on loans by $80 and $18, respectively, for a tax equivalent rate.

	(All dollars in thousands)
	Average Balance 9/30/2007	Income & Expense 9/30/2007	Average Rates 9/30/2007	Average Balance 9/30/2006	Income & Expense 9/30/2006	Average Rates 9/30/2006
Loans	$542,025	$10,477	7.73%	$479,663	$8,730	7.28%
Investments AFS taxable	131,406	1,575	4.79%	163,450	1,909	4.67%
Investment AFS tax free	15,147	183	4.83%	15,171	181	4.77%
Investments HTM	17,891	197	4.40%	18,082	197	4.36%
Federal funds	7,167	93	5.19%	2,542	30	4.72%

Total interest earning assets	713,636	12,525	7.02%	678,908	11,047	6.51%

Other assets	66,996			60,369

Total assets	$780,632			$739,277

Interest bearing deposits	$531,065	5,635	4.24%	$484,492	4,465	3.69%
Subordinated debentures	10,310	192	7.45%	10,310	194	7.53%
Repurchase agreements	33,122	402	4.85%	18,938	236	4.98%
FHLB borrowings	98,539	1,145	4.65%	119,412	1,420	4.76%

Total interest bearing liabilities	673,036	7,374	4.38%	633,152	6,315	3.99%

Non interest bearing deposits	50,690			50,342
Other liabilities	4,994			4,300
Stockholders’ equity	51,912			51,483

Total liabilities and stockholders’ equity	$780,632			$739,277

Net change in interest earning assets and interest bearing liabilities		$5,151	2.64%		$4,732	2.52%

Net yield on interest earning assets		2.89%			2.79%

Interest Expense. Interest expense increased approximately $1.1 million, to $7.4 million for the three months ended September 30, 2007, as compared to the same period in 2006. The increase was attributable to a higher cost of funding interest-bearing deposits and borrowings as well as higher balances of interest bearing deposits. The Company’s market for deposits remains competitive and additional increases are likely despite the cash flow provided by the investment portfolio. Interest expense is strongly influenced by both loan demand and the maturity of customer time deposits, discussed further in the liquidity section of this report.

Non-Interest Income. For the three-month period ended September 30, 2007, non-interest income increased by $170,000 as compared to the three-month period ended September 30, 2006. Income from service charges and merchant charge income increased slightly as compared to the same period last year. Income from the Company’s financial services divisions increased by $105,000 due to the full integration of Heritage Mortgage Services and improved results from Heritage Solutions.

Non-Interest Expenses. There was an increase in total non-interest expenses of approximately $610,000 for the three months ended September 30, 2007 compared to the same period in 2006. Compensation expense increased approximately $380,000 due to increases in staffing levels required by the addition of four retail offices. During the same period, the addition of retail locations resulted in occupancy expenses increasing by approximately $210,000.

Provision for Loan Losses. The Bank determined that an additional $224,000 and $312,000 of provision for loan losses was required for the three months ended September 30, 2007 and September 30, 2006, respectively.

Income Taxes. The effective tax rate for the three months ended September 30, 2007 was 28.6%, compared to 29.2% for the same period in 2006. The decrease in the Company’s tax rate is due to a higher level of municipal loans.

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30, 2007, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Bank’s capital compliance at September 30, 2007.

	At September 30, 2007
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible capital	$58,045	7.35%	$54,320	6.90%
Core capital	$58,045	7.35%	$54,320	6.90%
Risk-based capital	$62,885	11.17%	$59,160	10.53%

At September 30, 2007, the Bank had the following outstanding commitments related to its loan portfolio:

Amount
Commercial letters of credit	$3,806,000
Standby letters of credit	$720,000
Home equity lines of credit	$32,835,000
Commercial lines of credit	$9,284,000
Approved but unfunded loans	$3,526,000

At September 30, 2007, the Bank had non-cancelable purchase obligations incurred in connection with the construction and purchase of new retail locations of approximately $69,000. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. At September 30, 2007, time deposits which are scheduled to mature in one year or less from September 30, 2007 totaled $239.9 million. Management believes that a significant percentage of such deposits will remain with the Bank. The Company’s total time deposit balance is $373.6 million and has a weighted average cost of 4.70%.

At September 30, 2007, the Company has outstanding borrowings of $102.3 million from the Federal Home Loan Bank of Cincinnati with maturities ranging from four months to ten years. These borrowings are secured by a blanket security agreement pledging the Company’s 1-4 family first mortgages and non-residential real estate. At September 30, 2007, the Company has approximately $163.2 million in one to four family first mortgages and $115.4 million in non-residential real estate that are eligible to be pledged under this agreement.

The Company also utilizes its borrowing base with the FHLB to issue letters of credit to local municipal organizations for the purpose of providing collateral to municipal funds deposited into Heritage Bank. At September 30, 2007, the FHLB has issued a total of $33.5 million in letters of credit for the benefit of municipal depositors of Heritage Bank, none of which had been advanced. The table below is a complete list of the Company’s borrowings from the FHLB.

(Dollars in Thousands).

Current Balance	Interest Rate	Call Date	Maturity Date

$10,000	5.05%	—	01/31/2008
15,000	5.40%	—	08/01/2008
7,000	4.83%	—	10/31/2008
9,000	4.26%	—	01/28/2010
10,000	3.83%	—	10/27/2009
10,000	5.26%	—	02/14/2011
7,281	3.30%	—	06/01/2013
2,999	3.19%	—	04/14/2014
4,000	5.34%	—	03/17/2016
7,000	4.25%	05/01/2008	05/01/2017
10,000	4.36%	06/28/2008	06/28/2017
10,000	4.26%	08/17/2009	08/17/2017

$102,280	4.55%		4.47 yrs

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

Effect of New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from the host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in 2007. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

The Company’s analysis of interest rate risk assumes parallel shifts in interest rates (rates rising uniformly over the entire spectrum of the interest rate curve). At September 30, 2007, the Company’s analysis of the change in net interest income over the next twelve months resulting from changes in interest rates is as follows (dollars in thousands):

	Down 2%	Down 1%	Up 1%	Up 2%
Net Interest Income	$(988)	$(185)	$6	$(375)

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

In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the Exchange Act), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2007.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three and nine month periods ended September 30, 2007, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on

Form 10-K for the fiscal year ended December 31, 2006 in reference to Item 1A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2007 – July 31, 2007	5,000	$16.15	58,500	66,500
August 1, 2007 – August 31, 2007	9,650	$15.57	68,150	56,850
September 1, 2007 – September 30, 2007	—	$—	68,150	56,850

Total	14,650	$15.77	68,150	56,850

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. The current repurchase plan will expire September 30, 2008. As of September 30, 2007, a total of 68,150 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 477,059 shares of common stock under all current and prior repurchase programs.

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

HOPFED BANCORP, INC.

Date: November 9, 2007	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 9, 2007	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer