Form 10-K/A
period 2006-12-31
HOPFED BANCORP INC
filed 2007-11-26
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Lafayette Road, Hopkinsville, KY	42240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (334) 875-1000.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

HopFed Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K, originally filed on March 30, 2007, to include additional disclosure requested by the SEC.

In addition, we are filing the following exhibits herewith:

Exhibit No. 31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a) or 15d – 14(a) dated November 23, 2007.

Exhibit No. 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a) or 15d – 14(a) dated November 23, 2007.

Exhibit No 32.1.	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 dated November 23, 2007.

Exhibit No 32.2.	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 dated November 23, 2007.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure.

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act.

2

To assist management in the evaluation of the design and operation of the Company’s disclosure controls and procedures, an independent accounting firm was engaged during the year ended December 31, 2006. This firm conducted specific agreed upon procedures to assist in the internal audit function while providing observations and recommendations based on the results of these procedures. As a result of these procedures, management has instituted procedural changes in the reconcilement of a subsidiary’s checking account, revised inspection reports for certain residential construction loans and the processing of closed loans. In addition, management separately determined that an improvement in its segregation of duties within its payroll function was necessary.

The Company has implemented operational and procedural changes in these areas that are believed to have improved the Company’s internal controls over financial reporting. None of these changes during the fiscal quarter ended December 31, 2006, materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to use outside sources to assist in the review, analysis, and implementation of its internal control process.

Based upon management’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No. 31.1.	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d – 14(a).

Exhibit No. 31.2.	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d – 14(a).

Exhibit No. 32.1.	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit No. 32.2.	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

HOPFED BANCORP, INC.
(Registrant)

Date: November 26, 2007	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer