Form 10-K
period 2007-12-31
HOPFED BANCORP INC
filed 2008-03-28
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Lafayette Road, Hopkinsville, KY	42240
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($16.08 per share) at which the stock was sold on June 29, 2007, was approximately $58,497,191. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 24, 2008, 3,574,233 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2007.

Part III:

Portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders.

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

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a unitary savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. The Company’s assets primarily consist of the outstanding capital stock of the Bank. The Company’s principal business is overseeing the business of the Bank. The Company has registered with the Office of Thrift Supervision (“OTS”) as a unitary thrift holding company. See “Regulation – Regulation of the Company.”

As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions, although the Company currently does not have any plans, agreements, arrangements or understandings with respect to any such acquisitions or mergers. The Company is classified as a unitary holding company and is subject to regulation by the OTS. The Company’s executive offices are located at 4155 Lafayette Road, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171. The Company’s mailing address is P.O. Box 537, Hopkinsville, Kentucky 42241-0537.

Heritage Bank

The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton, Kentucky. The Bank has seven offices in the middle Tennessee communities of Clarksville, Erin, Pleasant View, Ashland City and Kingston Springs. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky, Obion & Weakley counties located in northwestern Tennessee and Cheatham, Houston and Montgomery counties located in middle Tennessee.

The business of the Bank primarily consists of attracting deposits from the general public and investing such deposits in loans secured by single family residential real estate and investment securities, including U.S. Government and agency securities, municipal and corporate bonds, collateralized mortgages obligations (CMO’s), and mortgage-backed securities. The Bank also originates single-family residential/construction loans and multi-family and commercial real estate loans, as well as loans secured by deposits, other consumer loans and commercial loans. The Bank’s lending emphasis has changed from residential real estate to commercial and commercial real estate loans as illustrated by the table on page four of this report.

Growth Opportunities

In 2007, the Company experienced significant loan growth in Clarksville, Tennessee, one of the south’s fastest growing metropolitan areas. In 2007, the Company’s loan portfolio in Clarksville exceeded $52.7 million while deposits increased by more than $17 million. Loan growth in Clarksville centered on commercial real estate, residential construction and residential real estate development. Beginning in the fall of 2007, increases in interest rates and limitations on credit availability resulted in a slowdown in residential real estate sales. Residential real estate inventory levels of both new and used homes for sale have increased as compared to the same period last year. There appears to be no significant change in the supply and demand in the commercial real estate market.

In the rural markets of western Kentucky, higher prices for wheat, corn and soybeans helped offset the effects of a moderate drought. In 2007, most rural communities in the region have seen a modest appreciation of commercial real estate values and a minor reduction in the value of residential real estate. The price for productive farm land has increased more than other forms of real estate. In general, the region’s corn and wheat farmers have increased production, providing economic growth for the region. The majority of loan growth in western Kentucky was in agri-business and commercial real estate.

In 2008, the Company anticipates slower, but positive, loan growth. In the last five years, the Company’s operating area has not seen the explosive growth in real estate values experienced in other parts of the country. Likewise, home values have not experienced the significant declines recently found in other parts of the country. However, neither the Company nor the communities in which it does business are entirely immune to real estate and credit issues affecting the country. In 2007, the inventory of single family homes for sale has grown and the average marketing time for new homes has increased. The current market for both commercial real estate and agricultural land remains strong with no apparent increase in marketing time required to sell both new and previously owned properties.

The Company continues to focus significant resources on enhancing its ability to gather lower cost deposits. In an effort to increase its market share of non-interest bearing and transaction accounts, the Company has signed marketing agreements to place cash machines in retail service stations. These agreements provide for Heritage Bank signage inside and outside of each retail location as well as the cost free use of the cash machines for Heritage Bank customers. The monthly cost of this agreement is far less than the required capital expenditures and expenses for developing stand alone locations. On February 15, 2008, the Company’s customer base has access to sixty-four Heritage Bank cash machines compared to six machines five years ago. We believe that the combination of improved customer convenience and name recognition will enhance our ability to grow demand deposit accounts.

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2004, June 30, 2005, June 30, 2006 and June 30, 2007 according to information provided by the FDIC market Share Report:

	At June 30
	2004		2005		2006		2007
Calloway	11.8%		12.1%		11.8%		12.6%
Christian	17.8%		20.7%		19.6%		19.8%
Fulton	55.0%		53.4%		54.2%		54.8%
Marshall	8.9%		9.4%		11.3%		12.6%
Cheatham	21.4	%(a)	21.9	%(a)	16.0	%(a)	14.0%
Montgomery (b)	—		—		—		0.5%

(a)	Represents the market share reported by AmSouth Bank in Cheatham County, Tennessee. These deposits were purchased by Heritage Bank in June 2006.
(b)	The Company opened its first retail banking office in December 2006.

The majority of the Bank’s markets continue to provide growth opportunities for both loans and deposits, as customers become dissatisfied with national and regional banks that have entered the market via acquisitions as well as economic growth in the Bank’s higher growth markets. The Bank’s new internet banking web site with free bill pay, www.bankwithheritage.com, has been a huge success with approximately 8,300 customers participating.

While there is ample opportunity for the Company to grow in its current markets, the Company has continued to seek opportunities to expand into new markets by either branch acquisitions or the acquisition of community banks. These opportunities may present themselves as larger banks may decide to exit markets in Western Kentucky, Middle and West Tennessee. Management will continue to evaluate these opportunities when they become available and pursue those opportunities that fit into the business plan of the Company.

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

Stock Repurchases

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The Company replaced the March 2001 repurchase plan with a plan to repurchase an additional 125,000 shares of stock beginning on October 1, 2006 and ending September 31, 2008. The purchases are being made from time to time on the NASDAQ Global Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 17, 2008, 504,859 shares of common stock had been repurchased and may purchase an additional 29,050 shares under the current repurchase program. The Company purchased a total of 44,650 shares in 2007. See Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers of Purchases of Equity Securities) for additional information.

Lending Activities

General. The total gross loan portfolio totaled $580.9 million at December 31, 2007, representing 71.9% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2007, $222.9 million, or 38.4% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $ 183.2 million, or 31.5% of the loan portfolio at December 31, 2007, and multi-family residential loans, which were $ 24.5 million, or 4.2% of the loan portfolio at December 31, 2007. At December 31, 2007, construction loans were $ 50.2 million, or 8.7% of the loan portfolio, and total consumer and commercial loans totaled $ 100.0 million, or 17.2% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2007, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family Residential	$222,888	38.4%	$225,914	45.2%	$211,564	52.7%	$207,252	57.6%	$191,015	56.6%
Multi-family residential	24,538	4.2%	12,018	2.4%	6,613	1.7%	6,520	1.8%	6,254	1.9%
Construction	50,230	8.7%	39,379	7.9%	16,592	4.1%	2,698	0.7%	3,544	1.1%
Non-residential (1)	183,168	31.5%	147,050	29.4%	102,676	25.6%	40,231	11.2%	39,615	11.7%

Total real estate loans	480,824	82.8%	424,361	84.9%	337,445	84.1%	256,701	71.3%	240,428	71.3%

Other loans:
Secured by deposits	4,419	0.7%	3,855	0.8%	3,282	0.8%	3,121	0.9%	3,062	0.9%
Other consumer loans	21,331	3.7%	21,630	4.3%	23,642	5.9%	33,287	9.2%	43,147	12.8%
Commercial loans	74,276	12.8%	49,592	10.0%	36,945	9.2%	66,989	18.6%	50,679	15.0%

Total other loans	100,026	17.2%	75,077	15.1%	63,869	15.9%	103,397	28.7%	96,888	28.7%

	580,850	100.0%	499,438	100.0%	401,314	100.0%	360,098	100.0%	337,316	100.0%

Deferred loan cost, net	244		—		—		—		—
Allowance for loan Losses	(4,842)		(4,470)		(4,004)		(3,273)		(2,576)

Total	$576,252		$494,968		$397,310		$356,825		$334,740

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due during the year ending December 31,			Due after 3 through 5 years after December 31,	Due after 5 through 10 years after December 31,	Due after 10 through 15 years after December 31,	Due after 15 years after December 31,
	2008	2009	2010	2008	2008	2008	2008	Total
	(In thousands)
One-to-four family residential	$4,896	$3,352	$2,009	$5,189	$36,167	$54,776	$116,499	$222,888
Multi-family residential	698	1,855	3,122	274	605	6,417	11,567	24,538
Construction	28,103	4,010	798	13	590	934	15,782	50,230
Non-residential	19,674	16,027	11,992	9,092	29,996	30,705	65,682	183,168
Other	29,993	13,187	14,276	16,820	9,012	2,630	14,108	100,026

Total	$83,364	$38,431	$32,197	$31,388	$76,370	$95,462	$223,638	$580,850

The following table sets forth at December 31, 2007, the dollar amount of all loans due after December 31, 2008 which had predetermined interest rates and has floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(In thousands)
One-to-four family residential	$39,082	$178,910
Multi-family residential	2,751	21,089
Construction	1,800	20,327
Non-residential	48,949	114,545
Other	43,685	26,348

Total	$136,267	$361,219

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

The following table sets forth certain information with respect to loan origination activity for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Loan originations:
One-to-four family residential	$74,638	$44,560	$54,923
Multi-family residential	14,155	5,440	1,270
Construction	67,752	29,095	15,485
Non-residential	88,200	63,968	48,822
Other	70,220	52,169	49,827

Total loans originated	314,965	$195,232	170,327

Loans obtained through acquisition:
One-to-four family residential	—	28,697	—
Multi-family residential	—	—	—
Construction	—	—	—
Non-residential	—	—	—
Other	—	5,422	—

Total loans purchased	—	34,119	—

Loan reductions:
Transfer to other real estate owned	476	813	388
(Increase) decrease in loan origination fees, net of income	(244)	—	—
Change in allowance for loan losses	372	466	731
Loans sold	5,449	9,290	11,869
Loan principal payments	227,628	121,124	116,854

Net increase in loan portfolio	$81,284	$97,658	$40,485

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

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky or Tennessee counsel who provides that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums.

The majority of real estate loan applications are underwritten and closed in accordance with the Bank’s own lending guidelines, which generally do not conform to secondary market guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors.

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2007, the Bank’s 1-4 family loan servicing portfolio was approximately $38.8 million dollars.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 100% with private mortgage insurance coverage of 30%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2007, the Bank held approximately $8.6 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2007, approximately $87,000 was past due more than 30 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to $9.1 million at December 31, 2007. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2007, the Bank had the following loan relationships with balances exceeding $7 million, all of which were current and performing in accordance with their terms at December 31, 2007:

Type of Business	Collateral	Aggregate Balance
Agri-business	Comm. Real Estate (CRE), Receivables, Inventory,	$7.3 million

Municipal Industrial Board	CRE, Improved land, Private Corporate guarantee	$7.5 million

Retail and Single family home developer (SFH)	CRE, Single Family Homes (SFH) Improved & Unimproved R/E	$8.5 million

Builder of SFH	SFH and improved residential property	$8.6 million

Builder of SFH	SFH and improved residential property	$7.9 million

Retail Food	CRE, inventory, receivables	$7.1 million

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2007, one-to-four family residential mortgage loans totaled approximately $222.9 million, or 38.4% of the Bank’s loan portfolio. The Bank originated approximately $1.8 million in loans that were sold or may be sold in the secondary market with servicing retained and $3.6 million in loans were sold in the secondary market with servicing released. At December 31, 2007, the Bank had approximately $518,000 in one-to-four family residential real estate loans past due more than ninety days.

The Bank originates residential mortgage loans with adjustable rates. As of December 31, 2007, 82.5% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one-to-four family loan portfolio consist of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2007, approximately $190.7 million of the Bank’s residential mortgage portfolio consisted of closed end first and second mortgage loans. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

At December 31, 2007, the Bank has $32.2 million in home equity lines of credit outstanding and $33.8 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of between 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

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

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2007, 6.7% of the Bank’s loan portfolio consisted of fixed-rate one-to-four family loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

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

Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to-four family residential housing, multi-family housing and non-residential real estate located within the Bank’s market area, with such loans converting to permanent financing upon completion of construction. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 100% with private mortgage insurance coverage of 30% for homes that will be owner-occupied and 80% for homes being built on a speculative basis.

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

At December 31, 2007, the Bank’s loan portfolio included $50.2 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2007, approximately $28.6 million of construction loans were for one-to-four family dwellings, $11.2 million were for multi-family dwellings and $10.4 million were for non-residential real estate. At December 31, 2007, there were no construction loans past due more than ninety days.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2007, the Bank had $24.5 million of multi-family residential loans, which amounted to 4.2% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In each case, such property is located in the Bank’s market area. At December 31, 2007, the Bank had approximately $183.2 million of such loans, which comprised 31.5% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

Multi-family residential and non-residential real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for the office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made. At December 31, 2007, there were no multi-family loans and no non-residential mortgage loans delinquent by 90 days or more.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2007, loans on deposit accounts totaled $ 4.4 million, or 0.7% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2007, other consumer loans totaled $21.3 million, or 3.7% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2007, there was $50,000 in consumer loans delinquent 90 days or more.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2007, the Bank’s commercial loans amounted to $ 74.3 million, or 12.8% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2007, there was $25,000 in commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

The Bank’s non-performing loans totaled 0.10% of total loans at December 31, 2007. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.12% at December 31, 2007.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value; however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. At December 31, 2007, the Bank’s other assets owned totaled $347,000. This amount represents management’s best estimate on the fair value of these assets.

The following table sets forth information with respect to the Bank’s non-performing loans at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$42	$93	$—	$—	$—
Consumer	4	8	—	20	—

Total	46	101	—	20	—

Non-Accrual Loans:
Residential real estate	476	599	614	272	836
Non residential real estate	—	—	244	131	—
Consumer	46	61	123	222	276
Commercial	25	102	15	8	32

Total non-performing Loans	$593	$863	$996	$653	$1,144

Percentage of total loans	0.10%	0.17%	0.25%	0.18%	0.34%

At December 31, 2007, the Bank had $593,000 in loans outstanding which were classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 91 days past due or restructured. At December 31, 2007, the Bank had $347,000 in other assets owned. Also, the Bank had impaired loans, as defined by SFAS 114 and 118, totaling approximately $2.1 million at December 31, 2007.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2007, the Bank had $2.1 million in assets classified as substandard and $87,000 in assets classified as doubtful. At December 31, 2007, the Bank has $1.9 million in commercial debt classified as substandard due to its current status as non-investment grade.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$4,470	4,004	3,273	2,576	1,455

Loans charged off:
Commercial loans	(110)	(117)	(20)	(78)	(178)
Consumer loans and overdrafts	(625)	(628)	(517)	(505)	(401)
Residential real estate	(186)	(258)	(112)	(66)	(77)

Total charge-offs	(921)	(1,003)	(649)	(649)	(656)

Recoveries	317	261	130	146	27

Net loans charged off	(604)	(742)	(519)	(503)	(629)

Credit devaluation of purchased loans	—	185 (a)	—	—	—
Provision for loan losses	976	1,023	1,250	1,200	1,750

Balance at end of period	$4,842	4,470	4,004	3,273	2,576

Ratio of net charge-offs to average loans outstanding during the period	0.11%	0.16%	0.14%	0.14%	0.20%

(a)	A credit quality review conducted by management of loans purchased in June 2006 resulted in a estimate that approximately $185,000 of future credit losses would be incurred from this portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	1,910	38.4%	339	45.2%	397	52.7%	$525	57.6%
Construction	292	8.7%	295	7.9%	137	4.1%	52	0.7%
Multi-family residential	307	4.2%	22	2.4%	133	1.7%	160	1.8%
Non-residential	265	31.5%	1,044	29.4%	773	25.6%	655	11.2%
Secured by deposits	—	0.7%	—	0.8%	—	0.8%	—	0.9%
Other loans	2,068	16.5%	2,770	14.3%	2,564	15.1%	1,881	27.8%

Total allowance for loan losses	$4,842	100.0%	$4,470	100.0%	$4,004	100.0%	$3,273	100.0%

	At December 31, 2003
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$303	56.6%
Construction	49	1.1%
Multi-family residential	127	1.9%
Non-residential	616	11.7%
Secured by deposits	—	0.9%
Other consumer loans	1,481	27.8%

Total allowance for loan losses	$2,576	100.0%

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

At December 31, 2007, securities, including FHLB stock, with an amortized cost of $ 146.6 million and an approximate market value of $ 146.1 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

At December 31, 2007, securities with an amortized cost of $14.1 million and an approximate market value of $14.1 million were classified as held to maturity. Securities designated as held to maturity are those assets which the Company or the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Company’s or the Bank’s intent and a sale would only be affected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event securities are sold from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Company or the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders’ equity.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $39.1 million mortgage-backed security portfolio and $12.8 million CMO portfolio at December 31, 2007, approximately $3.5 million were originated through GNMA, approximately $28.3 million were originated through FNMA, approximately $18.9 million were originated through FHLMC, and approximately $1.2 million are Whole Loan CMO’s. Typically, the collateral in Whole Loan CMO’s include jumbo mortgages that exceeded the limits provided by federal agencies and do not have a federal government or agency guarantee. The issuers of Whole Loan CMO’s receive an AAA rating by credit rating agencies by providing an overabundance of collateral to secure these investments. In capital computations, Whole Loan CMO’s are risk rated 20%, the same of FNMA and FHLMC. At December 31, 2007, the Company does not hold any whole loan CMO’s secured by sub-prime or Alt A mortgages.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
FHLB stock, restricted	$3,836	$3,639	$3,211

U. S. government and agency Securities	71,991	114,225	99,025
Mortgage-backed securities	51,255	49,500	51,302
Municipal bonds	17,156	14,629	17,978
Corporate bonds	1,908	4,985	4,585
Other	—	—	—
Securities held to maturity:
U.S. government and agency securities	13,541	17,318	17,292
Mortgage-backed securities	554	700	891

Total investment securities	$160,241	$204,996	$194,284

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2007. At such date, all of the agency securities, with the exception of $2 million, were callable and/or due on or before December 31, 2008. At December 31, 2007, $11.5 of the callable agency securities are structure notes, where the interest rate paid on the bond increases significantly on a given date, making it more likely that the bond will be called at that date. At December 31, 2007, $9.2 million of municipal securities were callable and/or due between January 2008 and December 2017. The average yield for municipal securities are quoted as taxable equivalent. All corporate bonds were non callable.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
U.S. government and agency securities	$12,870	4.23%	$33,535	4.44%	$23,713	4.82%	$15,414	5.65%	$85,532	$85,539	4.74%

Corporate bonds	$970	4.90%	$938	5.50%	—	—	—	—	$1,908	$1,908	5.20%

Municipal bonds	$419	4.00%	$5,799	4.23%	$6,524	4.75%	$4,414	5.55%	$17,156	$17,156	4.77%

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

The Company has, on a limited basis, utilized brokered deposits to augment its funding requirements for longer term deposit funding. At December 31, 2007, the Bank had $19.8 million in brokered deposits as compared to $24.9 million in brokered deposits at December 31, 2006. All brokered deposits are FDIC insured.

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

Savings deposits in the Bank at December 31, 2007 were represented by the various types of savings programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
—%	None	Non-interest bearing	$100	$52,226	8.7%
0.5%	None	NOW accounts	1,500	101,706	17.0%
1.0%	None	Savings & money market	10	63,560	10.6%

				217,492	36.3%

		Certificates of Deposit
3.7%	3 months or less	Fixed-term, fixed rate	1,000	51,608	8.6%
3.9%	3 to 12 months	Fixed-term, fixed-rate	1,000	196,931	32.9%
4.0%	12 to 24-months	Fixed-term, fixed-rate	1,000	97,563	16.3%
4.1%	24 to 36-months	Fixed-term, fixed-rate	1,000	19,942	3.3%
4.3%	36 to 48-months	Fixed-term, fixed-rate	1,000	8,640	1.5%
4.4%	48 to 60-months	Fixed-term, fixed rate	1,000	6,577	1.1%

				381,261	63.7%

				$598,753	100.0%

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2007		2006		2005
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$169,915	$366,704	$173,019	$298,747	$174,919	$250,011
Average Rate	2.72%	4.82%	2.62%	4.18%	2.01%	3.36%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2007	% of Deposits	Increase (Decrease) from December 31, 2006	Balance at December 31, 2006	% of Deposits	Increase (Decrease) from December 31, 2005
	(Dollars in thousands)
Non-interest bearing	$52,226	8.7%	$1,076	$51,150	9.0%	$14,232
Demand and NOW Accounts	101,706	17.0%	5,748	95,958	16.9%	(991)
Savings & MMDA	63,560	10.6%	(6,736)	70,296	12.3%	(27,181)
Other time deposits	381,261	63.7%	29,232	352,029	61.8%	100,645

Total	598,753	100.0%	29,320	569,433	100.0%	86,705

	Balance at December 31, 2005	% of Deposits	Increase (Decrease) from December 31, 2004	Balance at December 31, 2004	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$36,918	7.6%	$4,704	$32,214	7.4%
Demand and NOW accounts	96,949	20.1%	9,874	87,075	20.0%
Savings & MMDA	97,477	20.2%	32,127	65,350	15.0%
Other time deposits	251,384	52.1%	(172)	251,556	57.6%

Total	482,728	100.0%	46,533	436,195	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
1.00 - 2.00%	130	55	2,966
2.01 - 4.00%	30,092	89,828	168,391
4.01 - 6.00%	348,350	262,136	79,776
6.01 - 8.00%	2,689	10	251

Total	$381,261	$352,029	$251,384

The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$2	$—	$36	$92	$130
2.01 - 4.00%	25,658	3,962	472	—	30,092
4.01 - 6.00%	220,190	93,601	19,434	15,125	348,350
6.01 - 8.00%	2,689	—	—	—	2,689

Total	$248,539	$97,563	$19,942	$15,217	$381,261

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$34.1
Over three through six months	18.8
Over six through 12 months	33.9
Over 12 months	56.8

Total	$143.6

Certificates of deposit at December 31, 2007 included approximately $143.6 million of deposits with balances of $100,000 or more, compared to $143.7 million and $76.6 million at December 31, 2006 and 2005, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Deposits	$318,910	$504,023	$434,321
Obtain through acquisition	—	65,485	—
Withdrawals	304,966	559,993	396,780

Net increase before interest credited	13,944	9,515	37,541
Interest credited	15,376	11,705	8,992

Net increase in deposits	$29,320	$21,220	$46,533

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $101.9 million at December 31, 2007 and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans and non-residential real estate loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2007, the three-month libor rate was 4.70%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

Beginning in 2006, the Bank began offering repurchase agreements to business and municipal customers. The repurchase agreements are overnight borrowings secured by individual investments from the Bank’s portfolio. The Bank has entered into a ten year and a seven year repurchase agreement with Merrill Lynch and Deutsche Bank, totaling $16 million. The Bank is utilizing individual securities to collateralize these agreements. At December 31, 2007, total repurchase agreements total approximately $37.2 million.

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

In October of 2004, the Bank entered into an interest rate swap agreement with a regional bank. The agreement called for Heritage Bank to pay a fixed rate of 3.53% until September 25, 2008 on $10 million and receive payment equal to the three month libor. Heritage Bank then completed an inter-company transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. In January 2006, Heritage Bank settled the swap agreement and recorded a gain of approximately $272,000. This gain will be recognized on a straight line basis each quarter through the end of the original contract. As a result, the Company’s interest expense will be reduced by approximately $25,000 per quarter through the end of September 2008.

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. The Bank’s lone subsidiary is Fall and Fall Insurance Agency (“Fall and Fall”) of Fulton, Kentucky. Fall and Fall was acquired in the Fulton acquisition on September 5, 2002. The Bank’s investment in the agency is approximately $553,000.

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

At June 30, 2007 the Bank had a 12.54% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area is Branch Bank & Trust of North Carolina with a combined deposit market share of 11.84%, U.S. Bank with a 9.29% deposit market share and Regions Bank of Alabama with a combined deposit market share of 9.11%. In addition, each market contains other community banks that provide competitive products and services within individual markets.

The Bank attracts its deposits through its eighteen offices primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local community as well as from credit unions. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

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

Employees

As of December 31, 2007, the Company and the Bank had 218 full-time and 24 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Regulation

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Company’s internal control over financial reporting and an accompanying auditor’s report. For companies such as HopFed Bancorp that are not accelerated filers, compliance dates have been in flux. Effective February 20, 2007, the SEC established separate compliance dates for the obligation to provide management’s report on internal control over financial reporting and the auditor’s attestation reporting management’s assessment. The Company is a non-accelerated filer and, as such, did not have to comply with the obligation to provide management’s report on internal control over financial reporting until HopFed Bancorp files an annual report for the fiscal year ending on or after December 15, 2007. The Company does not have to comply with the obligation to provide the auditor’s attestation report on internal control over financial reporting until HopFed Bancorp files an annual report for a fiscal year ending on or after December 15, 2008.

On February 1, 2008, the SEC proposed to amend its temporary rules to postpone for one-year the Section 404 requirement for smaller public companies, i.e., “non-accelerated filers,” to furnish the auditor’s attestation report on internal control over financial reporting. If the amendments are approved, the attestation requirement would not apply until a small public companies, such as HopFed Bancorp, file an annual report for a fiscal year ending on or after December 31, 2009. The postponement would give the SEC time to complete a cost-benefit study of the upcoming auditor attestation obligation for smaller public companies, which is currently required for physical years ending on or after December 15, 2008, barring the postponement.

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

General. The Bank is chartered as a federal savings bank under the Home Owners’ Loan Act, as amended (the “HOLA”), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank’s required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank’s operations. The deposits of the Bank are insured by the DIF administered by the FDIC to the maximum extent provided by law. In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and the Bank’s depositors rather than for holders of the Company’s stock or for the Company as the holder of the stock of the Bank.

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

Under the joint prompt corrective action regulations, a “well-capitalized” institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 5%. An “adequately capitalized” institution is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2007, the Bank was “well-capitalized” as defined by the regulations.

Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender (“QTL”) tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not re-qualify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. The Bank qualified as a QTL institution at December 31, 2007.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board (the “FRB”), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2007.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an $3.8 million investment in FHLB stock at December 31, 2007.

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

In 2007, a slowdown in the residential home market has resulted in higher rates of foreclosure, slower sales, and a decline in the value of many residential properties throughout the country. The markets in which HopFed Bancorp is located are not immune to these events. As a thrift, a significant portion of the Company’s business includes both residential real estate loans, real estate developments and real estate construction loans. In particular, the Company’s real estate construction portfolio has grown from $16.6 million at December 31, 2005 to $50.2 million at December 31, 2007. A prolonged period of slow sales and declining home prices may result in higher levels of charge offs and reduced earnings for the Company.

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

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ Global Market that are now and will be applicable to the Company, have increased the scope, complexity, and cost of corporate governance, reporting and disclosure practices. As a result, the Company has experienced, and may continue to experience, greater compliance cost.

Even though the Company’s common stock is currently traded on The NASDAQ Global Market, the trading volume in the Company’s common stock has been low and the sale of substantial amounts of its common stock in the public market could depress the price of the Company’s common stock.

The trading volume of the Company’s common stock on The NASDAQ Global Market has been relatively low when compared with larger companies listed on The NASDAQ Global Market or other stock exchanges. Thinly traded stocks, such as the Company’s, can be more volatile than stocks trading in an active public market. Because of this, the Company stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

The Company’s ability to obtain additional capital may become difficult or cost prohibitive due to economic factors that may or may not be related to the Company’s financial condition.

In 2007, the market values of the majority of financial institution have declined significantly. Many institutions, including the largest of national and international banks, are attempting to raise large sums of capital to offset credit losses. As a result, the cost of capital, both debt and equity, is significantly higher as compared to previous periods. For small, community based financial institutions, access to capital markets may be restricted or cost prohibitive for a significant period. This restriction may limit the Company’s ability to grow both organically and through meaningful acquisitions. The increase in capital cost may result in lower earnings and limit the Company’s ability to purchase additional treasury stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2007.

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office

	(In thousands)
Main Office:
4155 Lafayette Road & 68-80 Bypass
Hopkinsville, Kentucky	2006	Owned	$6,405	24,072

Branch Offices:
Downtown Hopkinsville Office
605 South Virginia Street
Hopkinsville, Kentucky	1997	Owned	$158	756
Murray Branch Office
210 N. 12th Street
Murray, Kentucky	2003	Owned	$2,059	3,650
Cadiz Branch Office
352 Main Street
Cadiz, Kentucky	1998	Owned	$455	2,200
Elkton Branch Office
536 W. Main Street
Elkton, Kentucky	1976	Owned	$151	3,400
Benton Branch Office
105 W. 5th Street
Benton, Kentucky	2003	Owned	$678	4,800
Calvert City Office
20 Oak Plaza Drive
Calvert City, Kentucky	2003	Owned	$1,350	3,400
Carr Plaza Office
607 N. Highland Drive
Fulton, Kentucky	2002	Owned	$104	800

Lake Street Office
306 Lake Street
Fulton, Kentucky	2002	Owned	$1,142	15,000
Fall & Fall Insurance Office
101 Main Street
Fulton, Kentucky	2002	Owned	$0	3,200
Heritage Solutions Office
214 C College Street
Dickson, Tennessee	2006	Leased	$15	3,300
Hopkinsville Boulevard Office
2700 Fort Campbell Boulevard
Hopkinsville, Kentucky	1995	Owned	$1,581	17,625
Trenton Road Branch
3845 Trenton Road
Clarksville, Tennessee	2006	Owned	$2,912	3,362
Clarksville Main Street Office
322 Main Street
Clarksville, Tennessee	2007	Owned	$1,840	10,000
North Murray Office
1601 North 12th Street
Murray, Kentucky	2007	Owned	$1,511	4,200
Madison Street Office
2185 Madison Street
Clarksville, Tennessee	2007	Owned	$2,200	3,895
Ashland City Office
108 Cumberland St
Ashland City, Tennessee	2006	Owned	$1,504	7,058
Pleasant View Office
2556 Hwy 49 East
Pleasant View, Tennessee	2006	Owned	$803	2,433
Kingston Springs Office
104 West Kingston Springs Rd
Kingston Springs, Tennessee	2006	Owned	$1,783	9,780
Erin Office
1102 West Main St
Erin, Tennessee	2006	Owned	$609	2,390

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2007 there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Peck. Mr. Peck, 43, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firststar Bank-Calloway County.

Boyd M. Clark. Mr. Clark, 62, has served as Senior Vice President — Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

Michael L. Woolfolk. Mr. Woolfolk, 54, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank–Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

Billy C. Duvall. Mr. Duvall, 42, has served as Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration.

Michael F. Stalls. Mr. Stalls, 56, has served as Vice President, Chief Credit Officer of the Bank since May 28, 2004. Prior to that, he was a Senior Lender at Regions Bank in Winchester, Tennessee for 18 years and Vice President of First Tennessee Bank in Knoxville, Tennessee.

All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A dividend of $0.12 per share was declared in each of the four quarters in 2007 and 2006. The high and low price range of the Company’s common stock for 2007 and 2006 are set forth below:

	Year Ended December 31, 2006		Year Ended December 31, 2007
	High	Low	High	Low
First Quarter	$17.00	$14.91	$16.44	$15.20
Second Quarter	$17.10	$15.16	$16.20	$15.45
Third Quarter	$16.80	$15.41	$16.35	$14.39
Fourth Quarter	$16.66	$15.90	$15.46	$14.01

At December 31, 2007, the Company estimates that is has approximately 2,600 shareholders, with approximately 1,250 reported in the name of the shareholder and the remainder recorded in street name.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	5,000	$15.51	73,150	51,850
November 1, 2007 through November 30, 2007	5,000	$14.59	78,150	46,850
December 1, 2007 through December 31, 2007	—	—	78,150	46,850

Total	10,000	$15.05	78,150

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Global Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of December 31, 2007, a total of 78,150 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 487,059 shares of common stock as of December 31, 2007 under all current and prior repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2007 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2007 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2007 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2007 (Exhibit No. 13) are incorporated herein by reference.

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

Management Report on Internal Control

The management of HopFed Bancorp, Inc. and its subsidiaries Heritage Bank, (collectively referred to the as Company) is responsible for the preparation, integrity and fair presentation of published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, as such, include amounts based on informed judgments and estimates made by management.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for financial presentations in conformity with GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and included those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, or that the degree of compliance with the policies and procedures include in such controls may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

Date: March 28, 2008	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	/s/ Billy C. Duvall
Billy C. Duvall
Vice President and Treasurer
(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2007, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will the Proxy Statement not later than 120 days after December 31, 2007, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2007, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2007, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2007, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2007, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2007, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2007, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets—December 31, 2007 and 2006.

3.	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

7.	Notes to Consolidated Financial Statements.

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

Exhibit 10.6. Employment Agreement by and between HopFed Bancorp, Inc. and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 12, 2008.

Exhibit 10.7. Employment Agreement by and between Heritage Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 12, 2008.

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

Exhibit 10.12. Employment Agreement by and between HopFed Bancorp, Inc. and Michael F. Stalls. Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 12, 2008.

Exhibit 10.13 Employment Agreement by and between Heritage Bank and Michael F. Stalls. Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 12, 2008.

Exhibit No. 13. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2007, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

HOPFED BANCORP, INC. (Registrant)

Date: March 28, 2008	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ John E. Peck	March 28, 2008
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Billy C. Duvall	March 28, 2008
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ WD Kelley	March 28, 2008
WD Kelley
Chairman of the Board

/s/ Boyd M. Clark	March 28, 2008
Boyd M. Clark
Director, Vice President and Secretary

/s/ Walton G. Ezell	March 28, 2008
Walton G. Ezell
Director

/s/ Gilbert E. Lee	March 28, 2008
Gilbert E. Lee
Vice Chairman

/s/ Harry J. Dempsey	March 28, 2008
Harry J. Dempsey
Director

/s/ Ted Kinsey	March 28, 2008
Ted Kinsey
Director

/s/ Thomas I. Miller	March 28, 2008
Thomas I. Miller
Director