Form 10-Q
period 2008-03-31
HOPFED BANCORP INC
filed 2008-05-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer”,”large accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act: (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2008, the Registrant had issued and outstanding 3,574,138 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$15,933	$17,343
Interest-earning deposits in Federal Home Loan Bank (“FHLB”)	5,249	931
Federal funds sold	2,285	3,755

Cash and cash equivalents	23,467	22,029
FHLB stock, at cost	3,943	3,836
Securities available for sale (AFS)	146,339	142,310
Securities held to maturity, market value of $4,052 and $14,109 at March 31, 2008 and December 31, 2007, respectively	4,037	14,095
Loans receivable, net of allowance for loan losses of $4,862 at March 31, 2008 and $4,842 at December 31, 2007	585,693	576,252
Accrued interest receivable	4,539	5,235
Real estate and other assets owned	443	347
Bank owned life insurance	7,791	7,723
Premises and equipment, net	27,012	27,260
Deferred tax assets	288	823
Intangible asset	2,445	2,665
Goodwill	4,989	4,989
Other assets	1,625	788

Total assets	$812,611	$808,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing accounts	$53,775	$52,226
Interest bearing accounts
NOW accounts	103,103	101,706
Savings and money market	65,517	63,560
Other time deposits	379,333	381,261

Total deposits	601,728	598,753

Advances from FHLB	98,202	101,882
Repurchase agreements	39,181	37,199
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	245	316
Dividend payable	431	438
Interest payable	2,085	2,279
Accrued expenses and other liabilities	3,179	1,372

Total liabilities	755,361	752,549

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 500,000 shares; none issued or outstanding at March 31, 2008 and December 31, 2007.	—	—
Common stock par value $0.01 per share: authorized 7,500,000 shares; 4,078,997 issued and 3,574,138 outstanding at March 31, 2008 and 4,079,092 issued and 3,592,033 outstanding on December 31, 2007	41	41
Additional paid in capital	26,120	26,077
Retained earnings, substantially restricted	37,128	36,065
Treasury stock (at cost, 504,859 shares at March 31, 2008 and 487,059 shares at December 31, 2007)	(6,365)	(6,112)
Accumulated other comprehensive income (loss), net of taxes	326	(268)

Total stockholders’ equity	57,250	55,803

Total liabilities and stockholders’ equity	$812,611	$808,352

The balance sheet at December 31, 2007 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousand)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2008	2007
Interest income:
Loans receivable	$10,679	$9,520
Interest on investments, tax exempt	164	122
Interest and dividends on investments, taxable	1,677	1,967
Time deposit interest income	58	171

Total interest income	12,578	11,780

Interest expense:
Deposits	5,463	5,320
Subordinated debentures	161	187
Interest on repurchase agreements	329	248
Advances from FHLB	1,068	1,101

Total interest expense	7,021	6,856

Net interest income	5,557	4,924
Provision for loan losses	401	240

Net interest income after provision for loan losses	5,156	4,684

Non-interest income:
Gain on sale of loans	64	27
Gain on sale of investments	534	—
Bank owned life insurance income	68	93
Financial services income	240	301
Income from merchant card services	132	119
Service charges	1,067	892
Other, net	299	309

Total non-interest income	2,404	1,741

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2008	2007
Non-interest expenses:
Salaries and benefits	$2,901	$2,589
Intangible amortization	220	241
Occupancy expense, net	687	613
Data processing	534	430
State deposit taxes	128	128
Office supplies expense	80	102
Postage and telephone expense	155	126
Advertising expense	282	253
Professional services expense	256	370
Other operating expenses	171	136

Total non-interest expenses	5,414	4,988

Income before income taxes	2,146	1,437
Income tax expense	654	415

Net income	$1,492	$1,022

Basic income per share	$0.42	$0.28

Diluted income per share	$0.42	$0.28

Dividends per share	$0.12	$0.12

Weighted average shares outstanding, basic	3,568,556	3,629,520

Weighted average shares outstanding, diluted	3,583,017	3,654,726

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Month Periods Ended March 31
	2008	2007
	(In thousands)
Net income	$1,492	$1,022

Other comprehensive income:

Loss on derivative, net of tax	(16)	(16)

Unrealized holding gains arising during period net of tax effect of ($486) and ($220) for the three months ended March 31, 2008 and 2007, respectively	945	428

Reclassification adjustment for gains on securities classified as available for sale included in net income, net of taxes of $173 for the three month period ended March 31, 2008	(335)	—

Comprehensive income	$2,086	$1,434

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2008

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Beginning balance January 1, 2008	$41	$26,077	$36,065	$(268)	$(6,112)	$55,803

Stock based compensation expense		43				43

Dividend paid $0.12 per share			(429)			(429)

Treasury stock purchased					(253)	(253)

Change in unrealized gain (loss) on AFS securities, net of taxes				594		594

Year to date net income			1,492			1,492

Ending balance, March 31, 2008	$41	$26,120	$37,128	$326	$(6,365)	$57,250

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Month Periods Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$3,606	$2,574

Cash flows from investing activities
Proceeds from maturities of held to maturity securities	10,089	38
Proceeds from sale of available for sale securities	54,649	31,204
Purchases of available for sale securities	(57,274)	(16,283)
Purchase of FHLB stock	(57)	—
Net increase in loans receivable	(10,122)	(10,814)
Purchases of premises and equipment	(104)	(1,111)

Net cash provided (used) by investing activities	(2,819)	3,034

Cash flows from financing activities:
Net increase in demand deposits	4,903	5,822
Net increase (decrease) in time deposits	(1,928)	8,720
Increase (decrease) in advances from borrowers for taxes and insurance	(70)	430
Repayment of advances from FHLB	(25,680)	(54,556)
Advances from FHLB	22,000	30,000
Increase in repurchase agreements	1,982	7,277
Proceeds from sale of foreclosed assets	126	38
Purchase of treasury stock	(253)	(163)
Dividends paid	(429)	(439)

Net cash provided (used) by financing activities	651	(2,871)

Increase in cash and cash equivalents	1,438	2,737
Cash and cash equivalents, beginning of period	22,029	21,883

Cash and cash equivalents, end of period	$23,467	$24,620

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$3,373	$3,220

Loans charged off	$463	$227

Loans foreclosed upon, repossession, assets written down or transferred to other assets owned	$225	$58

Capitalized interest	$—	$13

Unrealized gain on AFS securities	$924	$648

Increase (decrease) in deferred tax asset related to unrealized gain on AFS securities	$(310)	$(220)

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (Fall & Fall) of Fulton, Kentucky. Fall & Fall sells life and casualty insurance to both individual to both individual and businesses. The majority of Fall & Fall’s customer base is within the geographic footprint of the Bank.

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Dickson, Tennessee and Pleasant View, Tennessee. Agents for Heritage Solutions travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2008, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2008.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2007. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2007 Consolidated Financial Statements.

(1)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-months ended March 31, 2008 and 2007. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarters Ended March 31,
	2008	2007
Basic IPS:
Net income	$1,492,000	$1,022,000
Average common shares outstanding	3,568,556	3,629,520

Income per share	$0.42	$0.28

Diluted IPS:
Net income	$1,492,000	$1,022,000
Average common shares outstanding	3,568,556	3,629,520
Dilutive effect of stock options	14,461	25,206

Average diluted shares outstanding	3,583,017	3,654,726

Diluted income per share	$0.42	$0.28

(2)	STOCK COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock Based Compensation (SFAS No. 123R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The financial statement dated March 31, 2006 is the first to reflect the impact of adopting SFAS No. 123R. For the three months ending March 31, 2008 and March 31, 2007, the Company incurred $5,450 of additional compensation expense related to SFAS 123R. At March 31, 2008, the Company has 5,000 stock options will vest in May 2008. All other options are fully vested.

The Company will incur additional compensation expense related to stock option vesting of $3,633 in 2008. No stock options were issued, forfeited, or exercised in the three month periods ended March 31, 2008 and March 31, 2007. The value of vested options outstanding at March 31, 2008 was $1,670,430 for options issued under the 1999 Plan and $144,800 for options issued under the 2000 Plan. The fair value of options vesting in 2008 is $21,800. Shares issued for option exercises are expected to come from authorized but unissued shares.

For the three-month periods ended March 31, 2008 and March 31, 2007, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of approximately $37,000 and $29,300 respectively. The Company issued 355 shares of restricted share during the quarter ended March 31, 2008. The Company had 450 shares of restricted stock previously awarded that were forfeited by the employee due to their voluntary resignation of a Director prior to vesting. The Company will incur total additional compensation cost of approximately $99,000 for the year ending December 31, 2008 related to restricted stock grants previously awarded. The Company will incur cost of approximately $102,000, $60,000 and $20,000 and $210 in total compensation cost for the years ending December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

(3)	SECURITIES

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

At March 31, 2008, the Company had 65 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $2 million (par value) in commercial paper consisting of two Ford Motor Credit bonds maturing in $1 million increments in October 2008 and October 2009. Ford Motor Credit remains profitable despite the challenges faced by Ford, the parent company. The Company’s quarterly financial analysis of Ford and Ford Motor Credit indicates that Ford Motor Credit has an adequate level of liquidity to meet its funding needs through the maturity periods of the aforementioned bonds.

The carrying amount of securities available for sale and their estimated fair values at March 31, 2008 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$3,943	—	—	3,943

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$46,622	634	(23)	47,233
Corporate bonds	2,032	—	(121)	1,911
Municipal bonds	18,604	118	(175)	18,547
Mortgage-backed securities	60,269	367	(279)	60,357
CMOs	18,368	196	(273)	18,291

	$145,895	1,315	(871)	146,339

The carrying amount of securities held to maturity and their estimated fair values at March 31, 2008 was as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
U.S. government and agency securities:
Agency debt securities	$3,497	10	—	$3,507
Mortgage-backed securities:	540	5	—	545

	$4,037	15	—	$4,052

At March 31, 2008, securities with a cost of approximately $55.1 million and a market value of approximately $55.3 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

At March 31, 2008, securities with a book and market value of approximately $23.2 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $19.2 million and a market value of $19.3 million. The first repurchase agreement in the amount of $6 million repurchase agreement and has a maturity of September 16, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10 million, has a maturity of September 5, 2014, is callable quarterly beginning September 5, 2008 and has a fixed rate of interest of 4.28%.

(4)	INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At March 31, 2008	At December 31, 2007
Asset - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	$10,000	$10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Income Statements

	Three months ended March 31,
	2008	2007
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$192	$225

Net income	$192	$225

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2007	$10,000	$310	$—	$10,310
Retained earnings:
Net income	—	—	192	192
Dividends:
Trust preferred securities	—	—	(186)	(186)
Common paid to HopFed Bancorp, Inc.	—	—	(6)	(6)

Total retained earnings	—	—	—	—

Ending balances, March 31, 2008	$10,000	$310	$—	$10,310

(5)	FAIR VALUE OF ASSETS AND LIABILITIES

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value. The statement is effective for fiscal years beginning after November 15, 2007. The statement establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

•

Level 1 is for assets and liabilities that management has obtained quoted prices (unadjusted for transaction cost) or identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

•

Level 2 is for assets and liabilities in which significant unobservable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 is for assets and liabilities in which significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without exclusively on quoted prices for the individual securities in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments using the fair value of any assigned collateral.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008 Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Available for sale securities	$146,339	$—	$146,339	$—

Impaired loans	$2,152	$—	$—	$2,152

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and March 31, 2007 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2007 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased by $4.2 million, from $808.4 million at December 31, 2007 to $812.6 million at March 31, 2008. Securities available for sale increased from $142.3 million at December 31, 2007 to $146.3 million at March 31, 2008. Federal funds sold decreased from $3.8 million at December 31, 2007 to $2.3 million at March 31, 2008. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $3.8 million at December 31, 2007 to $3.9 million at March 31, 2008. Total FHLB borrowings declined $3.7 million, from $101.9 million at December 31, 2007 to $98.2 million at March 31, 2008. Total repurchase balances increased from $37.2 million at December 31, 2007 to $39.2 million at March 31, 2008.

At March 31, 2008 and December 31, 2007, investments classified as “held to maturity” were carried at an amortized cost of $4.0 million and $14.1 million, respectively and had an estimated fair market value of $4.1 million and $14.1 million, respectively. At March 31, 2008 and December 31, 2007, securities classified as “available for sale” had an amortized book value of $145.9 million and $142.8 million, respectively.

The loan portfolio increased $9.4 million during the three months ended March 31, 2008. Net loans totaled $585.7 million and $576.3 million at March 31, 2008 and December 31, 2007, respectively. For the three month periods ended March 31, 2008 and March 31, 2007 and the twelve months ended December 31, 2007, the average tax equivalent yield on loans was 7.41%, 7.65% and 7.70% respectively. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2008 and 2007. At March 31, 2008 and 2007, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	Quarter Ended
	3/31/2008		3/31/2007
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Real estate loans:
One to four family first mortgages	$183,649	31.1%	$184,579	36.2%
Second mortgages (closed end)	7,427	1.2%	5,835	1.2%
Home equity line of credit	32,351	5.5%	28,133	5.5%
Multi-family residential	25,886	4.4%	14,406	2.8%
Construction	52,588	8.9%	40,333	7.9%
Non-residential	204,735	34.7%	156,085	30.6%

Total real estate loans	506,636	85.8%	429,371	84.2%

Other loans:
Secured by deposits	3,201	0.6%	4,081	0.8%
Other consumer loans	20,821	3.5%	22,272	4.4%
Commercial loans	59,653	10.1%	54,052	10.6%

Total other loans	83,675	14.2%	80,405	15.8%

Total loans, gross	590,311	100.0%	509,776	100.0%

Deferred loan origination cost, net	244		206
Allowance for loan losses	(4,862)		(4,579)

Total net loans	$585,693		$505,403

The allowance for loan losses totaled $4.9 million at March 31, 2008, $4.8 million at December 31, 2007 and $4.6 million at March 31, 2007. The ratio of the allowance for loan losses to loans was 0.82% at March 31, 2008, 0.83% at December 31, 2007 and 0.90% at March 31, 2007. Also at March 31, 2008, non-performing loans were $1.2 million, or 0.21% of total loans, compared to $832,000, or 0.16% of total loans, at March 31, 2007 and $593,000, or 0.10% at December 31, 2007. Non-performing assets, which include other real estate owned and other assets owned, were $1.7 million or 0.20% of total assets at March 31, 2008, compared to $1.2 million, or 0.15% of assets, at March 31, 2007 and $940,000, or 0.12% of assets at December 31, 2007. The increase in the Company’s non-performing loans is primarily the result of one loan, with a balance of approximately $740,000, being placed on non-accrual before it was 90 days past due. Management considers the loan well secured and does not anticipate a loss.

The Company does not originate loans it considers sub-prime and is not aware of any exposure to the additional credit concerns associated with sub-prime lending in either the Company’s loan or investment portfolios. The Company does have a significant amount of construction and land development loans. Management reports to the Company’s Board of Directors on the status of the Company’s specific construction and development loans as well as the market trends in those markets in which the Company actively participates.

The Company’s annualized net charge off ratios for the three-month periods ended March 31, 2008 and March 31, 2007 and the year ended December 31, 2007 were 0.26%, 0.10% and 0.11%, respectively. The ratios of allowance for loan losses to non-performing loans at March 31, 2008, March 31, 2007 and December 31, 2007 were 400.5%, 550.3% and 816.5%, respectively. The increase in the charge off ratio at March 31, 2008 was largely the result of two loans. The largest loan relationship, resulting in a loss of more than $130,000, was a foreclosure of multiple single family homes that has been appropriately classified for in prior periods. A second charge off, totaling approximately $90,000, resulted from the bankruptcy of a small business that provided goods and services to the residential construction industry. The following table sets forth an analysis of the Bank’s allowance for loan losses for the three-month periods ended:

	3/31/2008	3/31/2007
	(Dollars in thousands)
Beginning balance, allowance for loan loss	$4,842	$4,470

Loans charged off:
Commercial loans	(164)	(24)
Consumer loans and overdrafts	(147)	(183)
Residential loans	(152)	(20)

Total charge offs	(463)	(227)

Recoveries
Commercial	—	—
Consumer loans and overdrafts	74	96
Residential	8	—

Total recoveries	82	96

Net charge offs	(381)	(131)

Provision for loan loss	401	240

Balance at end of period	$4,862	$4,579

Ratio of net charge offs to average outstanding loans during the period	0.26%	0.10%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At March 31, 2008 and December 31, 2007, the Company’s impaired loans totaled $2.1 million and $1.9 million, respectively. At March 31, 2008 and December 31, 2007, the Company’s reserve for impaired loans totaled $335,000 and $488,000, respectively.

The Company had $401,000 in real estate owned and $42,000 of other assets owned at March 31, 2008. The Company’s non-performing assets at March 31, 2008 totaled $1.7 million, or 0.20% of total assets. At March 31, 2008, the Company had $59.0 million classified as watch or special mention, $4.4 million classified as substandard and $2,200 classified as doubtful.

At March 31, 2008, the Company had allocated approximately $2.3 million of its allowance for loan loss account specifically for loans that are classified as watch or special mention. These loans are not considered impaired but are reserved for based on potential weaknesses or higher levels of perceived risk due to the various factors, including unpredictable cash flows, a business operating in a challenging industry, or a new and significant relationship.

At March 31, 2008, deposits increased to $601.7 million from $598.8 million at December 31, 2007. The brokered deposits declined from $19.8 million at December 31, 2007 to $16.5 million at March 31, 2008. The average cost of deposits during the three-month periods ended March 31, 2008, March 31, 2007, and the year ended December 31, 2007 was 3.58%, 3.66%, and 3.80%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income. Net income for the three months ended March 31, 2008 was $1,492,000, compared to net income of $1,022,000 for the three months ended March 31, 2007. The increase in the Company’s net income for the three month period ended March 31, 2008 is largely the result of changes in market interest rates. Lower short-term rates provided the Company the opportunity to reduce its cost of funds and sell selected securities with a net gain of approximately $534,000. Partially offsetting the Company’s improved net income levels was an increase in the Company’s provision for loan loss expense resulting from an increase in non-performing assets.

Net Interest Income. Net interest income for the three months ended March 31, 2008 was $5.6 million, compared to $4.9 million for the three months ended March 31, 2007. The increase in net interest income for the three months ended March 31, 2008 as compared to March 31, 2007 was largely due to a $79.1 million increase in the average balance of loans outstanding and, to a lesser extent, lower short-term interest rates. For the three months ended March 31, 2008 and March 31, 2007, the tax equivalent yield on total interest earning assets declined to 6.79% from 6.80%. The small decline in net yields is the result of the reduction in yields on variable rate loans indexed to the prime rate. This reduction in yields was offset by an increase in investment yields due to the re-allocation of funds out of agency securities and into mortgage-backed securities.

For the three month periods ended March 31, 2008 and March 31, 2007, the Company’s cost of interest bearing liabilities was 4.00% and 4.16%, respectively. The lower cost of interest bearing liabilities was the result of a high volume of time deposits maturing as short-term interest rates were declining as well as the maturity of a $10 million FHLB advance. The Company anticipates that the opportunity to re-price its liabilities will continue as an additional $22 million in FHLB advances with an average cost of 5.22% mature in 2008.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the three months ended March 31, 2008, and March 31, 2007.

Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $70,000 for March 31, 2008, and $50,000 for March 31, 2007, for a tax equivalent rate using a cost of funds rate of 4.00% for March 31, 2008 and 4.16% for March 31, 2007. The table adjusts tax-free loan income by $80,000 for March 31, 2008 and $72,000 for March 31, 2007 for a tax equivalent rate using the same cost of funds rate.

(Table Amounts in Thousands, Except Percentages)

	March 31, 2008			March 31, 2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Loans	$580,757	$10,759	7.41%	$501,642	$9,592	7.65%
Investments AFS taxable	133,537	1,580	4.73%	152,269	1,769	4.65%
Investment AFS tax free	17,857	234	5.24%	14,676	172	4.69%
Investments held to maturity	9,061	97	4.28%	18,005	198	4.40%
Federal funds	8,128	58	2.85%	13,233	171	5.17%

Total interest earning assets	749,340	12,728	6.79%	699,825	11,902	6.80%

Other assets	65,698			64,301

Total assets	$815,038			$764,126

Interest bearing deposits	557,747	5,463	3.92%	$532,712	5,320	3.99%
Subordinated debentures	10,310	161	6.25%	10,310	187	7.26%
Repurchase agreements	36,756	329	3.58%	20,489	248	4.84%
FHLB borrowings	96,585	1,068	4.42%	95,215	1,101	4.63%

Total interest bearing liabilities	701,398	7,021	4.00%	658,726	6,856	4.16%

Non interest bearing deposits	51,853			48,059

Other liabilities	4,900			4,638
Stockholders’ equity	56,887			52,703

Total liabilities and stockholders’ equity	$815,038			$764,126

Net interest income		$5,707			$5,046

Interest rate spread			2.79%			2.64%

Net yield on interest earning assets			3.05%			2.88%

Interest Income. Interest income increased by $800,000 from $11.8 million to $12.6 million, during the three months ended March 31, 2008 compared to the same period in 2007. This increase primarily resulted from growth in the loan portfolio and helped to offset a 300 basis point decline in the prime rate. The average balance of loans receivable increased $79.2 million to $580.8 million at March 31, 2008 from $501.6 million at March 31, 2007. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.24% for the three months ended March 31, 2007 to 106.84% for the three months ended March 31, 2008.

Interest Expense. Interest expense increased $165,000 for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was attributable to a higher average balance of interest bearing deposits, FHLB borrowings and repurchase accounts as compared to March 31, 2007. The increase in average balances was offset by lower short-term interest rates. The average cost of average interest-bearing deposits declined from 3.99% at March 31, 2007 to 3.92% at March 31, 2008. Over the same period, the average balance of interest bearing deposits increased $25.0 million, from $532.7 million at March 31, 2007 to $557.7 million at March 31, 2008 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $1.4 million, from $95.2 million at March 31, 2007 to $96.6 million at March 31, 2008. The average cost of average borrowed funds from the FHLB decreased from 4.63% at March 31, 2007 to 4.42% at March 31, 2008. The average cost of all deposits declined from 3.66% at March 31, 2007 to 3.58% at March 31, 2008. The average balance of repurchase agreements increased from $20.5 million at March 31, 2007 to $36.8 million at March 31, 2008. The average cost of repurchase agreements declined from 4.84% at March 31, 2007 to 3.58% at March 31, 2008.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $401,000 provision for loan loss was required for the three months ended March 31, 2008 compared to a $240,000 provision for loan loss expense for the three months ended March 31, 2007.

Non-Interest Income. There was a $663,000 increase in non-interest income in the three months ended March 31, 2008 as compared to the same period in 2007. For the three-month period ended March 31, 2008, service charge income was $1.1 million, an increase of $175,000 over the same period in 2007. The increase in service charge income is largely the result of the increased number of checking accounts. For the three months ended March 31, 2008, gains on the sale of loans were $64,000 as compared to $27,000 in the same period in 2007. The increase in gains on the sale of loans results from a shift in the sale of loans to Freddie Mac and away from other parties who are having operational difficulties in the current credit market. For the three months ended March 31, 2008, income from financial services was $240,000, compared to $301,000 for the same period in 2007. All income from the sale of loans was attributable to the activities of Heritage Mortgage Services.

The Company realized gains on the sale of investments totaling $534,000 for the three months ended March 31, 2008. These gains were the result of the sale of agency bonds. In addition, two agency bonds classified as held to maturity with unearned discounts were called at par, contributing approximately $27,000 to the above mentioned gains. The proceeds from both sales and calls of agency bonds were reinvested in both loans and mortgage-back securities.

Non-Interest Expenses. There was a $426,000 increase in total non-interest expenses in the three months ended March 31, 2008 compared the same period in 2007. For the three months ended March 31, 2008, compensation expense increased to $2.9 million compared to $2.6 million for the three months ended March 31, 2007 largely due to the opening of three new offices during the period and annual pay raises given on January 1, 2008. The only other operating expense that increased by more than $100,000 was data processing expense.

Income Taxes. The effective tax rate for the three months ended March 31, 2008 was 30.5%, compared to 28.9% for the same period in 2007. The increase in the effective tax rate is due to large amount of gains on the sale of securities and increased income from taxable sources.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $1.2 million dollars in cash flow per month over the remaining nine months of 2008. Additional cash flows from agency securities are highly dependent on market interest rates. This cash flow will be used to fund additional loan growth, reduce FHLB borrowings, and to replace more expensive deposits. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2008, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2008:

	At March 31, 2008
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tangible Capital	$59,800	7.43%	$57,576	7.18%
Core Capital	$59,800	7.43%	$57,576	7.18%
Risk-Based Capital	$64,662	11.10%	$62,438	10.73%

At March 31, 2008, the Bank had outstanding commitments to originate loans totaling $4.1 million and undisbursed commitments on loans outstanding of $59.4 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from March 31, 2008, totaled $253.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

At March 31, 2008, the Bank has outstanding borrowings of $98.2 million from the FHLB with maturities ranging from overnight borrowing to nine years. In addition, the FHLB has issued letters of credit total $51.1 million using the Bank’s borrowing based as collateral. In 2008, the Company has $22 million of FHLB borrowings that will mature with a weighted average rate of 5.22%.

The Company’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2008, the Bank has approximately $183.7 million in closed end 1-4 family first mortgages and $153.1 million in non-residential real estate loans that may be pledged under this agreement. A schedule of FHLB borrowings at March 31, 2008 is provided below:

Advance Type	Amount	Weighted Average Rate	Weighted Average Maturity
Fixed Rate	$81,202,000	4.52%	3.80 years
Variable Rate	$10,000,000	3.88%	9.25 years
Overnight	$7,000,000	2.40%	daily

At March 31, 2008, the Bank had an additional borrowing capacity with the FHLB of approximately $4.1 million.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. At March 31, 2008, the Company has the following off-balance sheet commitments:

(Dollars in Thousands)
Commitments to extend credit	$59,409
Standby letters of credit	$5,748
Unused home equity lines of credit	$33,531
Unused commercial lines of credit	$11,629
Non-cancelable lease obligations	$80

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

Effect of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The adoption of FASB No. 48 did not have a material affect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for or asset or paid to transfer a liability in the most economical market on the measurement date. SFAS is effective for the Company’s financial statements issued for the year beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option Statement for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an individual basis. Future changes in the fair value of these financial instruments would be recognized on the current period’s statement of income while establishing additional disclosure requirements for these financial statements. The stated objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in the reported earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions. FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made the choice in the first 120 days of that physical year and also elects to apply the provisions of FASB No. 157. The Company chose not to utilize the option of early adoption of FASB No. 159. The Company’s adoption of this statement did not have a material effect on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, (SAB 109). SAB 109 modifies how to apply generally accepted accounting principles to loan commitments that are accounted for at fair value through earnings. Prior to SAB 109, when companies measured the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan was excluded. Under SAB 109, the expected net future cash flows related to the associated servicing of the loans sold will be included in the measurement of all written loan commitments that are accounted for at fair value of earnings. SAB 109 is effective for the Company January 1, 2008. The Company’s adoption of SAB 109 did not have a material impact on its consolidated financial statements.

In March 2007, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. This issue provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106-Employees’s Account for Postretirement Benefits Other Than Pensions if, in substance, a post retirement benefit plan exist or Accounting Principles Board Opinion 12 if the arrangement is, in substance, an individual deferred compensation contract. EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 was effective for the Company dated January 1, 2008. The Company’s adoption of this EITF did not have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51 SFAS No. 160 requires non-controlling interest to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements included net income and comprehensive income to be displayed for both the controlling and non-controlling interest and a separate schedule that shows the effects of any transactions with the non-controlling interest on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not anticipate the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS 141R Business Combinations. SFAS 141R clarified the definitions of both a business combination and a business. All business combinations will be accounted for under the purchase method. This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related cost. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the provisional amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments to the provisional amounts are done so retrospectively and require a restatement of prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 31, 2008. The Company has not determined the impact of SFAS 141R on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three months ended March 31, 2008. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% and 2% increase in interest rates will result in a $660,000 and $900,000 increase to the Company’s net interest margin, respectively. A 1% or 2% reduction in interest rates would have no material change in net interest income. These anticipated results represent a significant change as compared to December 31, 2007. For the three months ended March 31, 2008, the Company received more than $50 million in cash flow from investments, the result of lower short term interest rates and a much higher volume of agency bond calls. Under normal market conditions, the reinvestment of called securities results in the purchaser receiving a lower yield as compared to the investment that was called. The Company’s asset-liability management modeling program makes this important assumption.

However, issues in the mortgage markets resulted in historically high spreads between mortgage- backed securities and agency bonds. The Company chose to focus new purchases on mortgage backed securities, taking advantage of higher yields as compared to the securities being called as well as monthly cash flows. At December 31, 2007 and March 31, 2008, the investment portfolio had a modified duration of 3.7 years and 4.8 years, respectively and an estimated average life of 4.8 year and 6.2 years, respectively

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ended December 31, 2008 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2008.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2008 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Effective in 2009, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management has established policies and procedures to assess and report on internal controls, and has retained an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 in reference to Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2008 – January 31, 2008	2,400	$13.91	80,550	44,450
February 1, 2008 – February 28, 2008	2,000	$14.29	82,550	42,450
March 1, 2008 – March 31, 2008	13,400	$14.24	95,950	29,050

Total	17,800	$14.20	95,950	29,050

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of March 31, 2008, a total of 95,950 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 504,859 shares of common stock under all current and prior repurchase programs.

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

HOPFED BANCORP, INC.

Date: May 14, 2008	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 14, 2008	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer