Form 10-Q
period 2008-06-30
HOPFED BANCORP INC
filed 2008-08-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act: (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company filer	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 11, 2008, the Registrant had issued and outstanding 3,581,770 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$22,306	17,343
Interest-earning deposits in Federal Home Loan Bank	1,443	931
Federal funds sold	1,595	3,755

Cash and cash equivalents	25,344	22,029
Federal Home Loan Bank stock, at cost	3,996	3,836
Securities available for sale	149,000	142,310
Securities held to maturity, market value of $2,024 at June 30, 2008 and $14,109 at December 31, 2007	2,016	14,095
Loans receivable, net of allowance for loan losses of $5,118 at June 30, 2008 and $4,842 at December 31, 2007	595,892	576,252
Accrued interest receivable	4,402	5,235
Real estate and other assets owned	414	347
Bank owned life insurance	7,858	7,723
Premises and equipment, net	27,090	27,260
Deferred tax assets	1,144	823
Intangible asset	2,226	2,665
Goodwill	4,989	4,989
Other assets	2,823	788

Total assets	$827,194	808,352

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$63,410	$52,226
Interest-bearing accounts:
NOW accounts	101,944	101,706
Savings and money market accounts	64,332	63,560
Other time deposits	391,600	381,261

Total deposits	$621,286	598,753
Advances from Federal Home Loan Bank	97,309	101,882
Repurchase agreements	34,949	37,199
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	385	316
Dividends payable	446	438
Accrued expenses and other liabilities	6,042	3,651

Total liabilities	770,727	752,549

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Stockholder’s equity
Preferred stock, par value $.01 per share; authorized—500,000 shares; none issued or outstanding at June 30, 2008 and December 31, 2007	$—	—
Common stock, par value $.01 per share; authorized 7,500,000 shares; 4,089,129 issued and 3,584,270 outstanding at June 30, 2008 and 4,079,092 issued and 3,592,033 outstanding at December 31, 2007	41	41
Additional paid-in-capital	26,163	26,077
Retained earnings-substantially restricted	37,956	36,065
Treasury stock (at cost, 504,859 shares at June 30, 2008 and 487,059 shares at December 31, 2007)	(6,365)	(6,112)
Accumulated other comprehensive loss, net of taxes	(1,328)	(268)

Total stockholder’s equity	56,467	55,803

Total liabilities and stockholders’ equity	$827,194	808,352

The balance sheet at December 31, 2007 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousand)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans receivable	10,299	10,213	20,978	19,733
Investment in securities, taxable	1,641	1,864	3,318	3,831
Nontaxable securities available for sale	160	123	324	245
Interest-earning deposits	36	83	95	254

Total interest and dividend income	12,136	12,283	24,715	24,063

Interest expense:
Deposits	4,902	5,529	10,364	10,849
Advances from Federal Home Loan Bank	965	1,013	2,033	2,114
Repurchase agreements	271	328	600	576
Subordinated debentures	122	208	284	395

Total interest expense	6,260	7,078	13,281	13,934

Net interest income	5,876	5,205	11,434	10,129
Provision for loan losses	476	238	877	478

Net interest income after provision for loan losses	5,400	4,967	10,557	9,651

Non-interest income:
Service charges	1,103	1,000	2,170	1,892
Merchant card income	152	117	284	236
Gain on sale of loans	41	25	105	52
Gain on sale of securities	168	—	702	—
Income from bank owned life insurance	67	77	135	170
Financial services commission	279	284	519	585
Other operating income	287	263	586	572

Total non-interest income	2,097	1,766	4,501	3,507

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Non-interest expenses:
Salaries and benefits	2,891	2,609	5,792	5,198
Occupancy expense	699	649	1,386	1,262
Data processing expense	569	452	1,103	882
State deposit tax	128	138	256	266
Intangible amortization expense	220	240	439	481
Professional services expense	294	406	550	776
Advertising expense	315	252	597	505
Postage and communications expense	159	121	314	247
Supplies expense	87	81	167	183
Other operating expenses	304	205	477	341

Total non-interest expense	5,666	5,153	11,081	10,141

Income before income tax expense	1,831	1,580	3,977	3,017
Income tax expense	570	472	1,224	887

Net income	$1,261	$1,108	$2,753	$2,130

Net income per share, basic	$0.35	$0.31	$0.77	$0.59

Net income per share, diluted	$0.35	$0.31	$0.77	$0.59

Dividend per share	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding—basic	3,558,893	3,587,986	3,567,727	3,609,532

Weighted average shares outstanding—diluted	3,573,652	3,612,575	3,582,297	3,634,485

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,261	$1,108	$2,753	$2,130

Other comprehensive income, net of tax

Unrealized holding loss arising during the period new of tax effect of $787 and $514 for the three months ended June 30, 2008 and 2007, respectively; and $300 and $294 for the six months ended June 30, 2008 and 2007, respectively.	(1,527)	(998)	(582)	(570)

Reclassification adjustment for loss on derivative, net of tax	(16)	(16)	(32)	(32)

Reclassification adjustment for gains included in net income net of taxes of $57 and $230 for the three and six month periods ended June 30, 2008	(111)	—	(446)	—

Comprehensive income (loss)	$(393)	$94	$1,693	$1,528

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2008

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance January 1, 2008	$41	26,077	36,065	(6,112)	(268)	55,803
Net Income	—	—	2,753	—	—	2,753
Net change in unrealized losses on securities available for sale, net of taxes of $530	—	—	—	—	(1,028)	(1,028)
Loss on derivatives, net of taxes of $16	—	—	—	—	(32)	(32)
Purchase of treasury stock	—	—	—	(253)	—	(253)
Dividends ($0.24 per share)	—	—	(862)	—	—	(862)
Compensation expense, options	—	9	—	—	—	9
Compensation expense, restricted stock awards	—	77	—	—	—	77

Balance June 30, 2008	$41	26,163	37,956	(6,365)	(1,328)	56,467

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net cash provided by operating activities	$5,562	$2,769

Cash flows from investing activities
Proceeds from calls and maturities of securities held to maturity	12,114	86
Proceeds from sales, calls and maturities of securities available for sale	70,257	55,899
Purchase of securities available for sale	(77,915)	(19,989)
Net increase in loans	(21,244)	(36,343)
Purchase of Federal Home Loan Bank stock	(57)	(140)
Proceeds from sale of foreclosed asset	484	314
Purchase of premises and equipment	(550)	(2,008)

Net cash used in investing activities	(16,911)	(2,181)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	12,194	(4,263)
Net increase in time deposits	10,339	13,710
Net increase in advance payments by borrowers for taxes and insurance	69	222
Advances from Federal Home Loan Bank	42,500	57,000
Repayment of advances from Federal Home Loan Bank	(47,073)	(73,947)
Net increase (decrease) in repurchase agreements	(2,250)	4,574
Purchase of treasury stock	(253)	(324)
Dividends paid	(862)	(868)

Net cash provided by (used in) financing activities	14,664	(3,896)

Increase (decrease) in cash and cash equivalents	3,315	(3,308)
Cash and cash equivalents, beginning of period	22,029	21,883

Cash and cash equivalents, end of period	$25,344	$18,575

Supplemental disclosures of Cash Flow Information:
Interest paid	$6,287	$6,374

Income taxes paid	1,765	1,237

Loans charged off	752	428

Foreclosures and in substance foreclosures of loans during year	620	294

Capitalized interest	—	21

Unrealized loss on AFS investments	(1,561)	(864)

Increase in deferred tax asset related to unrealized losses on investments	530	294

Dividends declared and payable	446	438

Issue of unearned restricted stock	142	123

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray and Hopkinsville in Kentucky as well as Dickson and Pleasant View in Tennessee. The agents for Heritage Solutions travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2008.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2007 Consolidated Financial Statements.

(2)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-month and six-month periods ended June 30, 2008 and 2007. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	For the Three Month Periods Ended June 30,
	2008	2007
Basic IPS:
Net income	$1,261,000	$1,108,000

Average common shares outstanding	3,558,893	3,587,986

Net income per share	$0.35	$0.31

Diluted IPS:
Net income	1,261,000	1,108,000

Average common shares outstanding	3,558,893	3,587,986
Diluted effect of stock options	14,759	24,589

Average diluted shares outstanding	3,573,652	3,612,575

Diluted income per share	$0.35	$0.31

	For the Six Month Periods Ended June 30,
	2008	2007
Basic IPS:
Net income	$2,753,000	$2,130,000

Average common shares outstanding	3,567,727	3,609,532

Net income per share	$0.77	$0.59

Diluted IPS:
Net income	2,753,000	2,130,000

Average common shares outstanding	3,567,727	3,609,532
Diluted effect of stock options	14,570	24,953

Average diluted shares outstanding	3,582,297	3,634,485

Diluted income per share	$0.77	$0.59

(3)	STOCK COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Accounting for Stock Based Compensation using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The financial statement dated March 31, 2006 is the first to reflect the impact of adopting SFAS No. 123R. For the three and six month periods ended June 30, 2008, the Company incurred additional compensation expense related to SFAS 123R of $3,633 and $9,083, respectively. For the three-month and six month periods ended June 30, 2007, the Company incurred of additional compensation expense related to SFAS 123R of $5,450 and $10,900, respectively. At June 30, 2008, all outstanding stock options are fully vested.

No stock options were issued, forfeited, or exercised in the three-month or six month periods ended June 30, 2008 and June 30, 2007. The value of vested options outstanding at June 30, 2008 was $1,670,430 for options issued under the 1999 Plan and $144,800 for options issued under the 2000 Plan. The fair value of options vested in 2008 is $21,800. Shares issued for option exercises are expected to come from authorized but unissued shares.

For the three-month and six month periods ended June 30, 2008, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of approximately $40,000 and $77,000 respectively. For the three-month and six-month periods ended June 30, 2007, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of approximately $31,600 and $60,900 respectively. The Company issued 10,487 shares of restricted share during the six month period ended June 30, 2008. The Company had 450 shares of restricted stock previously awarded that were forfeited due to the voluntary resignation of a Director prior to vesting.

The Company will incur total additional compensation cost of approximately $78,000 for the year ending December 31, 2008 related to restricted stock grants previously awarded. The Company will incur cost of approximately $136,000, $94,000, $54,000 and $16,000 in total compensation cost for the years ending December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

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

At June 30, 2008, the Company has 113 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $2 million (par value) in commercial paper consisting of two Ford Motor Credit bonds maturing in $1 million increments on October 1, 2008 and October 28, 2009. The Company’s quarterly financial analysis of Ford and Ford Motor Credit indicates the Ford has adequate levels and sources of liquidity to meet its funding needs through the maturity periods of the aforementioned bonds. The carrying amount of securities available for sale and their estimated fair values at June 30, 2008 is as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$3,996	—	—	3,996

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$45,750	242	(251)	45,741
Corporate bonds	2,025	—	(131)	1,894
Trust preferred securities	2,000	—	—	2,000
Municipal bonds	17,398	23	(430)	16,991
Mortgage-backed securities:
GNMA	20,560	5	(278)	20,287
FNMA	32,054	21	(634)	31,441
FHLMC	14,212	5	(215)	14,002
CMOs	17,039	84	(479)	16,644

	$151,038	380	(2,418)	149,000

The carrying amount of securities held to maturity and their estimated fair values at June 30, 2008 is as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities
U.S. government and agency securities:
Agency debt securities	$1,500	4	—	1,504

Mortgage-backed securities:
GNMA	454	4	—	458
FNMA	62	—	—	62

	516	4	—	520

	$2,016	8	—	2,024

At June 30, 2008, securities with a cost of approximately $60.7 million and a market value of approximately $60.0 million were pledged to various municipalities and the Federal Home Loan Bank of Cincinnati for deposits in excess of FDIC limits as well as for overnight borrowings as required by law.

At June 30, 2008, securities with a book value of approximately $19.1 million and a market value of approximately $19.0 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $17.1 million and a market value of $16.9 million. The first repurchase agreement in the amount of $6 million repurchase agreement and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10 million, has a maturity of September 5, 2014, is callable quarterly beginning September 5, 2008 and has a fixed rate of interest of 4.28%.

(5)	INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

	Summary Balance Sheet
	At June 30, 2008	At December 31, 2007
Asset—Investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	$10,310

Stockholders’ equity—Trust preferred securities	$10,000	$10,000
Common stock (100% owned by HopFed Bancorp, Inc.	$310	$310

Total stockholders’ equity	$10,310	$10,310

	Summary Income Statement
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income— Interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$151	$233	$343	$458

Net income	$151	$233	$343	$458

	Summary Statement of Stockholders’ Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning Balances, December 31, 2007	$10,000	$310	—	$10,310
Retained earnings:
Net income	—	—	$343	$343
Dividends
Trust preferred securities			$(333)	$(333)
Common paid to HopFed Bancorp, Inc	—	—	$(10)	$(10)

Total retained earnings	—	—	—	—

Ending balances, June 30, 2008	$10,000	$310	—	$10,310

(6)	FAIR VALUE OF ASSETS AND LIABILITIES

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value. The statement is effective for fiscal years beginning after November 15, 2007. The statement establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value of Measurements at June 30, 2008 Using
Description	Total carrying value in the consolidated balance sheet at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Assets

Available for sale securities	$147,000	—	$147,000	—

Impaired loans	$9,078	—	—	$9,078

Trust preferred securities	$2,000	—	—	$2,000

Bank owned life insurance	$7,858	—	$7,858	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2008 and December 31, 2007, and for the three and six month periods ended June 30, 2008 and June 30, 2007 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2007 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased by $18.8 million, from $808.4 million at December 31, 2007 to $827.2 million at June 30, 2008. Securities available for sale increased from $142.3 million at December 31, 2007 to $149.0 million at June 30, 2008. Federal funds sold decreased from $3.8 million at December 31, 2007 to $1.6 million at June 30, 2008. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $3.8 million at December 31, 2007 to $4.0 million at June 30, 2008. Total FHLB borrowings decreased $4.6 million, from $101.9 million at December 31, 2007 to $97.3 million at June 30, 2008. Total repurchase balances decreased from $37.2 million at December 31, 2007 to $34.9 million at June 30, 2008.

At June 30, 2008 and December 31, 2007, investments classified as “held to maturity” were carried at an amortized cost and had an estimated fair value of $2.0 million and $14.1 million, respectively. At June 30, 2008 and December 31, 2007, securities classified as “available for sale” had an amortized book value of $151.0 million and $142.8 million, respectively.

The loan portfolio increased $19.6 million during the six month period ended June 30, 2008. Net loans totaled $595.9 million and $576.3 million at June 30, 2008 and December 31, 2007, respectively. For the six month periods ended June 30, 2008 and June 30, 2007 and the twelve months ended December 31, 2007, the average tax equivalent yield on loans was 7.22%, 7.82% and 7.70% respectively. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2008, December 31, 2007 and June 30, 2007. At June 30, 2008, June 30, 2007 and December 31, 2007, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	6/30/2008 Amount	6/30/2008 Percent	12/31/2007 Amount	12/31/2007 Percent	6/30/2007 Amount	6/30/2007 Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$178,898	29.78%	$183,901	31.66%	$182,119	34.04%
Second mortgages (closed end)	8,429	1.40%	6,771	1.17%	6,393	1.19%
Home equity lines of credit	33,562	5.59%	32,216	5.55%	28,935	5.41%
Multi-family	29,732	4.95%	24,538	4.22%	20,696	3.87%
Commercial real estate	212,162	35.32%	183,168	31.53%	161,670	30.22%
Construction	55,434	9.23%	50,230	8.65%	51,493	9.62%

Total mortgage loans	518,217	86.27%	480,824	82.78%	451,306	84.35%

Loans secured by deposits	3,200	0.53%	4,419	0.76%	4,188	0.78%
Other consumer loans	20,803	3.46%	21,331	3.67%	21,056	3.94%
Commercial loans	58,502	9.74%	74,276	12.79%	58,474	10.93%

	600,722	100.00%	580,850	100.00%	535,024	100.00%

Deferred loan origination cost, net of income	288		244		483
Less allowance for loan losses	5,118		4,842		4,728

Total net loans	$595,892		$576,252		$530,779

The allowance for loan losses totaled $5.1 million at June 30, 2008, $4.8 million at December 31, 2007 and $4.7 million at June 30, 2007. The ratio of the allowance for loan losses to loans was 0.85% at June 30, 2008, 0.83% at December 31, 2007 and 0.88% at June 30, 2007. Also at June 30, 2008, non-performing loans, those loans 90 days or more past due, were $598,000, or 0.10% of total loans, compared to $593,000, or 0.10% of total loans, at December 31, 2007 and $593,000, or 0.11% at June 30, 2007. Non-performing assets, which include other real estate owned and other assets owned, were $1.0 million or 0.12% of total assets at June 30, 2008, compared to $915,000, or 0.12% of assets, at June 30, 2007 and $940,000, or 0.12% of assets at December 31, 2007.

The Company does not originate loans it considers sub-prime and is not aware of any exposure to the additional credit concerns associated with sub-prime lending in either the Company’s loan or investment portfolios. The Company’s loan portfolio includes construction and land development loan balances of approximately $55.4 million, or 9.2% of total loans. Management reports to the Company’s Board of Directors on the status of the Company’s specific construction and development loans as well as the market trends in those markets in which the Company actively participates.

The Company’s annualized net charge off ratios for the six-month periods ended June 30, 2008 and June 30, 2007 and the year ended December 31, 2007 were 0.21%, 0.09% and 0.11%, respectively. The ratios of allowance for loan losses to non-performing loans at June 30, 2008, June 30, 2007 and December 31, 2007 were 855.9%, 797.3% and 816.5%, respectively. The increase in the charge off ratio at June 30, 2008 was largely the result of two loans charged off during the first quarter of the year. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Six Month Period ended 6/30/2008	Six Month Period Ended 6/30/2007	Twelve Month Period Ended 12/31/2007
	(Dollars in Thousands)
Beginning balance
Allowance for loan loss	$4,842	$4,470	$4,470
Loans charged off:
Commercial loans	(231)	(44)	(110)
Consumer loans and overdrafts	(308)	(341)	(625)
Residential loans	(213)	(43)	(186)

Total charge offs	(752)	(428)	(921)

Recoveries	151	208	317

Net charge offs	(601)	(220)	(604)

Provision for loan loss expense	877	478	976

End of period balance	$5,118	$4,728	$4,842

Ratio of net charge offs to average outstanding loans during the period	0.21%	0.09%	0.11%

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At June 30, 2008 and December 31, 2007, the Company’s impaired loans totaled $9.1 million and $2.1 million, respectively. At June 30, 2008 and December 31, 2007, the Company’s reserve for impaired loans totaled $484,000 and $488,000, respectively.

In July 2008, a residential developer with an aggregate lending relationship of approximately $8.3 million filed Chapter 11 bankruptcy. At June 30, 2008, the customer was current on all loans with the Company. The Company’s specific reserve for this relationship was approximately $234,000. The Company is in the process of reviewing all appraisals and loan documentation associated with this relationship. The Company’s preliminary analysis indicates that the value of the collateral is adequate to pay all interest and principal balances due. At this time, the Company anticipates that the current reserve level for this lending relationship is adequate.

The Company had $392,000 in real estate owned and $22,000 of other assets owned at June 30, 2008. The Company’s non-performing assets at June 30, 2008 totaled $1.0 million, or 0.12% of total assets. At June 30, 2008, the Company had loans totaling $43.3 million classified as watch or special mention and loans totaling $9.1 million classified as impaired. Watch and special mention loans are not considered impaired but are reserved for based on potential weaknesses or higher levels of perceived risk due to the various factors, including unpredictable cash flows, a business operating in a challenging industry, or a new and significant relationship.

At June 30, 2008, deposits increased to $621.3 million from $598.8 million at December 31, 2007. The Company’s balances of brokered deposits increased from $19.8 million at December 31, 2007 to $31.6 million at June 30, 2008. The increase in brokered deposits was the result of pricing abnormalities in some of the Company’s markets, making brokered funds more cost effective. The Company will utilize brokered deposits to assist in the reduction of maturing FHLB advances. This change in funding sources is expected to reduce the Company’s cost of funds and improve its liquidity position.

The average cost of deposits during the six month periods ended June 30, 2008 and June 30, 2007 and the year ended December 31, 2007 was 3.39%, 3.71%, and 3.80%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net Income. Net income for the six months ended June 30, 2008 was $2,753,000, compared to net income of $2,130,000 for the six months ended June 30, 2007. The increase in the Company’s net income for the six month period ended June 30, 2008 was largely the result of changes in market interest rates. Lower short-term rates provided the Company the opportunity to reduce its cost of funds and sell selected securities with a net gain of approximately $700,000.

Net Interest Income. Net interest income for the six months ended June 30, 2008 was $11.4 million, compared to $10.1 million for the six months ended June 30, 2007. The increase in net interest income for the six months ended June 30, 2008 as compared to June 30, 2007 was largely due to a $74.3 million increase in the average balance of loans outstanding. To a lesser extent, the improvement in net interest margin has benefited from the reduction in the Company’s cost of funding interest earning assets, which has declined at a faster rate than the reduction of its net yield on interest earning assets.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the six months ended June 30, 2008, and June 30, 2007. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $139 for June 30, 2008, and $104 for June 30, 2007, for a tax equivalent rate using a cost of funds rate of 3.80% for June 30, 2008 and 4.25% for June 30, 2007. The table adjusts tax-free loan income by $136 for June 30, 2008 and $236 for June 30, 2007 for a tax equivalent rate using the same cost of funds rate.

(Table Amounts in Thousands, Except Percentages)

	Average Balance 6/30/2008	Income and Expense 6/30/2008	Average Rates 6/30/2008	Average Balance 6/30/2007	Income and Expense 6/30/2007	Average Rates 6/30/2007
Loans	$585,083	$21,114	7.22%	$510,816	$19,969	7.82%
Investments AFS taxable	132,851	3,193	4.81%	147,922	3,435	4.64%
Investment AFS tax free	17,524	463	5.28%	14,821	349	4.71%
Investment held to maturity	5,680	125	4.40%	18,086	396	4.38%
Federal funds	7,786	95	2.44%	9,883	254	5.14%

Total interest earning assets	748,924	24,990	6.67%	701,528	24,403	6.96%

Other assets	65,093			64,919

Total assets	$814,017			$766,447

Interest bearing deposits	$557,128	10,364	3.72%	$534,786	10,849	4.06%
Subordinated debentures	10,310	284	5.51%	10,310	395	7.66%
Repurchase agreements	35,859	600	3.35%	23,458	576	4.91%
FHLB borrowings	94,094	2,033	4.32%	90,906	2,114	4.65%

Total interest bearing liabilities	697,391	13,281	3.81%	659,460	13,934	4.23%

Non-interest bearing deposits	54,162			49,285
Other liabilities	5,191			5,228
Shareholders equity	57,273			52,474

Total liabilities and shareholder equity	$814,017			$766,447

Net change in interest bearing assets and liabilities		$11,709	2.86%		$10,469	2.73%

Net yield on interest earning assets		3.13%			2.98%

Interest Income. Interest income increased by $600,000 from $24.1 million to $24.7 million, during the six months ended June 30, 2008 compared to the same period in 2007. This increase primarily resulted from growth in the loan portfolio and helped to offset a 325 basis point decline in the prime rate. The average balance of loans receivable increased $74.3 million to $585.1 million at June 30, 2008 from $510.8 million at June 30, 2007. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.38% for the six months ended June 30, 2007 to 107.39% for the six months ended June 30, 2008.

Interest Expense. Interest expense decreased approximately $650,000 for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was primarily attributable to lower short term interest rates which offset a higher average balance of interest bearing deposits, Federal Home Loan Bank (FHLB) borrowings and repurchase agreements as compared to June 30, 2007. The average cost of average interest-bearing deposits declined from 4.06% at June 30, 2007 to 3.72% at June 30, 2008. Over the same period, the average balance of interest bearing deposits increased $22.3 million, from $534.8 million at June 30, 2007 to $557.1 million at June 30, 2008 and the average balance of funds borrowed from the FHLB increased $3.2 million, from $90.9 million at June 30, 2007 to $94.1 million at June 30, 2008. The average cost of average borrowed funds from the FHLB decreased from 4.65% at June 30, 2007 to 4.32% at June 30, 2008. The average cost of all deposits declined from 3.71% at June 30, 2007 to 3.39% at June 30, 2008. The average balance of repurchase agreements increased from $23.5 million at June 30, 2007 to $35.9 million at June 30, 2008. The average cost of repurchase agreements declined from 4.91% at June 30, 2007 to 3.35% at June 30, 2008.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $877,000 provision for loan loss was required for the six months ended June 30, 2008 compared to a $478,000 provision for loan loss expense for the six months ended June 30, 2007. The increase in the Company’s provision expense was largely the result in an increase in total loans outstanding.

Non-Interest Income. Non-interest income increased approximately $1.0 million in the six months ended June 30, 2008 as compared to the same period in 2007. For the six months ended June 30, 2008, gains on the sale of loans were $105,000 as compared to $52,000 in the same period in 2007. For the six months ended June 30, 2008, income from financial services was $519,000, compared to $585,000 for the same period in 2007. The Company realized gains on the sale of investments totaling $702,000 for the six months ended June 30, 2008. These gains were the result of the sale of agency bonds. In addition, two agency bonds classified as held to maturity with unearned discounts were called at par, contributing approximately $27,000 to the above mentioned gains. The proceeds from both sales and calls of agency bonds were reinvested in both loans and mortgage-back securities. For the six months ended June 30, 2008, income from bank owned life insurance declined by $35,000 as one insurance company reduced the rate of interest paid on its policies.

Non-Interest Expenses. There was a $940,000 increase in total non-interest expenses in the six months ended June 30, 2008 compared the same period in 2007. For the six months ended June 30, 2008, compensation expense increased to $5.8 million compared to $5.2 million for the six months ended June 30, 2007 largely due to the opening of three new retail offices during the period. Other operating expenses that increased by more than $100,000 were data processing expense and occupancy expense. The Company incurred $69,000 in expenses related to the reduction in market value of real estate owned properties.

Income Taxes. The effective tax rate for the six months ended June 30, 2008 was 30.8%, compared to 29.4% for the same period in 2007. The increase in the effective tax rate is due to large amount of gains on the sale of securities and increased income from taxable sources, all of which are taxed at 34%.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net Income. Net income for the three months ended June 30, 2008 was $1,261,000, compared to net income of $1,108,000 for the three months ended June 30, 2007. The increase in the Company’s net income for the three month period ended June 30, 2008 was largely the result of changes in market interest rates. Lower short-term rates early in the second quarter provided the Company an opportunity to reduce its cost of funds and sell selected securities with a net gain of approximately $168,000. Partially offsetting the Company’s improved net income levels was a $238,000 increase in the Company’s provision for loan loss expense resulting from an increase in total loans outstanding. Non-interest expenses increased by $513,000 as the Company opened two new retail banking locations in the last twelve months and entered into marketing agreements to greatly expand its ATM network.

Net Interest Income. Net interest income for the three months ended June 30, 2008 was $5.9 million, compared to $5.2 million for the three months ended June 30, 2007. The increase in net interest income for the three months ended June 30, 2008 as compared to June 30, 2007 was largely due to a $69.5 million increase in the average balance of loans outstanding and, to a lesser extent, lower short-term interest rates. For the three months ended June 30, 2008 and June 30, 2007, the tax equivalent yield on total interest earning assets declined to 6.57% from 7.06%. For the three month periods ended June 30, 2008 and June 30, 2007, the Company’s cost of interest bearing liabilities was 3.61% and 4.28%, respectively. The Company anticipates that the opportunity to liquidate $22 million in FHLB borrowings with an average cost of 5.22% during the second half of 2008 by using brokered deposits. The Company anticipates that it can reduce the funding cost for these borrowings by approximately 1%. The Company’s opportunities to further reduce it cost of deposits are limited by competitive pressures, as many large regional and super-regional banks are aggressively pricing time deposits.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the three months ended June 30, 2008, and June 30, 2007. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $70 for June 30, 2008, and $52 for June 30, 2007, for a tax equivalent rate using a cost of funds rate of 3.60% for June 30, 2008 and 4.30% for June 30, 2007. The table adjusts tax-free loan income by $73 for June 30, 2008 and $78 for June 30, 2007 for a tax equivalent rate using the same cost of funds rate.

(Table Amounts in Thousands, Except Percentages)

	Average Balance 6/30/2008	Income and Expense 6/30/2008	Average Rates 6/30/2008	Average Balance 6/30/2007	Income and Expense 6/30/2007	Average Rates 6/30/2007
Loans	$589,409	$10,372	7.04%	$519,888	$10,291	7.92%
Investments AFS taxable	131,606	1,613	4.90%	143,587	1,666	4.64%
Investment AFS tax free	17,190	230	5.35%	15,019	175	4.66%
Investment Held to maturity	2,310	28	4.85%	18,165	198	4.36%
Federal funds	7,434	36	1.94%	6,382	83	5.20%

Total interest earning assets	747,949	12,279	6.57%	703,041	12,413	7.06%

Other assets	64,572			65,775

Total assets	$812,521			$768,816

Interest bearing deposits	$556,291	$4,902	3.52%	$537,422	$5,529	4.12%
FHLB borrowings	91,604	965	4.21%	86,644	1,013	4.68%
Repurchase agreements	34,962	271	3.10%	26,395	328	4.97%
Subordinated debentures	10,310	122	4.73%	10,310	208	8.07%

Total interest bearing liabilities	693,167	6,260	3.61%	660,771	7,078	4.28%

Non-interest bearing deposits	56,471			50,512
Other liabilities	5,039			4,626
Stockholders’ equity	57,844			52,907

Total liabilities and stockholders’ equity	$812,521			$768,816

Net change in interest earning assets and interest bearing liabilities		$6,019	2.96%		$5,335	2.78%

Net yield on interest earning assets		3.22%			3.04%

Interest Income. Interest income decreased by $200,000, from $12.3 million to $12.1 million, during the three months ended June 30, 2008 compared to the same period in 2007. This decline was primarily resulted from a 325 basis point decline in the prime rate. For the three months ended June 30, 2008 and June 30, 2007, the average tax equivalent yield on average loans declined from 7.92% to 7.04%. The average balance of loans receivable increased $69.5 million to $589.4 million at June 30, 2008 from $519.9 million at June 30, 2007. As compared to the three month period ended June 30, 2007, the tax equivalent yields on investments improved by approximately 34 basis points despite lower market interest rates as the Company reduced its holdings of unsecured U.S. government agency debt and increased its holdings of mortgage backed securities and municipal bonds.

Interest Expense. Interest expense decreased approximately $800,000 for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease was attributable to sharply lower short term interest rates offsetting higher average balance of interest bearing deposits, FHLB borrowings and repurchase accounts as compared to June 30, 2007. The average cost of average interest-bearing deposits declined from 4.12% at June 30, 2007 to 3.52% at June 30, 2008. Over the same period, the average balance of interest bearing deposits increased $18.9 million, from $537.4 million at June 30, 2007 to $556.3 million at June 30, 2008 and the average balance of funds borrowed from the FHLB increased $5.0 million, from $86.6 million at June 30, 2007 to $91.6 million at June 30, 2008. The average cost of average borrowed funds from the FHLB decreased from 4.68% at June 30, 2007 to 4.21% at June 30, 2008. The average cost of all deposits declined from 3.76% at June 30, 2007 to 3.20% at June 30, 2008. The average balance of repurchase agreements increased from $26.4 million at June 30, 2007 to $35.0 million at June 30, 2008. The average cost of repurchase agreements declined from 4.97% at June 30, 2007 to 3.10% at June 30, 2008.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $476,000 provision for loan loss was required for the three months ended June 30, 2008 compared to a $238,000 provision for loan loss expense for the three months ended June 30, 2007. The increase in provision expense is attributable to loan growth and local economic conditions.

Non-Interest Income. There was a $300,000 increase in non-interest income in the three months ended June 30, 2008 as compared to the same period in 2007. For the three-month period ended June 30, 2008, service charge income was $1.1 million, an increase of $100,000 over the same period in 2007. The increase in service charge income is largely the result of the increased number of checking accounts. For the three months ended June 30, 2008, gains on the sale of loans were $41,000 as compared to $25,000 in the same period in 2007. For the three months ended June 30, 2008, income from financial services was $279,000, compared to $284,000 for the same period in 2007. The Company realized gains on the sale of investments totaling $168,000 for the three months ended June 30, 2008.

Non-Interest Expenses. There was a $500,000 increase in total non-interest expenses in the three months ended June 30, 2008 compared the same period in 2007. For the three months ended June 30, 2008, compensation expense increased to $2.9 million compared to $2.6 million for the three months ended June 30, 2007 largely due to the opening of three new offices during the period. For the three month periods ended June 30, 2008 and June 30, 2007, the only other operating expenses that increased by more than $50,000 were data processing expense, occupancy expense, and advertising expenses related to the Company’s checking account promotion.

Income Taxes. The effective tax rate for the three months ended June 30, 2008 was 31.1%, compared to 29.9% for the same period in 2007. The increase in the effective tax rate is due to large amount of gains on the sale of securities and increased income from taxable sources, all taxed at a rate of 34%.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans and proceeds from maturing investment securities. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $1.1 million dollars in cash flow per month over the remaining six months of 2008. Additional cash flows from agency securities are highly dependent on market interest rates. This cash flow will be used to fund additional loan growth, reduce FHLB borrowings, and to replace more expensive deposits. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2008, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2008:

	At June 30, 2008
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Tangible Capital	60,892	7.41%	59,242	7.23%
Core Capital	60,892	7.41%	59,242	7.23%
Risk-Based Capital	66,010	11.11%	64,361	10.84%

At June 30, 2008, the Bank had outstanding commitments to originate loans of approximately $640,000 and undisbursed commitments on loans outstanding of $56.1 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from June 30, 2008, totaled $269.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

At June 30, 2008, the Bank has outstanding borrowings of $97.3 million from the FHLB with maturities ranging from overnight borrowing to nine years. In addition, the FHLB has issued letters of credit total $51.7 million using the Bank’s borrowing based as collateral. In addition to $6.5 million in overnight borrowings, the Company has $22 million of FHLB borrowings that will mature in the next four months with a weighted average rate of 5.22%.

The Company’s FHLB borrowings are secured by a blanket security agreements pledging the Bank’s 1-4 family first mortgage loans, multi-family real estate loans and non-residential real estate loans. At June 30, 2008, the Bank has approximately $178.9 million in closed end 1-4 family first mortgages, $212.2 million in non-residential real estate loans and $29.7 million in multi-family real estate loans that may be pledged under these agreements.

At June 30, 2008, the Bank had additional borrowing capacity with the FHLB of approximately $9.5 million. A schedule of FHLB borrowings at June 30, 2008 is provided below:

Advance Type	Balance	Weighted Average Rate	Weighted Average Maturity
Fixed rate	$90,808,768	4.54%	4.15 years
Overnight	$6,500,000	2.34%	daily

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2008, the Company had the following off-balance sheet commitments:

(Dollars in Thousands)
Commitments to extend credit	$56,140
Standby letters of credit	$3,840
Unused commercial lines of credit	$11,955
Unused home equity lines of credit	$32,834
Non-cancelable lease obligations	$80

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

In February 2008, the FASB issued FASB State Position No. 157-2. The staff position delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009 for items within the scope of the staff position.

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

In March 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. This issue provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106-Employees’s Account for Postretirement Benefits Other Than Pensions if, in substance, a post retirement benefit plan exist or Accounting Principles Board Opinion 12 if the arrangement is, in substance, an individual deferred compensation contract. EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 was effective for the Company dated January 1, 2008. The Company’s adoption of this EITF did not have a material impact on its consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board issued SFAS 141R, Business Combinations. SFAS 141R clarified the definitions of both a business combination and a business. All business combinations will be accounted for under the purchase method. This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related cost. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the provisional amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments to the provisional amounts are done so retrospectively and require a restatement of prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 31, 2008. The Company has not determined the impact of SFAS 141R on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company does not anticipate that the adoption of FASB No. 161 will have a material impact on the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective sixty days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three months ended June 30, 2008. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% and 2% increase in interest rates will result in a $230,000 and $340,000 increase to the Company’s net interest margin, respectively. A 1% or 2% reduction in interest rates will result in a $380,000 and $540,000 decline in net interest income. These anticipated results represent a significant change as compared to December 31, 2007 due to the re-pricing of the investment portfolio and time deposits.

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

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2008.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three-month and six-month periods ended June 30, 2008 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Effective in 2009, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404(a) requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, Section 404(b) requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management has established policies and procedures to assess and report on internal controls, and has retained an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 in reference to Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2008 – April 30, 2008	—	—	95,950	29,050
May 1, 2008 – May 31, 2008	—	—	95,950	29,050
June 1, 2008 – June 30, 2008	—	.—	95,950	29,050

Total	—	—	95,950	29,050

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of June 30, 2008, a total of 95,950 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 504,859 shares of common stock under all current and prior repurchase programs. The Company’s current repurchase plan expires September 30, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 21, 2008, the Company held its Annual Meeting of Stockholders’ at which time the following matter was considered and voted on:

Proposal I - Election of Directors

Nominees	For	Withheld
Boyd Clark	2,869,887	52,306

Dr. Harry J. Dempsey	2,880,358	41,835

Gilbert E. Lee	2,880,477	41,716

There were no abstentions or broker non-votes

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 14, 2008	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 14, 2008	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer