Form 10-Q
period 2008-09-30
HOPFED BANCORP INC
filed 2008-11-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of November 11, 2008, the Registrant had issued and outstanding 3,583,574 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$11,101	17,343
Interest-earning deposits in Federal Home Loan Bank	1,235	931
Federal funds sold	9,280	3,755

Cash and cash equivalents	21,616	22,029
Federal Home Loan Bank stock, at cost	4,050	3,836
Securities available for sale	144,171	142,310
Securities held to maturity, market value of $505 at September 30, 2008 and $14,109 at December 31, 2007	499	14,095
Loans receivable, net of allowance for loan losses of $5,749 at September 30, 2008 and $4,842 at December 31, 2007	621,485	576,252
Accrued interest receivable	4,931	5,235
Real estate and other assets owned	351	347
Bank owned life insurance	7,926	7,723
Premises and equipment, net	26,779	27,260
Deferred tax assets	1,691	823
Intangible asset	2,022	2,665
Goodwill	4,989	4,989
Other assets	2,925	788

Total assets	$843,435	808,352

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$59,341	$52,226
Interest-bearing accounts:
NOW accounts	91,820	101,706
Savings and money market accounts	60,113	63,560
Other time deposits	435,431	381,261

Total deposits	646,705	598,753

Advances from Federal Home Loan Bank	91,412	101,882
Repurchase agreements	32,558	37,199
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	449	316
Dividends payable	440	438
Accrued expenses and other liabilities	5,108	3,651

Total liabilities	786,982	752,549

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized - 500,000 shares; none issued or outstanding at September 30, 2008 and December 31, 2007	$—	—
Common stock, par value $.01 per share; authorized 7,500,000 shares; 4,089,129 issued and 3,581,770 outstanding at September 30, 2008 and 4,079,092 issued and 3,592,033 outstanding at December 31, 2007	41	41
Additional paid-in-capital	26,201	26,077
Retained earnings-substantially restricted	38,670	36,065
Treasury stock (at cost, 507,359 shares at September 30, 2008 and 487,059 shares at December 31, 2007)	(6,395)	(6,112)
Accumulated other comprehensive loss, net of taxes	(2,064)	(268)

Total stockholders’ equity	56,453	55,803

Total liabilities and stockholders’ equity	$843,435	808,352

The balance sheet at December 31, 2007 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousand)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans receivable	10,345	10,397	31,323	30,130
Investment in securities, taxable	1,750	1,772	5,068	5,603
Nontaxable securities available for sale	153	129	477	374
Interest-earning deposits	23	93	118	347

Total interest and dividend income	12,271	12,391	36,986	36,454

Interest expense:
Deposits	4,967	5,635	15,331	16,484
Advances from Federal Home Loan Bank	985	1,145	3,018	3,259
Repurchase agreements	256	403	856	979
Subordinated debentures	121	192	405	587

Total interest expense	6,329	7,375	19,610	21,309

Net interest income	5,942	5,016	17,376	15,145
Provision for loan losses	805	224	1,682	702

Net interest income after provision for loan losses	5,137	4,792	15,694	14,443

Non-interest income:
Service charges	1,250	1,076	3,420	2,968
Merchant card income	148	125	432	361
Gain on sale of loans	7	30	112	82
Gain on sale of securities	16	—	718	—
Income from bank owned life insurance	68	77	203	247
Financial services commission	321	294	840	879
Other operating income	240	275	826	847

Total non-interest income	2,050	1,877	6,551	5,384

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Non-interest expenses:
Salaries and benefits	2,875	2,729	8,667	7,927
Occupancy expense	726	683	2,112	1,945
Data processing expense	582	477	1,685	1,359
State deposit tax	128	145	384	411
Intangible amortization expense	204	224	643	705
Professional services expense	265	337	815	1,113
Advertising expense	313	236	910	741
Postage and communications expense	162	151	476	398
Supplies expense	86	87	253	270
Other operating expenses	272	165	749	506

Total non-interest expense	5,613	5,234	16,694	15,375

Income before income tax expense	1,574	1,435	5,551	4,452
Income tax expense	425	410	1,649	1,297

Net income	$1,149	$1,025	$3,902	$3,155

Net income per share, basic	$0.32	$0.29	$1.09	$0.87

Net income per share, diluted	$0.32	$0.28	$1.08	$0.87

Dividend per share	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding—basic	3,578,924	3,584,053	3,592,525	3,607,870

Weighted average shares outstanding—diluted	3,583,018	3,607,093	3,604,581	3,628,455

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,149	$1,025	$3,902	$3,155
Other comprehensive income, net of tax -
Unrealized holding gains (loss) arising during the period net of tax effect of $365 and ($711) for the three months ended September 30, 2008 and 2007, respectively; and $665 and ($417) for the nine months ended September 30, 2008 and 2007, respectively.	(708)	1,380	(1,290)	810
Reclassification adjustment for loss on derivative, net of tax of $8 and $24 for the three and nine months ended September 30, 2008 and 2007, respectively.	(16)	(16)	(48)	(48)
Reclassification adjustment for gains included in net income net of taxes of $6 and $235 for the three and nine month periods ended September 30, 2008, respectively.	(11)	—	(458)	—

Comprehensive income	$414	$2,389	$2,106	$3,917

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2008

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance January 1, 2008	$41	26,077	36,065	(6,112)	(268)	55,803
Net income	—	—	3,902	—	—	3,902
Net change in unrealized losses on securities available for sale, net of taxes of $900	—	—	—	—	(1,748)	(1,748)
Loss on derivatives, net of taxes of $24	—	—	—	—	(48)	(48)
Purchase of treasury stock	—	—	—	(283)	—	(283)
Dividends ($0.36 per share)	—	—	(1,297)	—	—	(1,297)
Compensation expense, options	—	9	—	—	—	9
Compensation expense, restricted stock awards	—	115	—	—	—	115

Balance September 30, 2008	$41	26,201	38,670	(6,395)	(2,064)	56,453

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net cash provided by operating activities	$5,555	$5,863

Cash flows from investing activities:
Proceeds from calls and maturities of securities held to maturity	13,632	117
Proceeds from sales, calls and maturities of securities available for sale	76,997	67,946
Purchase of securities available for sale	(80,945)	(22,995)
Net increase in loans	(47,063)	(64,414)
Purchase of Federal Home Loan Bank stock	(57)	(197)
Proceeds from sale of foreclosed asset	685	383
Purchase of premises and equipment	(611)	(2,810)

Net cash used in investing activities	(37,362)	(21,970)

Cash flows from financing activities:
Net decrease in demand deposits	(6,218)	(8,735)
Net increase in time deposits	54,170	21,564
Net increase in advance payments by borrowers for taxes and insurance	133	210
Advances from Federal Home Loan Bank	134,810	75,000
Repayment of advances from Federal Home Loan Bank	(145,280)	(86,341)
Net increase (decrease) in repurchase agreements	(4,641)	20,485
Purchase of treasury stock	(283)	(556)
Dividends paid	(1,297)	(1,298)

Net cash provided by financing activities	31,394	20,329

Increase (decrease) in cash and cash equivalents	(413)	4,222
Cash and cash equivalents, beginning of period	22,029	21,883

Cash and cash equivalents, end of period	$21,616	$26,105

Supplemental disclosures of cash flow information:
Interest paid	$9,716	$9,800

Income taxes paid	2,410	1,467

Loans charged off	981	595

Foreclosures and in substance foreclosures of loans during year	689	394

Capitalized interest	—	27

Unrealized gain (loss) on AFS investments	(2,648)	1,277

Increase in deferred tax asset related to unrealized losses on investments	900	(417)

Dividends declared and payable	446	440

Issue of unearned restricted stock	142	123

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2008.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-month and nine-month periods ended September 30, 2008 and 2007. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	For the Three Month Periods Ended September 30,
	2008	2007
Basic IPS:
Net income	$1,149,000	$1,025,000
Average common shares outstanding	3,578,924	3,584,053

Net income per share	$0.32	$0.29

Diluted IPS:
Net income	1,149,000	1,025,000

Average common shares outstanding	3,578,924	3,584,053
Diluted effect of stock options	4,094	23,040

Average diluted shares outstanding	3,583,018	3,607,093

Diluted income per share	$0.32	$0.28

	For the Nine Month Periods Ended September 30,
	2008	2007
Basic IPS:
Net income	$3,902,000	$3,155,000

Average common shares outstanding	3,592,525	3,607,870

Net income per share	$1.09	$0.87

Diluted IPS:
Net income	3,902,000	3,155,000

Average common shares outstanding	3,592,525	3,607,870
Diluted effect of stock options	12,056	20,585

Average diluted shares outstanding	3,604,581	3,628,455

Diluted income per share	$1.08	$0.87

(3)	STOCK COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Accounting for Stock Based Compensation using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The financial statement dated March 31, 2006 is the first to reflect the impact of adopting SFAS No. 123R. For the nine month period ended September 30, 2008, the Company incurred additional compensation expense related to SFAS 123R of $9,083. For the three month period ended September 30, 2008, the Company did not incur compensation expense related to SFAS 123R. For the three-month and nine-month periods ended September 30, 2007, the Company incurred of additional compensation expense related to SFAS 123R of $5,450 and $16,350, respectively. At September 30, 2008, all outstanding stock options are fully vested.

No stock options were issued, forfeited, or exercised in the three-month or nine month periods ended September 30, 2008 and September 30, 2007. The value of vested options outstanding at September 30, 2008 was $1,670,430 for options issued under the 1999 Plan and $144,800 for options issued under the 2000 Plan. The fair value of options vested in 2008 is $21,800. Shares issued for option exercises are expected to come from authorized but unissued shares.

For the three-month and nine month periods ended September 30, 2008, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of approximately $38,000 and $115,000 respectively. For the three-month and nine-month periods ended September 30, 2007, the Company incurred compensation cost related to the HopFed Bancorp Inc. 2004 Long Term Incentive Plan of approximately $38,500 and $99,400 respectively. The Company issued 10,487 shares of restricted stock during the nine-month period ended September 30, 2008. The Company had 450 shares of restricted stock previously awarded that were forfeited due to the voluntary resignation of a Director prior to vesting.

The Company will incur total additional compensation cost of approximately $38,000 for the year ending December 31, 2008 related to restricted stock grants previously awarded. The Company will incur cost of approximately $134,000, $93,000, $54,000 and $16,000 in total compensation cost for the years ending December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

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

At September 30, 2008, the Company has 115 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $2 million (par value) in commercial paper consisting of two Ford Motor Credit bonds maturing in $1.0 million increments on October 1, 2008 and October 28, 2009. The Company’s quarterly financial analysis of Ford and Ford Motor Credit indicates the Ford’s financial condition has weakened significantly and its negative rate of cash flow has increased substantially in the last three months. The Company will monitor both financial and political events as it relates to Ford and all automakers in the next three months. If Ford’s financial prospects decline further, the Company will carefully consider impairment at December 31, 2008.

The carrying amount of securities available for sale and their estimated fair values at September 30, 2008 is as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$4,050	—	—	4,050

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$47,844	142	(503)	47,483
Corporate bonds	2,019	—	(215)	1,804
Trust preferred securities	2,000	—	(377)	1,623
Municipal bonds	17,081	12	(1,032)	16,061
Mortgage-backed securities:
GNMA	19,886	3	(93)	19,796
FNMA	29,752	60	(415)	29,397
FHLMC	12,695	10	(145)	12,560
CMOs	16,021	94	(668)	15,447

	$147,298	321	(3,448)	144,171

The carrying amount of securities held to maturity and their estimated fair values at September 30, 2008 are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities

Mortgage-backed securities:
GNMA	439	6	—	445
FNMA	60	—	—	60

	$499	6	—	505

At September 30, 2008, securities with a cost of approximately $65.9 million and a market value of approximately $65.0 million were pledged to various municipalities and the Federal Home Loan Bank of Cincinnati for deposits in excess of FDIC limits as well as for overnight borrowings as required by law.

At September 30, 2008, securities with a book value of approximately $16.8 million and a market value of approximately $16.6 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $17.1 million and a market value of $17.0 million. The first repurchase agreement in the amount of $6.0 million repurchase agreement and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10 million, has a maturity of September 5, 2014, is callable quarterly and has a fixed rate of interest of 4.28%.

On September 29, 2008, the Company entered into a seven year interest rate swap in the amount of $10 million. The purpose of this interest rate swap was to fix the cost of the Company’s Trust Preferred Securities issued on September 25, 2003. The Company will receive a variable rate of interest equal to the three-month London Interbank Overnight Rate (Libor). During the seven year term, the Company will pay a fixed rate of interest at 4.17%. Terms and conditions of the swap were structured to closely mirror the terms of the HopFed Capital Trust 1.

(5)	INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of Hopfed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

	Summary Balance Sheet
	At September 30, 2008	At December 31, 2007
Asset - Investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	$10,310

Stockholders’ equity - Trust preferred securities	$10,000	$10,000
Common stock (100% owned by HopFed Bancorp, Inc.	$310	$310

Total stockholders’ equity	$10,310	$10,310

	Summary Income Statement
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income - interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$151	223	494	681

Net income	$151	223	494	681

	Summary Statement of Stockholders’ Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2007	$10,000	310	—	10,310
Retained earnings:
Net income	—	—	494	494
Dividends
Trust preferred securities			(479)	(479)
Common paid to HopFed Bancorp, Inc	—	—	(15)	(15)

Total retained earnings	—	—	—	—

Ending balances, September 30, 2008	$10,000	310	—	10,310

(6)	FAIR VALUE OF ASSETS AND LIABILITIES

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value. The statement was effective for fiscal years beginning after November 15, 2007. The statement establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without exclusively on quoted prices for the individual securities in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments and considering the fair value of any assigned collateral.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value of Measurements at September 30, 2008 Using
Description	Total carrying value in the consolidated balance sheet at 9/30/2008	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Available for sale securities	$142,548	—	$142,548	—
Impaired loans	$14,903	—	—	$14,903
Trust preferred securities	$1,623	—	—	$1,623
Bank owned life insurance	$7,926	—	$7,926	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2008 and December 31, 2007, and for the three and nine month periods ended September 30, 2008 and September 30, 2007 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2007 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased by $35.0 million, from $808.4 million at December 31, 2007 to $843.4 million at September 30, 2008. Securities available for sale increased from $142.3 million at December 31, 2007 to $144.2 million at September 30, 2008. Federal funds sold increased from $3.8 million at December 31, 2007 to $9.3 million at September 30, 2008. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $3.8 million at December 31, 2007 to $4.1 million at September 30, 2008. Total FHLB borrowings decreased $10.5 million, from $101.9 million at December 31, 2007 to $91.4 million at September 30, 2008. Total repurchase balances decreased from $37.2 million at December 31, 2007 to $32.6 million at September 30, 2008.

At September 30, 2008 and December 31, 2007, investments classified as “held to maturity” were carried at an amortized cost and had an estimated fair value of $499,000 and $14.1 million, respectively. At September 30, 2008 and December 31, 2007, securities classified as “available for sale” had an amortized book value of $147.3 million and $142.8 million, respectively.

The loan portfolio increased $45.2 million during the nine month period ended September 30, 2008. Net loans totaled $621.5 million and $576.3 million at September 30, 2008 and December 31, 2007, respectively. For the nine month periods ended September 30, 2008 and September 30, 2007 and the twelve months ended December 31, 2007, the average tax equivalent yield on loans was 7.09%, 7.76% and 7.70% respectively. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2008, December 31, 2007 and September 30, 2007.

At September 30, 2008, September 30, 2007 and December 31, 2007, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	9/30/2008	9/30/2008	12/31/2007	12/31/2007	9/30/2007	9/30/2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$180,960	28.86%	$183,901	31.66%	$184,050	32.72%
Second mortgages (closed end)	8,769	1.40%	6,771	1.17%	6,715	1.19%
Home equity lines of credit	34,268	5.47%	32,216	5.55%	31,387	5.58%
Multi-family	34,780	5.55%	24,538	4.22%	23,710	4.22%
Commercial real estate	218,745	34.88%	183,168	31.53%	176,845	31.44%
Construction	60,475	9.65%	50,230	8.65%	45,394	8.07%

Total mortgage loans	537,997	85.81%	480,824	82.78%	468,101	83.22%

Loans secured by deposits	3,192	0.51%	4,419	0.76%	3,730	0.66%
Other consumer loans	20,431	3.26%	21,331	3.67%	21,507	3.82%
Commercial loans	65,315	10.42%	74,276	12.79%	69,148	12.30%

Total other loans	88,938	14.19%	100,026	17.22%	94,385	16.78%

Total loans, gross	626,935	100.00%	580,850	100.00%	562,486	100.00%

Deferred loan origination cost, net of income	299		244		431
Less allowance for loan losses	5,749		4,842		4,840

Total net loans	$621,485		$576,252		$558,077

The allowance for loan losses totaled $5.7 million at September 30, 2008, $4.8 million at December 31, 2007 and $4.8 million at September 30, 2007. The ratio of the allowance for loan losses to loans was 0.92% at September 30, 2008, 0.83% at December 31, 2007 and 0.86% at September 30, 2007. Also at September 30, 2008, non-performing loans, defined as loans past due ninety days or more, were $8.4 million, or 1.34% of total loans, compared to $593,000, or 0.10% of total loans, at December 31, 2007 and $755,000, or 0.13% at September 30, 2007. Non-performing assets, which include other real estate owned and other assets owned, were $8.8 million or 1.04% of total assets at September 30, 2008, compared to $1.1 million, or 0.14% of assets, at September 30, 2007 and $940,000, or 0.12% of assets at December 31, 2007.

The increase in non-performing loans is the result of a bankruptcy filing of one large residential developer. The relationship has an aggregate balance of approximately $7.3 million and is secured with numerous properties including both developed and undeveloped land, fully completed single family and duplex residences, office buildings and other various pieces of collateral. Management anticipates the liquidation of these properties will take six to twelve months and that the Company’s losses will be minimal.

The Company does not originate loans it considers sub-prime and is not aware of any exposure to the additional credit concerns associated with sub-prime lending in either the Company’s loan or investment portfolios. The Company’s loan portfolio includes construction and land development loan balances of approximately $60.5 million, or 9.7% of total loans. Management reports to the Company’s Board of Directors on the status of the Company’s specific construction and development loans as well as the market trends in those markets in which the Company actively participates.

The Company’s annualized net charge off ratios for the nine-month periods ended September 30, 2008 and September 30, 2007 and the year ended December 31, 2007 were 0.17%, 0.09% and 0.11%, respectively. The ratios of allowance for loan losses to non-performing loans at September 30, 2008, September 30, 2007 and December 31, 2007 were 68.4%, 641.1% and 816.5%, respectively.

The increase in the charge off ratio at September 30, 2008 was largely the result of two loans charged off during the first quarter of the year. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Nine Month Period ended 9/30/2008	Nine Month Period Ended 9/30/2007	Year Ended 12/31/2007
		(Dollars in Thousands)
Beginning balance
Allowance for loan loss	$4,842	$4,470	$4,470
Loans charged off:
Commercial loans	(241)	(44)	(110)
Consumer loans and overdrafts	(486)	(477)	(625)
Residential loans	(254)	(74)	(186)

Total charge offs	(981)	(595)	(921)

Recoveries	206	263	317

Net charge offs	(775)	(332)	(604)

Provision for loan loss expense	1,682	702	976

End of period balance	$5,749	$4,840	$4,842

Ratio of net charge offs to average outstanding loans during the period	0.17%	0.09%	0.11%

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At September 30, 2008 and December 31, 2007, the Company’s impaired loans totaled $14.9 million and $2.1 million, respectively. At September 30, 2008 and December 31, 2007, the Company’s reserve for impaired loans totaled approximately $775,000 and $488,000, respectively.

The increase in impaired loans is the result of a bankruptcy filing of one residential developer with an aggregate lending relationship of approximately $7.3 million. At September 30, 2008, the Company’s specific reserve for this relationship was approximately $175,000. The Company is in the process of reviewing all appraisals and loan documentation associated with this relationship. The Company’s preliminary analysis indicates that the value of the collateral is adequate to pay all interest and principal balances due. At this time, the Company anticipates that the current reserve level for this lending relationship is adequate.

The Company had $346,000 in real estate owned and $5,000 of other assets owned at September 30, 2008. At September 30, 2008, the Company had loans totaling $64.9 million classified as watch or special mention and loans totaling $14.9 million classified as impaired. Watch and special mention loans are not considered impaired but are reserved for based on potential weaknesses or higher levels of perceived risk due to the various factors, including unpredictable cash flows, a business operating in a challenging industry, or a new and significant relationship.

At September 30, 2008, deposits increased to $646.7 million from $598.8 million at December 31, 2007. The Company’s balances of brokered deposits increased from $19.8 million at December 31, 2007 to $72.7 million at September 30, 2008. The increase in brokered deposits was the result of pricing abnormalities in the credit markets, making brokered deposits up to 0.50% lower as compared to for one year deposits. Recent developments in the credit markets have forced large regional banks to price time deposits in an increasingly aggressive manner. The new pricing practice of regional banks will result in an increase in the Company’s cost of funds as the Company must increase its deposit rates in order to maintain adequate liquidity levels.

The average cost of deposits during the nine month periods ended September 30, 2008 and September 30, 2007 and the year ended December 31, 2007 was 3.30%, 3.77%, and 3.80%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net Income. Net income for the nine months ended September 30, 2008 was $3,902,000, compared to net income of $3,155,000 for the nine months ended September 30, 2007. The increase in the Company’s net income for the nine month period ended September 30, 2008 was largely the result of changes in market interest rates. Lower short-term rates provided the Company the opportunity to reduce its cost of funds and sell selected securities with a net gain of approximately $700,000.

Net Interest Income. Net interest income for the nine months ended September 30, 2008 was $17.4 million, compared to $15.1 million for the nine months ended September 30, 2007. The increase in net interest income for the nine months ended September 30, 2008 as compared to September 30, 2007 was largely due to a $71.8 million increase in the average balance of loans outstanding. To a lesser extent, the improvement in net interest margin has benefited from the reduction in the Company’s cost of funding interest earning assets, which has declined at a faster rate than the reduction of its net yield on interest earning assets.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the nine months ended September 30, 2008, and September 30, 2007. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses.

The table adjusts tax-free investment income by $207 for September 30, 2008, and $156 for September 30, 2007, for a tax equivalent rate using a cost of funds rate of 3.70% for September 30, 2008 and 4.30% for September 30, 2007. The table adjusts tax-free loan income by $209 for September 30, 2008 and $201 for September 30, 2007 for a tax equivalent rate using the same cost of funds rate.

	(Table Amounts in Thousands, Except Percentages)

	Average Balance 9/30/2008	Income and Expense 9/30/2008	Average Rates 9/30/2008	Average Balance 9/30/2007	Income and Expense 9/30/2007	Average Rates 9/30/2007
Loans	$593,088	$31,532	7.09%	$521,333	$30,331	7.76%
Investments AFS taxable	133,479	4,919	4.91%	142,356	5,010	4.69%
Investment AFS tax free	17,311	684	5.27%	14,931	530	4.73%
Investment held to maturity	4,428	150	4.52%	18,020	593	4.39%
Federal funds	6,522	118	2.41%	9,076	347	5.10%

Total interest earning assets	754,828	37,403	6.61%	705,716	36,811	6.95%

Other assets	64,567			65,414

Total assets	$819,395			$771,130

Interest bearing deposits	$563,255	15,331	3.63%	$533,924	16,484	4.12%
FHLB borrowings	93,775	3,018	4.29%	93,478	3,259	4.65%
Repurchase agreements	34,661	856	3.29%	26,715	979	4.89%
Subordinated debentures	10,310	405	5.24%	10,310	587	7.59%

Total interest bearing liabilities	702,001	19,610	3.72%	664,427	21,309	4.28%

Non-interest bearing deposits	55,369			49,769
Other liabilities	5,110			5,022
Shareholders equity	56,915			51,912

Total liabilities and shareholder equity	$819,395			$771,130

Net change in interest bearing assets and liabilities		$17,793	2.89%		$15,502	2.67%

Net yield on interest earning assets		3.14%			2.93%

Interest Income. Interest income increased by approximately $500,000 from $36.5 million to $37.0 million, during the nine months ended September 30, 2008 compared to the same period in 2007. The modest increase in total interest income is the result of strong loan growth, offsetting a 375 basis point decline in the prime rate. The average balance of loans receivable increased $71.8 million to $593.1 million at September 30, 2008 from $521.3 million at September 30, 2007. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.21% for the nine months ended September 30, 2007 to 107.53% for the nine months ended September 30, 2008.

Interest Expense. Interest expense decreased approximately $1.7 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease was primarily attributable to lower short term interest rate which was offset by a higher average balance of interest bearing deposits, and an increase in repurchase agreements as compared to September 30, 2007. The average cost of average interest-bearing deposits declined from 4.12% at September 30, 2007 to 3.63% at September 30, 2008.

Over the same period, the average balance of interest bearing deposits increased $29.4 million, from $533.9 million at September 30, 2007 to $563.3 million at September 30, 2008 and the average balance of funds borrowed from the FHLB increased approximately $300,000, from $93.5 million at September 30, 2007 to $93.8 million at September 30, 2008. The average cost of average borrowed funds from the FHLB decreased from 4.65% at September 30, 2007 to 4.29% at September 30, 2008.

The average cost of all deposits declined from 3.77% at September 30, 2007 to 3.30% at September 30, 2008. The average balance of repurchase agreements increased from $26.7 million at September 30, 2007 to $34.7 million at September 30, 2008. The average cost of repurchase agreements declined from 4.89% at September 30, 2007 to 3.29% at September 30, 2008.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.7 million of provision for loan loss was required for the nine months ended September 30, 2008 compared to a $702,000 provision for loan loss expense for the nine months ended September 30, 2007. The increase in the Company’s provision expense was largely the result in an increase in total loans outstanding.

Non-Interest Income. Non-interest income increased approximately $1.1 million in the nine months ended September 30, 2008 as compared to the same period in 2007. For the nine months ended September 30, 2008, gains on the sale of loans were $112,000 as compared to $82,000 in the same period in 2007. For the nine months ended September 30, 2008, income from financial services was $840,000, compared to $879,000 for the same period in 2007. The Company realized gains on the sale of investments totaling $718,000 for the nine months ended September 30, 2008. These gains were the result of the sale of agency bonds. In addition, two agency bonds classified as held to maturity with unearned discounts were called at par, contributing approximately $27,000 to the above mentioned gains. The proceeds from both sales and calls of agency bonds were reinvested in both loans and mortgage-back securities. For the nine months ended September 30, 2008, income from bank owned life insurance declined by $44,000 as one insurance company reduced the rate of interest paid on its policies.

Non-Interest Expenses. There was a $1.3 million increase in total non-interest expenses in the nine months ended September 30, 2008 compared the same period in 2007. For the nine months ended September 30, 2008, compensation expense increased to $8.7 million compared to $7.9 million for the nine months ended September 30, 2007 largely due to the opening of two new retail offices during the period. The increase in advertising expenses and postage expenses are related to the Company’s direct marketing campaign focus on demand deposit growth. The increase in data processing and occupancy expenses are related the addition of two retail offices.

Income Taxes. The effective tax rate for the nine months ended September 30, 2008 was 29.7%, compared to 29.1% for the same period in 2007. The increase in the effective tax rate is due to large amount of gains on the sale of securities and increased income from taxable sources, all of which are taxed at 34%. The Company does not pay Kentucky income taxes but does pay a 6% tax on all Tennessee income.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Net Income. Net income for the three months ended September 30, 2008 was $1,149,000, compared to net income of $1,025,000 for the three months ended September 30, 2007. The increase in the Company’s net income for the three month period ended September 30, 2008 was largely the result of an increase in interest earning assets and changes in market interest rates. Partially offsetting the Company’s improved net income levels was a $581,000 increase in the Company’s provision for loan loss expense resulting from an increase in total loans outstanding. Non-interest expenses increased by $379,000 as the Company opened two new retail banking locations in the last twelve months and entered into marketing agreements to greatly expand its ATM network.

Net Interest Income. Net interest income for the three months ended September 30, 2008 was $6.0 million, compared to $5.0 million for the three months ended September 30, 2007. The increase in net interest income for the three months ended September 30, 2008 as compared to September 30, 2007 was largely due to a $66.9 million increase in the average balance of loans outstanding and, to a lesser extent, lower short-term interest rates. For the three months ended September 30, 2008 and September 30, 2007, the tax equivalent yield on total interest earning assets declined to 6.47% from 7.02%. For the three month periods ended September 30, 2008 and September 30, 2007, the Company’s cost of interest bearing liabilities was 3.56% and 4.38%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the three months ended September 30, 2008, and September 30, 2007. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $67 for September 30, 2008, and $54 for September 30, 2007, for a tax equivalent rate using a cost of funds rate of 3.50% for September 30, 2008 and 4.30% for September 30, 2007. The table adjusts tax-free loan income by $80 for September 30, 2008 and $80 for September 30, 2007 for a tax equivalent rate using the same cost of funds rate. The cost of funds rates used for the periods above correspond to the Company’s actual cost of funds rates for those periods.

(Table Amounts in Thousands, Except Percentages)

	Average Balance 9/30/2008	Income & Expense 9/30/2008	Average Rates 9/30/2008	Average Balance 9/30/2007	Income & Expense 9/30/2007	Average Rates 9/30/2007
Loans	$608,925	$10,425	6.85%	$542,025	$10,477	7.73%
Investments AFS taxable	134,440	1,726	5.14%	131,406	1,575	4.79%
Investment AFS tax free	16,872	220	5.22%	15,147	183	4.83%
Investment Held to maturity	1,926	24	4.98%	17,891	197	4.40%
Federal funds	5,110	23	1.80%	7,167	93	5.19%

Total interest earning assets	767,273	12,418	6.47%	713,636	12,525	7.02%

Other assets	63,929			66,996

Total assets	$831,202			$780,632

Interest bearing deposits	$575,376	4,967	3.45%	$531,065	5,635	4.24%
FHLB borrowings	93,145	985	4.23%	98,539	1,145	4.65%
Repurchase agreements	32,290	256	3.17%	33,122	403	4.87%
Subordinated debentures	10,310	121	4.69%	10,310	192	7.45%

Total interest bearing liabilities	711,121	6,329	3.56%	673,036	7,375	4.38%

Non-interest bearing deposits	57,758			50,690
Other liabilities	5,190			4,994
Stockholders’ equity	57,133			51,912

Total liabilities and stockholders’ equity	$831,202			$780,632

Net change in interest earning assets and interest bearing liabilities		$6,089	2.91%		$5,150	2.64%

Net yield on interest earning assets		3.17%			2.89%

Interest Income. Interest income decreased by approximately $100,000, from $12.4 million to $12.3 million, during the three months ended September 30, 2008 compared to the same period in 2007. This decline was primarily resulted from a 375 basis point decline in the prime rate as well as a result of a sharp increase in non-accrual loans mentioned earlier in this report. For the three months ended September 30, 2008 and September 30, 2007, the average tax equivalent yield on average loans declined from 7.73% to 6.85%. The average balance of loans receivable increased $66.9 million to $608.9 million at September 30, 2008 from $542.0 million at September 30, 2007. As compared to the three month period ended September 30, 2008, the tax equivalent yields on investments improved by approximately 26 basis points despite lower market interest rates as the Company reduced its holdings of unsecured U.S. government agency debt and increased its holdings of mortgage backed securities and municipal bonds.

Interest Expense. Interest expense decreased approximately $1.0 million for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease was attributable to sharply lower short term interest rates offsetting higher average balance of interest bearing deposits and repurchase accounts as compared to September 30, 2007. The average cost of average interest-bearing deposits declined from 4.24% at September 30, 2007 to 3.45% at September 30, 2008. Over the same period, the average balance of interest bearing deposits increased $44.3 million, from $531.1 million at September 30, 2007 to $575.4 million at September 30, 2008 and the average balance of funds borrowed from the FHLB decreased $5.4 million, from $98.5 million at September 30, 2007 to $93.1 million at September 30, 2008. The average cost of average borrowed funds from the FHLB decreased from 4.65% at September 30, 2007 to 4.23% at September 30, 2008. The average cost of all deposits declined from 3.87% at September 30, 2007 to 3.14% at September 30, 2008. The average balance of repurchase agreements decreased from $33.1 million at September 30, 2007 to $32.3 million at September 30, 2008. The average cost of repurchase agreements declined from 4.85% at September 30, 2007 to 3.17% at September 30, 2008.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $805,000 provision for loan loss was required for the three months ended September 30, 2008 compared to a $224,000 provision for loan loss expense for the three months ended September 30, 2007. The increase in provision expense is attributable to loan growth and local economic conditions.

Non-Interest Income. There was an approximate $173,000 increase in non-interest income in the three months ended September 30, 2008 as compared to the same period in 2007. For the three-month period ended September 30, 2008, service charge income was $1.25 million, an increase of $174,000 over the same period in 2007. The increase in service charge income is largely the result of the increased number of checking accounts. For the three months ended September 30, 2008, gains on the sale of loans were $7,000 as compared to $30,000 in the same period in 2007. For the three months ended September 30, 2008, income from financial services was $321,000, compared to $294,000 for the same period in 2007.

Non-Interest Expenses. There was approximately a $400,000 increase in total non-interest expenses in the three months ended September 30, 2008 compared the same period in 2007. For the three months ended September 30, 2008, compensation expense increased to $2.9 million compared to $2.7 million for the three months ended September 30, 2007 largely due to the opening of two new offices during the period. For the three month periods ended September 30, 2008 and September 30, 2007, the only other operating expenses that increased by more than $50,000 were data processing expense, advertising expenses related to the Company’s checking account promotion and other operating expenses.

Income Taxes. The effective tax rate for the three months ended September 30, 2008 was 27.0%, compared to 28.6% for the same period in 2007. The decrease in the effective tax rate is due to a higher amount of provision for loan loss expense and increase in income from tax free sources.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans and proceeds from maturing investment securities. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $1.0 million dollars in cash flow per month over the remaining three months of 2008. Additional cash flows from agency securities are highly dependent on market interest rates. This cash flow will be used to fund additional loan growth, reduce FHLB borrowings, and to replace more expensive deposits. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2008, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2008:

	At September 30, 2008
	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Tangible Capital	$61,816	7.37%	$60,692	7.25%
Core Capital	$61,816	7.37%	$60,692	7.25%
Risk-Based Capital	$67,565	10.97%	$66,441	10.80%

At September 30, 2008, the Bank had outstanding commitments to originate loans of approximately $3.3 million and undisbursed commitments on loans outstanding of $60.8 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from September 30, 2008, totaled $280.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

At September 30, 2008, the Bank has outstanding borrowings of $91.4 million from the FHLB with maturities ranging from overnight borrowing to nine years. In addition, the FHLB has issued letters of credit total $53.5 million using the Bank’s borrowing based as collateral.

The Company’s FHLB borrowings are secured by a blanket security agreements pledging the Bank’s 1-4 family first mortgage loans, multi-family real estate loans and non-residential real estate loans. At September 30, 2008, the Bank has approximately $181.0 million in closed end 1-4 family first mortgages, $218.7 million in non-residential real estate loans and $34.8 million in multi-family real estate loans that are pledged under these agreements.

At September 30, 2008, the Bank had additional borrowing capacity with the FHLB of approximately $28.1 million. A schedule of FHLB borrowings at September 30, 2008 is provided below:

Outstanding Balance	Rate	Maturity	Note
	(Dollars in thousands)
$7,000	4.83%	10/31/08
8,000	2.75%	08/21/09
10,000	3.83%	10/27/09
9,000	4.26%	01/28/10
8,000	2.80%	08/21/10
10,000	5.26%	02/14/11
6,093	3.30%	06/01/13	Monthly Principal Payments
2,319	3.19%	04/14/14	Monthly Principal Payments
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable

$91,412	4.09%	4.2 years

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. At September 30, 2008, the Company had the following off-balance sheet commitments:

(Dollars in Thousands)
Commitments to extend credit	$60,799
Standby letters of credit	$3,555
Unused commercial lines of credit	$10,288
Unused home equity lines of credit	$33,311
Non-cancelable lease obligations	$80

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

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 161. This staff position amends FASB Statement 133 to require sellers of credit derivatives to disclosure information about their credit derivatives and hybrid instruments that have embedded credit derivatives. This staff position also amends FASB Interpretation No. 45 to require additional disclosure about the current status of the payment and performance risk of the guarantee. It also clarifies the intent of FASB about the effective date of SFAS 161. These provisions of this FASB staff position are effective for the Company for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. This FASB staff position clarifies the application of SFAS in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB staff position became effective for the Company on October 10, 2008. The Company utilized this position to determine the market value of a $2 million investment of a private placement trust preferred investment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three months ended September 30, 2008. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% and 2% increase in interest rates will result in a $400,000 and $900,000 increase to the Company’s net interest margin, respectively. A 1% or 2% reduction in interest rates will result in a $200,000 and $1.1 million decline in net interest income. These anticipated results represent a significant change as compared to December 31, 2007 due to the re-pricing of the investment portfolio and time deposits.

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

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2008.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three-month and nine-month periods ended September 30, 2008 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

The Company is currently subject to certain provisions outlined in Section 404b of The Sarbanes-Oxley Act of 2002. Section 404b requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management has established policies and procedures to assess and report on internal controls, and has retained an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting. The Company anticipates

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company’s risk factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 in reference to Item 1A. Due to the current conditions in the financial markets, the Company will amend its risk factors to include the following items:

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

Although we remain well capitalized and have not suffered from liquidity issues, we are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets and we could be affected by those events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers and their customers, which could adversely affect our financial condition and results of operations. In addition, a possible local or national economic recession could drive losses beyond those which are provided for in our allowance for loan losses account. The Company is currently experiencing a significant increase in deposit cost as regional institutions aggressively price deposits in an effort to ease their own liquidity concerns.

Current levels of market volatility are unprecedented and could adversely impact our results of operations and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than one year. In recent weeks, volatility in, and disruption of, these markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity without regard to an issuer’s underlying financial strength. If the current climate of market disruption and volatility continues or becomes worse, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations and financial condition, including our liquidity position.

We cannot predict the effect of recent legislative and regulatory initiative.

Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions while providing the Treasury Department with the ability to make direct equity investments into selected financial institutions. The legislation also increases the amount of FDIC deposit account insurance coverage from $100,000 to $250,000 for interest bearing accounts. The Act also provides for unlimited FDIC insurance coverage for non-interest bearing deposits in financial institutions that decide to accept this level of insurance at an additional cost. The increased level of FDIC insurance is in effect until December 31, 2009. The full effect of this wide-ranging legislation and recent regulatory initiatives on the national economy, financial institutions, and our participation in and access to these programs cannot now be predicted and has not been determined.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2008 - July 31, 2008	—	—	95,950	29,050
August 1, 2008 - August 31, 2008	2,500	12.25	98,450	26,550
September 1, 2008 - September 30, 2008	—	—	98,450	0

			98,450	0

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. As of September 30, 2008, a total of 98,450 shares of common stock had been repurchased under the current program. The Company has repurchased a total of 507,359 shares of common stock under all current and prior repurchase programs. The Company’s current repurchase plan expired September 30, 2008.

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

HOPFED BANCORP, INC.

Date: November 14, 2008	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 14, 2008	/s/ Billy C. Duvall
Billy C. Duvall
Vice President, Chief Financial Officer and Treasurer