Form 10-K
period 2008-12-31
HOPFED BANCORP INC
filed 2009-03-31
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($13.77 per share) at which the stock was sold on June 30, 2008, was approximately $45,750,013. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 25, 2009, 3,585,581 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2008.

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

Heritage Bank

The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Kentucky and Tennessee. The Kentucky locations include Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton, Kentucky. The Tennessee locations include Clarksville, Pleasant View, Ashland City, Kingston Springs and Erin, Tennessee. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky and Montgomery, Cheatham, Houston, Obion & Weakley counties located in Tennessee.

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

Growth Opportunities

During the first three quarters of 2008, the Company continued to experience loan growth in all markets, with its Clarksville, Tennessee market leading the way. In the fourth quarter of 2008 and continuing into early 2009, loan demand slowed dramatically. The Company anticipates minimal net loan growth in 2009 as weaknesses in both housing and the automotive sector will result in higher levels of unemployment. The Company’s rural markets will feel the effects of lower commodity prices along with an increase in production cost. The Company’s 2009 deposit growth will be measured against its need for liquidity and the potential profitable uses for excess funds.

In 2008, the Company began a focused marketing campaign to increase its market share of checking accounts. The campaign was a resounding success with more than 4,000 new non-interest bearing checking accounts opened. For the year ended December 31, 2008, the average balance in non-interest checking accounts increased by approximately $5.3 million and non-interest income generated from deposit accounts increased by more than $500,000. The Company will continue to focus significant resources to this campaign.

The Company’s long term growth prospects remain strong, highlighted by the Company’s Tennessee markets. The growth prospects in Clarksville, Tennessee recently received a boast as Hemlock Semiconductor Corporation recently announced an investment of $1.2 billion in a facility to produce polysilicon crystalline used in solar energy panels. Clarksville anticipates that Hemlock alone will provide up to 1,000 high paying jobs. In addition, the entire area will benefit as numerous companies relocate to the area to be closer to the Hemlock facility. The Company’s three Cheatham County locations are poised to benefit from growth in nearby Nashville as each office is located within 30 minutes of the state capital and are desirable and affordable bedroom communities in the Nashville market. The economy in the Nashville MSA is among the strongest in the region and residential real estate values have held up well as compared to similarly sized markets across the country.

On December 12, 2008, the Company received an $18.4 million investment from the United States Treasury in the form of preferred stock. The terms of the investment included a 5% dividend for five years, increasing to 9% thereafter. The investment has no stated maturity but may be paid back in whole or part after three years without penalty. The investment may be paid back in less than three years upon the Company’s successful sale of an equal number of common equity. In addition to the dividend, the Treasury received 243,816 stock warrants that are immediately exercisable with a ten year maturity and a strike price of $11.32. The number of stock warrants will be reduced by 50% if the Company raises a minimum of $18.4 million in equity capital before December 31, 2009. Given current state of the country’s capital markets, the Company does not anticipate raising a significant amount of equity capital prior to December 31, 2009. Additional information on the United States Treasury Investment in HopFed Bancorp can be found in Note 16 of the audited financial statements.

The following chart outlines the Bank’s market share in its four largest markets individually and its entire market overall at June 30, 2005, June 30, 2006, June 30, 2007 and June 30, 2008 according to information provided by the FDIC market Share Report:

	At June 30
	2005	2006	2007	2008
Calloway	12.1%	11.8%	12.6%	13.2%
Christian	20.7%	19.6%	19.8%	20.1%
Fulton	53.4%	54.2%	54.8%	56.7%
Marshall	9.4%	11.3%	12.6%	13.1%
Cheatham (a)	21.9%	16.0%	14.0%	14.5%
Montgomery (b)	—	—	0.5%	1.5%

(a)	Represents the market share reported by AmSouth Bank in Cheatham County, Tennessee. These deposits were purchased by Heritage Bank in June 2006.
(b)	The Company opened its first retail banking office in December 2006.

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

Stock Repurchases

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The Company replaced the March 2001 repurchase plan with a plan to repurchase 125,000 shares of stock beginning on October 1, 2006 and ending September 31, 2008. The purchases were made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. The Company’s acceptance of the capital investment from the United States Treasury Department requires the Company to cease all stock repurchase activity for a period of no less than three years or until capital investment is redeemed in full. As of March 15, 2009, 515,555 shares of common stock had been repurchased. In 2008, the Company purchased a total of 20,300 shares at an average cost of $13.96 per share.

Lending Activities

General. The total gross loan portfolio totaled $634.2 million at December 31, 2008, representing 65.6% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2008, $223.6 million, or 35.3% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $223.2 million, or 35.2% of the loan portfolio at December 31, 2008, and multi-family residential loans, which were $36.9 million, or 5.8% of the loan portfolio at December 31, 2008. At December 31, 2008, construction loans were $62.3 million, or 9.8% of the loan portfolio, and total consumer and commercial loans totaled $88.3 million, or 13.9% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2008, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$223,598	35.3%	$222,888	38.4%	$225,914	45.2%	$211,564	52.7%	$207,252	57.6%
Multi-family residential	36,857	5.8%	24,538	4.2%	12,018	2.4%	6,613	1.7%	6,520	1.8%
Construction	62,300	9.8%	50,230	8.7%	39,379	7.9%	16,592	4.1%	2,698	0.7%
Non-residential (1)	223,180	35.2%	183,168	31.5%	147,050	29.4%	102,676	25.6%	40,231	11.2%

Total real estate loans	545,935	86.1%	480,824	82.8%	424,361	84.9%	337,445	84.1%	256,701	71.3%

Other loans:
Secured by deposits	3,949	0.6%	4,419	0.7%	3,855	0.8%	3,282	0.8%	3,121	0.9%
Other consumer loans	19,731	3.1%	21,331	3.7%	21,630	4.3%	23,642	5.9%	33,287	9.2%
Commercial loans	64,595	10.2%	74,276	12.8%	49,592	10.0%	36,945	9.2%	66,989	18.6%

Total other loans	88,275	13.9%	100,026	17.2%	75,077	15.1%	63,869	15.9%	103,397	28.7%

	634,210	100.0%	580,850	100.0%	499,438	100.0%	401,314	100.0%	360,098	100.0%

Deferred loan cost, net	279		244		—		—		—
Allowance for loan losses	6,133		4,842		4,470		4,004		3,273

Total	$628,356		$576,252		$494,968		$397,310		$356,825

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due during the year ending December 31,			Due after 3 through 5 years after December 31,	Due after 5 through 10 years after December 31,	Due after 10 through 15 years after December 31,	Due after 15 years after December 31,
	2009	2010	2011	2009	2009	2009	2009	Total
	(In thousands)
One-to-four family residential	$7,799	$2,191	$3,443	$6,204	$32,550	$61,458	$109,953	$223,598
Multi-family residential	3,324	27	232	275	2,596	6,248	24,155	36,857
Construction	26,000	6,019	297	261	678	2,714	26,331	62,300
Non-residential	26,761	21,458	24,143	8,821	29,146	27,984	84,867	223,180
Other	28,058	8,527	9,708	14,642	12,536	2,036	12,768	88,275

Total	$91,942	$38,222	$37,823	$30,203	$77,506	$100,440	$258,074	$634,210

The following table sets forth at December 31, 2008, the dollar amount of all loans due after December 31, 2009 which had predetermined interest rates and has floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(In thousands)
One-to-four family residential	$34,002	$181,797
Multi-family residential	847	32,686
Construction	3,228	33,072
Non-residential	58,437	137,982
Other	33,070	27,147

Total	$129,584	$412,684

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

The following table sets forth certain information with respect to loan origination activity for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Loan originations:
One-to-four family residential	$81,107	$74,638	$44,560
Multi-family residential	23,007	14,155	5,440
Construction	56,606	67,752	29,095
Non-residential	74,223	88,200	63,968
Other	63,032	70,220	52,169

Total loans originated	297,975	$314,965	195,232

Loans obtained through acquisition:
One-to-four family residential	—	—	28,697
Multi-family residential	—	—	—
Construction	—	—	—
Non-residential	—	—	—
Other	—	—	5,422

Total loans purchased	—	—	34,119

Loan reductions:

Transfer to other real estate owned	1,246	476	813
Increase in deferred loan origination fees, net of income	(35)	(244)	—
Change in allowance for loan losses	1,291	372	466
Loans sold	3,700	5,449	9,290
Loan principal payments	239,669	227,628	121,124

Net increase in loan portfolio	$52,104	$81,284	$97,658

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

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2008, the Bank’s 1-4 family loan servicing portfolio was approximately $35.2 million dollars.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2008, the Bank held approximately $9.7 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2008, approximately $308,000 was past due more than 30 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to approximately $12.0 million at December 31, 2008. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At December 31, 2008, the Bank had ten lending relationships with balances exceeding $7 million. These relationships consist of two large, highly diversified agricultural related companies, one large grain producer, three residential real estate developers, and two owners of multi-family and residential real estate properties used for rental properties.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2008, one-to-four family residential mortgage loans totaled approximately $223.6 million, or 35.3% of the Bank’s loan portfolio. The Bank originated approximately $3.7 million in loans were sold in the secondary market with servicing released. At December 31, 2008, the Bank had approximately $1.3 million in one-to-four family residential real estate loans past due more than ninety days.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2008, 84.8% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consist of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2008, approximately $187.3 million of the Bank’s residential mortgage portfolio consisted of closed end first and second mortgage loans. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

At December 31, 2008, the Bank has $36.3 million in home equity lines of credit outstanding and $32.6 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of between 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

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

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2008, 5.8% of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

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

At December 31, 2008, the Bank’s loan portfolio included $62.3 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2008, approximately $29.2 million of construction loans were for one to four family dwellings, $6.9 million were for multi-family dwellings and $26.2 million were for non-residential real estate. At December 31, 2008, there were $341,000 in construction loans past due more than ninety days.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2008, the Bank had $36.9 million of multi-family residential loans, which amounted to 5.8% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2008, the Bank had approximately $223.2 million of such loans, which comprised 35.2% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made. At December 31, 2008, there were no multi-family loans delinquent by 90 days or more. At December 31, 2008, there were $5.5 million in non-residential real estate loans that were past due by 90 days or more. The increase in the amount of past due loans are largely the result of one large lending relationship with a developer who has filed bankruptcy. At December 31, 2008, the Company has included the amount of any anticipated losses on this relationship in its allowance for loan loss.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2008, loans on deposit accounts totaled $ 3.9 million, or 0.6% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2008, other consumer loan accounts totaled $19.7 million, or 3.1% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2008, there was $55,000 in consumer loans delinquent 90 days or more.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2008, the Bank’s commercial loans amounted to $ 64.6 million, or 10.2% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by corporate assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2008, there was $106,000 in commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

The Bank’s non-performing loans totaled 1.16% of total loans at December 31, 2008. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.86% at December 31, 2008.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value; however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. At December 31, 2008, the Bank’s other assets owned totaled $875,000. This amount represents management’s best estimate on the fair value of these assets.

The following table sets forth information with respect to the Bank’s non-performing loans at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$42	$93	$—	$—
Non-residential real estate	—	—	—	—	—
Consumer	—	4	8	—	20

Total	—	46	101	—	20

Non-Accrual Loans:
Construction	341	—	—	—	—
Residential real estate	1,340	476	599	614	272
Non residential real estate	5,479	—	—	244	131
Consumer	55	46	61	123	222
Commercial	106	25	102	15	8

Total non-performing loans	$7,321	$593	$863	$996	$653

Percentage of total loans	1.16%	0.10%	0.17%	0.25%	0.18%

At December 31, 2008, the Bank had $7.3 million in loans outstanding which were classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At December 31, 2008, the Bank had $875,000 in other assets owned. Also, the Bank had impaired loans, as defined by SFAS 114 and 118, totaling approximately $11.3 million at December 31, 2008.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2008, the Bank had $11.0 million in assets classified as substandard and $251,000 in assets classified as doubtful.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$4,842	$4,470	$4,004	$3,273	$2,576

Loans charged off:
Commercial loans	(364)	(110)	(117)	(20)	(78)
Consumer loans and overdrafts	(685)	(625)	(628)	(517)	(505)
Residential real estate	(365)	(186)	(258)	(112)	(66)

Total charge-offs	(1,414)	(921)	(1,003)	(649)	(649)

Recoveries	288	317	261	130	146

Net loans charged off	(1,126)	(604)	(742)	(519)	(503)

Credit devaluation of purchased loans	—	—	185	—	—
Provision for loan losses	2,417	976	1,023	1,250	1,200

Balance at end of period	$6,133	$4,842	$4,470	$4,004	$3,273

Ratio of net charge-offs to average loans outstanding during the period	0.20%	0.11%	0.16%	0.14%	0.14%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	2,693	35.3%	1,910	38.4%	339	45.2%	397	52.7%
Construction	393	9.8%	292	8.7%	295	7.9%	137	4.1%
Multi-family residential	445	5.8%	307	4.2%	22	2.4%	133	1.7%
Non-residential	443	35.2%	265	31.5%	1,044	29.4%	773	25.6%
Secured by deposits	—	0.6%	—	0.7%	—	0.8%	—	0.8%
Other loans	2,159	13.3%	2,068	16.5%	2,770	14.3%	2,564	15.1%

Total allowance for loan losses	$6,133	100.0%	$4,842	100.0%	$4,470	100.0%	$4,004	100.0%

	At December 31, 2004
	Amount	Percent of Loans in Each Category to Total Loans
	(In thousands)
One-to-four family	$525	57.6%
Construction	52	0.7%
Multi-family residential	160	1.8%
Non-residential	655	11.2%
Secured by deposits	—	0.9%
Other consumer loans	1,881	27.8%

Total allowance for loan losses	$3,273	100.0%

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

At December 31, 2008, securities, including FHLB stock, with an amortized cost of $248.3 million and an approximate market value of $251.0 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

At December 31, 2008, mortgage backed securities with an amortized cost of $454,000 and an approximate market value of $455,000 were classified as held to maturity. At December 31, 2008, the Company held no agencies securities that were classified as held to maturity. Securities designated as held to maturity are those assets which the Company or the Bank has both the ability and the intent to hold to maturity. Upon acquisition, securities are classified as to the Company’s or the Bank’s intent and a sale would only be affected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event securities are sold from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Company or the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders’ equity.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $75.9 million mortgage-backed security portfolio and $33.3 million CMO portfolio at December 31, 2008, approximately $28.6 million were originated through GNMA, approximately $39.0 million were originated through FNMA, approximately $29.7 million were originated through FHLMC, and approximately $11.9 million are Whole Loan CMO’s. Typically, the collateral in Whole Loan CMO’s include jumbo mortgages that exceeded the limits provided by federal agencies and do not have a federal government or agency guarantee. The issuers of Whole Loan CMO’s receive an AAA rating by credit rating agencies by providing an overabundance of collateral to secure these investments. In capital computations, Whole Loan CMO’s are risk rated 20%, the same of FNMA and FHLMC. At December 31, 2008, the Company does not hold any whole loan CMO’s secured by sub-prime or Alt A mortgages.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)
FHLB stock, restricted	$4,050	$3,836	$3,639

U. S. government and agency Securities	117,615	71,991	114,225
Mortgage-backed securities	108,744	51,255	49,500
Municipal bonds	18,092	17,156	14,629
Corporate bonds	878	1,908	4,985
Trust preferred security	1,623	—	—
Securities held to maturity:
U.S. government and agency securities	—	13,541	17,318
Mortgage-backed securities	454	554	700

Total investment securities	$251,456	$160,241	$204,996

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2008. At such date, $50.0 million of the agency securities were callable and/or due on or before December 31, 2012. At December 31, 2008, $22.9 million were callable before December 31, 2009, $17.4 million were callable in 2010 and $9.7 million were callable in 2012. In addition, approximately $64.2 million in agency bonds are eligible to receive principal payments on a monthly, quarterly, or semi-annual basis. At December 31, 2008, $14.9 million of municipal securities were callable and/or due between January 2009 and December 2018. The average yield for municipal securities are quoted as taxable equivalent.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
U.S. government and agency securities	$—	—%	$10,943	4.90%	$39,397	5.29%	$67,275	5.65%	$117,615	$117,615	5.47%

Corporate bonds	$878	5.50%	$—	—	—	—	—	—	$878	$878	5.50%

Municipal bonds	$458	3.71%	$3,089	4.19%	$5,055	5.57%	$9,490	6.27%	$18,092	$18,092	4.46%

Trust preferred	—	—	—	—	—	—	$1,623	8.00%	$1,623	$1,623	8.00%

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2008, the Bank had $67.9 million in brokered deposits as compared to $19.8 million at December 31, 2007. All brokered deposits are FDIC insured.

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

Savings deposits in the Bank at December 31, 2008 were represented by the various types of savings programs described below.

Interest Rate*		Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)
— %		None	Non-interest bearing	$100	$57,134	8.0%
0.2%	*	None	NOW accounts	1,500	89,549	12.6%
0.5%		None	Savings & money market	10	58,374	8.2%

					205,057	28.8%

			Certificates of Deposit
1.5%		3 months or less	Fixed-term, fixed rate	1,000	87,706	12.3%
2.4%		3 to 12 months	Fixed-term, fixed-rate	1,000	221,444	31.0%
2.7%		12 to 24-months	Fixed-term, fixed-rate	1,000	122,501	17.2%
2.8%		24 to 36-months	Fixed-term, fixed-rate	1,000	52,127	7.3%
2.9%		36 to 48-months	Fixed-term, fixed-rate	1,000	20,621	2.9%
3.0%		48 to 60-months	Fixed-term, fixed rate	1,000	3,549	0.5%

					507,948	71.2%

					$713,005	100.0%

*	Represents current interest rate offered by Heritage Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2008		2007		2006
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$166,745	$415,072	$169,915	$366,704	$173,019	$298,747
Average Rate	2.91%	3.84%	2.72%	4.82%	2.62%	4.18%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2008	% of Deposits	Increase (Decrease) from December 31, 2007	Balance at December 31, 2007	% of Deposits	Increase (Decrease) from December 31, 2006
	(Dollars in thousands)
Non-interest bearing	$57,134	8.0%	$4,908	$52,226	8.7%	$1,076
Demand & Now	89,549	12.6%	(12,157)	101,706	17.0%	5,748
Savings & MMDA	58,374	8.2%	(5,186)	63,560	10.6%	(6,736)
Other time deposits	507,948	71.2%	126,687	381,261	63.7%	29,232

Total	713,005	100.0%	114,252	598,753	100.0%	29,320

	Balance at December 31, 2006	% of Deposits	Increase (Decrease) from December 31, 2005	Balance at December 31, 2005	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$51,150	9.0%	$14,232	$36,918	7.6%
Demand & NOW	95,958	16.9%	(991)	96,949	20.1%
Savings & MMDA.	70,296	12.3%	(27,181)	97,477	20.2%
Other time deposits	352,029	61.8%	100,645	251,384	52.1%

Total	569,433	100.0%	86,705	482,728	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)
1.00 - 2.00%	16,569	130	55
2.01 - 4.00%	191,430	30,092	89,828
4.01 - 6.00%	299,446	348,350	262,136
6.01 - 8.00%	503	2,689	10

Total	$507,948	$381,261	$352,029

The following table sets forth the amount and maturities of time deposits at December 31, 2008.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$15,685	$842	$—	$42	$16,569
2.01 - 4.00%	152,651	20,849	11,856	6,074	191,430
4.01 - 6.00%	140,814	100,810	39,768	18,054	299,446
6.01 - 8.00%	—	—	503	—	503

Total	$309,150	$122,501	$52,127	$24,170	$507,948

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$31.3
Over three through six months	24.5
Over six through 12 months	69.7
Over 12 months	93.4

Total	$218.9

Certificates of deposit at December 31, 2008 included approximately $218.9 million of deposits with balances of $100,000 or more, compared to $143.6 million and $143.7 million at December 31, 2007 and December 31, 2006, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Deposits	$437,661	$318,910	$504,023
Obtain through acquisition	—	—	65,485
Withdrawals	336,464	304,966	559,993

Net increase before interest credited	101,197	13,944	9,515
Interest credited	13,055	15,376	11,705

Net increase in deposits	$114,252	$29,320	$21,220

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $130.0 million at December 31, 2008 and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans, multi-family residential real estate loans and non-residential real estate loan held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2008, the three-month Libor rate was 1.43%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement calls for the Bank to pay a fixed rate of 4.17% until October 8, 2015 on $10 million and receive payment equal to the three month libor. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. At December 31, 2008, the cost to the Bank to terminate the swap is approximately $1.2 million.

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

At June 30, 2008 the Bank had a 13.2% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Branch Bank & Trust of North Carolina with a 11.3% deposit market share, U.S Bank National Association with an 8.4% deposit market share and Regions Bank of Alabama with an 9.3% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2008, the Company and the Bank had 222 full-time and 11 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Regulation of the Bank

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

Under the joint prompt corrective action regulations, a “well-capitalized” institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 5%. An “adequately capitalized” institution is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of December 31, 2008, the Bank was “well-capitalized” as defined by the regulations.

Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender (“QTL”) tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not re-qualify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. The Bank qualified as a QTL institution at December 31, 2008.

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

As a participant in the United States Treasury’s Capital Purchase Program, the Company must obtain prior written approval before it increases the amount of dividends paid to common shareholders prior to December 12, 2011. In the event that the Company fails to make a scheduled dividend payment to preferred shareholders, the Company would be prohibited from paying any dividends to common shareholders.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board (the “FRB”), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2008.

FDIC Insurance. The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.

With the enactment in February 2006 of the Federal Deposit Insurance Reform Act of 2005 and related legislation, and the adoption by the FDIC of implementing regulations in November 2006, major changes were introduced in FDIC deposit insurance, effective January 1, 2007.

Under the reformed deposit insurance regime, the FDIC designates annually a target reserve ratio for the Deposit Insurance Fund (“DIF”) within the range of 1.15% and 1.5%, instead of the prior fixed requirement to manage the DIF so as to maintain a designated reserve ratio of 1.25%.

In addition, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums on depository institutions, under which all such institutions would pay at least a minimum level of premiums. The new system is based on an institution’s probability of causing a loss to the DIF, and requires that each depository institution be placed in one of four risk categories, depending on a combination of its capitalization and its supervisory ratings. Under the base rate schedule adopted in late 2006, institutions in Risk Category I would be assessed between 2 and 4 basis points, while institutions in Risk Category IV could be assessed a maximum of 40 basis points.

The FDIC set 2007 assessment rates at three basis points above the base schedule rates, i.e., between 5 and 7 basis points for Risk Category I institutions and up to 43 basis points for Risk Category IV institutions. To assist the transition to the new system requiring assessment payments by all insured institutions, the Banks and other depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, were made eligible for a one-time assessment credit based on their shares of the aggregate 1996 assessment base. The Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law.

For 2008, the FDIC resolved to maintain the designated reserve ratio at 1.25%, and to leave risk-based assessments at the same rates as in 2007, that is between 5 and 43 basis points, depending upon an institution’s risk category.

In late 2008, the FDIC announced a plan to restore the designated reserve ratio to 1.15% within five years. On February 27, 2009, the FDIC extended the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession.

The extended restoration plan was accompanied by a final rule that sets assessment rates and adjusts how the assessment system differentiates for risk. Currently, most banks pay from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents for $100 to 16 cents for $100 on an annual basis, beginning on April 1, 2009.

The FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt.

Heritage Bank continues to be required to make payments for the servicing of obligations of the Financing Corporation that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or  1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an $4.1 million investment in FHLB stock at December 31, 2008.

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

Emergency Economic Stabilization Act of 2008, Federal Deposit Insurance Corporation, Financial Stability Plan, American Recovery and Reinvestment Act of 2009, Homeowner Affordability and Stability Plan, and Other Regulatory Developments

Emergency Economic Stabilization Act of 2008. On October 3, 2008, the EESA was enacted. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections.

Troubled Assets Relief Program. Under TARP, the United States Department of the Treasury authorized a voluntary capital purchase program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends.

On December 12, 2008, the Company participated in the CPP and issued and sold $18.4 million in capital in the form of non-voting cumulative preferred stock that pays cash dividends at the rate of 5% per annum for the first five years, and then pays cash dividends at the rate of 9% per annum thereafter. In addition, the Treasury Department received a warrant to purchase up to 243,816 shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. The proceeds of the $18.4 million have been credited to the preferred stock and additional paid-in-capital. The difference between the par value of the preferred stock and the amount credited to the preferred stock account is amortized against retained earnings and is reflected in the Company’s income statement as dividends on preferred shares, resulting in additional dilution to our common stock. The exercise price for the warrant of $11.32, and the market price for determining the number of shares of common stock subject to the warrant, was determined on the date of the preferred investment (calculated on a 20-trading day trailing average). The warrant is immediately exercisable, in whole or in part, over a term of 10 years. The warrant is included in the Company’s diluted average common shares outstanding in periods when the effect of its inclusion is dilutive to earnings per share.

Financial Stability Plan. On February 10, 2009, the Financial Stability Plan (“FSP”) was announced by the U.S. Department of the Treasury. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the FSP include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The Treasury Department has indicated more details regarding the FSP are to be announced. We continue to monitor these developments and assess their potential impact on our business.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

Under ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

•	Limits on compensation incentives for risk taking by senior executive officers.

•	Requirement of recovery of any compensation paid based on inaccurate financial information.

•	Prohibition on “Golden Parachute Payments”.

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

•	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.

•	Limitation on luxury expenditures.

•	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the Treasury.

Homeowner Affordability and Stability Plan. On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

Other Regulatory Developments. The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines originally published in June 2004 and adopted in final form by U.S. regulatory agencies in November 2007 are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines became operational in April 2008, but are mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They are thus not applicable to the Bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.

Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA” rules) applicable to non-core banks that would have modified the existing U.S. Basel I-based capital framework. In July 2008, however, these regulators issued, instead of the Basel IA proposals, a new rulemaking involving a “standardized approach” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Non-core U.S. depository institutions would be allowed to opt in to the standardized approach or elect to remain under the existing Basel 1-based regulatory capital framework. The new rulemaking remained pending at the end of 2008.

Sarbanes-Oxley Act of 2002

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Company’s internal control over financial reporting and an accompanying auditor’s report. In September 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Company is required to comply with these requirements.

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

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are the key drivers of the Company’s net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in the maturities of the Company’s assets and liabilities. Furthermore, substantially higher rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualititive Disclosures about Market Risk”

Liquidity needs could adversely affect the Company’s results of operations and financial condition.

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

The current banking crisis, including the enactment of Emergency Economic Stabilization Action (EESA) and American Recovery and Reinvestment Act (ARRA), may significantly affect our financial condition, results of operations, liquidity or stock price.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seeming without regard to those issuer’s underlying financial strength.

EESA, which established the TARP, was signed into law in October 2008. As part of TARP, the Treasury established the Capital Purchase Program (CPP) to provide up to $700 billion of funding to eligible financial institutions through the purchase of preferred shares and other financial instruments with the stated purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 12, 2008, the Company accepted an $18.4 million treasury investment of preferred stock with terms that included a 5% dividend that increases to 9% after five years. The Company issued 243,816 common stock warrants that are immediately issued and have a strike price of $11.32 and have a ten year maturity.

On February 17, 2009, President Obama signed ARRA, an economic recovery package intended to stimulate the economy and provide for a broad range of infrastructure, energy, health and educational needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and the ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and the continuation or worsening of current financial market conditions may materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

In February 2009, the FDIC established a revised rate structure for all member banks. The rate structure includes significant increases in quarterly fees charged to banks as well as a one-time fee that will be charged September 30, 2009 for deposit balances at June 30, 2009. The revised rate structure will result in a significant increase in operating expenses and lower levels of net income. The Company can not determine the extent of future regulator fee increases and emergency assessments required by the FDIC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2008.

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
			(In thousands)
Main Office: 4155 Lafayette Road Hopkinsville, Kentucky	2006	Owned	$6,172	24,072
Branch Offices: 2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,764	17,625
Downtown Branch Office 605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$141	756
Murray South Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,883	5,600
Murray North Office 1601 North 12th Street Murray, Kentucky	2007	Owned	$1,444	3,400
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$417	2,200
Elkton Branch Office 536 W. Main Street Elkton, Kentucky	1976	Owned	$123	3,400
Benton Branch Office 105 W. 5th Street Benton, Kentucky	2003	Owned	$576	4,800
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$1,278	3,400
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$240	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Owned	$1,079	15,000
Fall & Fall Insurance Office 101 Main Street Fulton, Kentucky	2002	Owned	$22	3,200
Heritage Solutions Office 214C College Street Dickson, Tennessee	2006	Lease	$12	3,300
Clarksville Main Street 322 Main Street Clarksville, Tennessee	2007	Owned	$1,775	10,000
Trenton Road Branch 3845 Trenton Road Clarksville, Tennessee	2006	Owned	$2,837	3,362
Madison Street Office 2185 Madison Street Clarksville, Tennessee	2007	Owned	$2,063	3,950
Houston County Office 1102 West Main Street Erin, Tennessee	2006	Owned	$588	2,390
Ashland City Office 108 Cumberland Street Ashland City, Tennessee	2006	Owned	$1,476	7,058
Pleasant View Office 2556 Highway 49 East Pleasant View, Tennessee	2006	Owned	$791	2,433
Kingston Springs Office 104 West Kingston Springs Road Kingston Springs, Tennessee	2006	Owned	$1,762	9,780

Total			$26,443

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2008 there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Peck. Mr. Peck, 44, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

Boyd M. Clark. Mr. Clark, 63, has served as Senior Vice President — Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

Michael L. Woolfolk. Mr. Woolfolk, 55, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank–Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

Billy C. Duvall. Mr. Duvall, 43, has served as Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration.

Michael F. Stalls. Mr. Stalls, 57, has served as Vice President, Chief Credit Officer of the Bank since May 28, 2004. Prior to that, he was a Senior Lender at Regions Bank in Winchester, Tennessee for 18 years and Vice President of First Tennessee Bank in Knoxville, Tennessee.

All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A dividend of $0.12 per share was declared in each of the four quarters in 2008 and 2007. The high and low price range of the Company’s common stock for 2008 and 2007 is set forth below:

	Year Ended December 31, 2007		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$16.44	$15.20	$14.97	$13.00
Second Quarter	$16.20	$15.45	$14.50	$13.15
Third Quarter	$16.35	$14.39	$14.00	$11.01
Fourth Quarter	$15.46	$14.01	$12.99	$8.78

At December 31, 2008, the Company estimates that is has approximately 2,400 shareholders, with approximately 1,050 reported in the name of the shareholder and the remainder recorded in street name.

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. The Company has repurchased a total of 515,555 shares of common stock under all current and prior repurchase programs. The Company’s current repurchase plan has expired. The Company’s participation in the United States Treasury’s Capital Purchase Program precludes it from repurchasing additional treasury shares for a three year period.

See Note 16 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2008 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2008 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2008 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2008 (Exhibit No. 13) are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2008.

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

Date: March 31, 2009	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	/s/ Billy C. Duvall
Billy C. Duvall
Vice President and Treasurer
(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2008, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will the Proxy Statement not later than 120 days after December 31, 2008, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2008, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2008, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2008, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2008, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2008, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2008, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2008 and 2007.

3.	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

7.	Notes to Consolidated Financial Statements.

(b) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.2. Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed on December 17, 2008).

Exhibit No. 3.3. Bylaws, as amended. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Current Report on Form 8-K dated December 5, 2007 (filed on December 6, 2007).

Exhibit No. 3.4. Warrant to Purchase up to 243,816 shares of Common Stock. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed on December 17, 2008).

Exhibit No. 10.1. HopFed Bancorp, Inc. Management Recognition Plan. Incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-79391).

Exhibit No. 10.2. HopFed Bancorp, Inc. 1999 Stock Option Plan. Incorporated herein by reference to Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-79391).

Exhibit No. 10.3. Employment Agreement by and between Registrant and John E. Peck. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed on April 22, 2008).

Exhibit No. 10.4. Employment Agreement by and between Heritage Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed on April 22, 2008).

Exhibit No. 10.5. HopFed Bancorp, Inc. 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6. Employment Agreement by and between Registrant and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed on February 19, 2008).

Exhibit No. 10.7. Employment Agreement by and between Heritage Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed on February 19, 2008).

Exhibit No. 10.8. Employment Agreement by and between Registrant and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed on April 22, 2008).

Exhibit No. 10.9. Employment Agreement by and between Heritage Bank and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed on April 22, 2008).

Exhibit No. 10.10. Fulton Division Acquisition Agreement dated as of March 1, 2002, by and between Old National Bank and Hopkinsville Federal Bank. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 1, 2002.

Exhibit No. 10.11 HopFed Bancorp, Inc. 2004 Long Term Incentive Plan. Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-117956) dated August 5, 2004.

Exhibit No. 10.12. Employment Agreement by and between Registrant and Michael F. Stalls. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed on February 19, 2008).

Exhibit No. 10.13. Employment Agreement by and between Heritage Bank and Michael F. Stalls. Incorporated herein by reference to Exhibit No. 10.4 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed on February 19, 2008).

Exhibit No. 10.14. Purchase and Assumption Agreement, dated as of April 24, 2006, between AmSouth Bank and Heritage Bank. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 25, 2006 (filed on April 27, 2006).

Exhibit No. 10.15. Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between Registrant and the United States Department of the Treasury. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed on December 17, 2008).

Exhibit No. 10.16. Form of Waiver, executed by each of Messrs. John E. Peck, Michael L. Woolfolk, Michael F. Stalls, Billy C. Duvall and Keith Bennett. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed on December 17, 2008).

Exhibit No. 10.17. Form of Letter Agreement, executed by each of Messrs. John E. Peck, Michael L. Woolfolk, Michael F. Stalls, Billy C. Duvall and Keith Bennett with Registrant. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed on December 17, 2008).

Exhibit No. 12.1 Computation of Ratio of Earnings to Fixed Charges.

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2008, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

Exhibit No. 14.1. Code of Ethics. Incorporated herein by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 31, 2009	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ John E. Peck	March 31, 2009
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Billy C. Duvall	March 31, 2009
Billy C. Duvall
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Gilbert E. Lee	March 31, 2009
Gilbert E. Lee
Chairman of the Board

/s/ Boyd M. Clark	March 31, 2009
Boyd M. Clark
Director, Vice President and Secretary

/s/ Walton G. Ezell	March 31, 2009
Walton G. Ezell
Director

/s/ Steve Hunt	March 31, 2009
Steve Hunt
Director

/s/ Harry J. Dempsey	March 31, 2009
Harry J. Dempsey
Director

/s/ Ted Kinsey	March 31, 2009
Ted Kinsey Director

/s/Thomas I. Miller	March 31, 2009
Thomas I. Miller
Director