Form 10-Q
period 2009-03-31
HOPFED BANCORP INC
filed 2009-05-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Lafayette Road, Hopkinsville, Kentucky	42240
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    No  ☐

As of May 14, 2009, the Registrant had issued and outstanding 3,586,303 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$19,817	15,268
Interest-earning deposits in Federal Home Loan Bank	886	5,727
Federal funds sold	—	16,080

Cash and cash equivalents	20,703	37,075
Federal Home Loan Bank stock, at cost	4,281	4,050
Securities available for sale	295,229	246,952
Securities held to maturity, market value of $437 for March 31, 2009 and $455 at December 31, 2008	431	454
Loans receivable, net of allowance for loan losses of $6,685 at March 31, 2009 and $6,133 at December 31, 2008	620,905	628,356
Accrued interest receivable	5,572	5,852
Real estate and other assets owned	1,038	875
Bank owned life insurance	8,067	7,994
Premises and equipment, net	26,060	26,443
Deferred tax assets	282	737
Intangible asset	1,615	1,818
Goodwill	4,989	4,989
Other assets	1,959	1,965

Total assets	$991,131	$967,560

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts:	$61,667	57,134
Interest-bearing accounts:
NOW accounts	82,441	89,549
Savings and money market accounts	57,514	58,374
Other time deposits	537,046	507,948

Total deposits	$738,668	713,005

Advances from Federal Home Loan Bank	122,969	130,012
Repurchase agreements	31,754	28,680
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	299	210
Dividends payable	446	444
Accrued expenses and other liabilities	6,438	6,615

Total liabilities	910,884	889,276

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at March 31, 2009 and December 31, 2008	—	—
Common stock, par value $.01 per share; authorized 7,500,000 shares; 4,101,136 issued and 3.585,581 outstanding at March 31, 2009 and 4,100,604 issued and 3,585,049 outstanding at December 31, 2008	41	41
Common stock warrants	556	556
Additional paid-in-capital	44,259	44,193
Retained earnings-substantially restricted	39,602	38,954
Treasury stock (at cost, 515,555 shares at March 31, 2009 and December 31, 2008)	(6,495)	(6,495)
Accumulated other comprehensive income, net of taxes	2,284	1,035

Total stockholders’ equity	80,247	78,284

Total liabilities and stockholders’ equity	$991,131	967,560

The balance sheet at December 31, 2008 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousand)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2009	2008
Interest and dividend income:
Loans receivable	$9,628	10,679
Investment in securities, taxable	3,286	1,677
Nontaxable securities available for sale	272	164
Interest-earning deposits	8	58

Total interest and dividend income	13,194	12,578

Interest expense:
Deposits	5,466	5,463
Advances from Federal Home Loan Bank	1,037	1,068
Repurchase agreements	194	329
Subordinated debentures	102	161

Total interest expense	6,799	7,021

Net interest income	6,395	5,557
Provision for loan losses	974	401

Net interest income after provision for loan losses	5,421	5,156

Non-interest income:
Service charges	924	1,067
Merchant card income	140	132
Gain on sale of loans	69	64
Gain on sale of securities	658	534
Income from bank owned life insurance	73	68
Financial services commission	226	240
Other operating income	269	299

Total non-interest income	2,359	2,404

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For The Three Month Periods Ended March 31,
	2009	2008
Non-interest expenses:
Salaries and benefits	3,046	2,901
Occupancy expense	748	687
Data processing expense	631	534
State deposit tax	156	128
Intangible amortization expense	204	220
Professional services expense	312	256
Advertising expense	323	282
Postage and communications expense	159	155
Supplies expense	80	80
Other operating expenses	303	171

Total non-interest expense	5,962	5,414

Income before income tax expense	1,818	2,146
Income tax expense	552	654

Net income	1,266	1,492

Less:
Dividend on preferred shares	227	—
Accretion dividend on preferred shares	27	—

Net income available to common stockholders	$1,012	$1,492

Net income available to common stockholders
Per share, basic	$0.28	$0.42

Per share, diluted	$0.28	$0.42

Dividend per share	$0.12	$0.12

Weighted average shares outstanding - basic	3,576,791	3,568,556

Weighted average shares outstanding - diluted	3,576,791	3,583,017

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2009	2008
Net income	$1,266	1,492

Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities available for sale, net of tax effect of ($844) and ($487) for the three months ended March 31, 2009 and March 31, 2008, respectively	1,639	945

Unrealized gain (loss) on derivatives, net of tax effect of ($23) and $8 for the three month periods ending March 31, 2009 and March 31, 2008, respectively.	44	(16)

Reclassification adjustment for gains included in net income, net of tax effect of $224 and $173 for the three month periods ended March 31, 2009 and March 31, 2008, respectively.	(434)	(335)

Comprehensive income	$2,515	2,086

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2009

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock	Preferred Stock	Common Stock	Common Stock Warrants	Additional Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Accum. Other Compreh. Income	Total Stockholders Equity
Balance at December 31, 2008	3,585,049	18,400	$41	556	44,193	38,954	(6,495)	1,035	78,284
Restricted Stock Awards	532	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	1,266	—	—	1,266
Compensation expense, restricted stock awards	—	—	—	—	39	—	—	—	39
Net change in unrealized gain (loss) on securities available for sale, net of income taxes of ($621)	—	—	—	—	—	—	—	1,205	1,205
Net change in unrealized gain (loss) on derivatives, net of income taxes of ($23)	—	—	—	—	—	—	—	44	44
Dividend to Preferred Stockholder						(161)			(161)
Accretion of Preferred Stock Discount	—	—	—	—	27	(27)	—	—	—
Dividend to Common Stockholders	—	—	—	—	—	(430)	—	—	(430)

Balance March 31, 2009	3,585,581	18,400	$41	556	44,259	39,602	(6,495)	2,284	80,247

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2009	2008
Cash flows from operating activities:
Net cash provided by operating activities	$2,421	$3,606

Cash flows from investing activities
Proceeds from calls and maturities of securities held to maturity	23	10,089
Proceeds from sales, calls and maturities of securities available for sale	28,370	54,649
Purchase of securities available for sale	(74,489)	(57,274)
Net (increase) decrease in loans	6,149	(10,122)
Purchase of Federal Home Loan Bank stock	(231)	(57)
Proceeds from sale of foreclosed assets	194	126
Purchase of premises and equipment	—	(104)

Net cash used in investing activities	(39,984)	(2,693)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	$(3,435)	4,903
Net increase (decrease) in time deposits	29,098	(1,928)
Increase (decrease) in advances from borrowers for taxes and insurance	89	(70)
Advances from Federal Home Loan Bank	—	22,000
Repayment of advances from Federal Home Loan Bank	(7,043)	(25,680)
Net increase in repurchase agreements	3,073	1,982
Purchase of treasury stock	—	(253)
Dividend paid on preferred stock	(161)	—
Dividends paid	(430)	(429)

Net cash provided by financing activities	21,191	525

Increase (decrease) in cash and cash equivalents	(16,372)	1,438
Cash and cash equivalents, beginning of period	37,075	22,029

Cash and cash equivalents, end of period	20,703	23,467

Supplemental disclosures of Cash Flow Information:
Interest paid	3,804	3,373

Income taxes paid	640	—

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	640	463

Foreclosures and in substance foreclosures of loans during period	232	225

Net unrealized gains on investment securities classified as available for sale	1,826	924

Increase in deferred tax asset related to unrealized gains on investments	(621)	(310)

Dividends declared and payable	430	431

Issue of unearned restricted stock	5	5

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2009, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2009.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2008 Consolidated Financial Statements.

(1)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-month periods ended March 31, 2009 and March 31, 2008. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Month Periods Ended
	2009	2008
Basic IPS:
Net income available to common stockholders	$1,012,000	$1,492,000
Average common shares outstanding	3,576,791	3,568,556

Net income per share available to common stockholders, basic	$0.28	$0.42

Diluted IPS
Net income available to common stockholders	$1,012,000	$1,492,000
Average common shares outstanding	3,576,791	3,568,556
Dilutive effect of stock options	—	14,461

Average diluted shares outstanding	3,576,791	3,583,017

Net income per share available to common stockholders, diluted	$0.28	$0.42

(2)	STOCK COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock Based Compensation (SFAS No. 123R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. For the three months ending March 31, 2008, the Company incurred $5,450 of additional compensation expense related to SFAS 123R. The Company did not incur any cost related to stock options for the three month period ended March 31, 2009 as all stock options issued by the Company are fully vested.

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of approximately $39,000 for the three-month periods ended March 31, 2009 and March 31, 2008, respectively. The Company issued 532 shares of restricted stock during the quarter ended March 31, 2009. The Company will incur total additional compensation cost of approximately $100,800 for the year ending December 31, 2009 related to restricted stock grants previously awarded. The Company will incur cost of approximately $99,100, $59,500 and $21,300 and $200 in total compensation cost for the years ending December 31, 2010, December 31, 2011, December 31, 2012 and December 31, 2013 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

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

At March 31, 2009, the Company has 55 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $1 million (par value) in a Ford Motor Credit bond maturing October 28, 2009. On April 6, 2009, Ford announced that Ford and Ford Motor Credit would use $2.4 billion in cash plus 468 million shares of Ford common stock to reduce Ford’s outstanding automotive debt by $9.9 billion, or approximately 38% of the total debt outstanding at December 31, 2008. The elimination of this debt reduces Ford’s annual interest expense by $500 million based on current interest rates. The actions demonstrate Ford’s ability to use its liquidity to lower its cost of operations. The action is further evidence that Ford will continue to maintain an adequate level of liquidity through October of 2009. The carrying amount of securities available for sale and their estimated fair values at March 31, 2009 is as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$4,281	—	—	4,281

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$121,205	4,738	(35)	125,908
Corporate bonds	1,010	—	(113)	897
Municipal bonds	33,450	492	(392)	33,550
Trust preferred securities	2,000	—	(377)	1,623
Mortgage-backed securities:
GNMA	37,275	1,035	—	38,310
FNMA	27,688	904	(16)	28,576
FHLMC	14,782	420	—	15,202
NON-AGENCY CMOs	31,401	67	(2,780)	28,688
AGENCY CMOs	21,849	642	(16)	22,475

	$290,660	8,298	(3,729)	295,229

The carrying amount of securities held to maturity and their estimated fair values at March 31, 2009 is as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities
Mortgage-backed securities:
GNMA	374	6	—	380
FNMA	57	—	—	57

	431	—	—	437

	$431	6	—	437

At March 31, 2009, securities with a book value of approximately $63.5 million and a market value of approximately $64.8 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $43.5 million and a market value of $48.6 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $41.8 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2009, securities with a book and market value of approximately $15.8 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $17.2 million and a market value of $17.8 million. The first repurchase agreement in the amount of $6 million repurchase agreement and has a maturity of September 16, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10 million, has a maturity of September 5, 2014, is callable quarterly beginning September 5, 2008 and has a fixed rate of interest of 4.28%.

(4)	INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At March 31, 2009	At December 31, 2008
Asset - investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholders’ equity – trust preferred securities	$10,000	$10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Income Statements

	Three month periods ended March 31,
	2009	2008
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$108	$192

Net income	$108	$192

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2008	$10,000	$310	$—	$10,310
Net income	—	—	108	108
Dividends:
Trust preferred securities	—	—	(105)	(105)
Common paid to HopFed Bancorp, Inc.	—	—	(3)	(3)

Ending balances, March 31, 2009	$10,000	$310	$—	$10,310

(5)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets

Available for sale securities	$295,229	—	$293,606	$1,623

Impaired loans	$19,564	—	—	$19,564

Bank owned life insurance	$8,067	—	—	$8,067

Liabilities

Interest rate swap	$(1,046)	—	$(1,046)	—

(6)	ISSUANCE OF PREFERRED SHARES

On December 12, 2008, HopFed Bancorp issued and sold 18,400 shares of preferred stock to the United States Treasury (Treasury) for $18,400,000 pursuant to the Capital Purchase Program. The Company also issued 243,816 common stock warrants to the Treasury as a condition to its participation in the Capital Purchase Program. The warrants have an exercise price of $11.32 each and are immediately exercisable. The warrants expire in ten years from the date of issuance. The preferred stock has no stated maturity and is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per year for the first five years and 9% thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and March 31, 2008 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2008 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased by $23.5 million, from $967.6 million at December 31, 2008 to $991.1 million at March 31, 2009. Securities available for sale increased from $247.0 million at December 31, 2008 to $295.2 million at March 31, 2009. The Company does not have any federal funds sold at March 31, 2009 as compared to $16.1 million at December 31, 2008. The Company has chosen to maintain additional cash balances in non-interest bearing demand deposit accounts due to both the very low earnings rate on overnight funds as well as the unlimited FDIC coverage available on non-interest demand deposit accounts. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $4.1 million at December 31, 2008 to $4.3 million at March 31, 2009. Total FHLB borrowings declined $7.0 million, from $130.0 million at December 31, 2008 to $123.0 million at March 31, 2009. Total repurchase balances increased from $28.7 million at December 31, 2008 to $31.8 million at March 31, 2009.

At March 31, 2009 and December 31, 2008, investments classified as “held to maturity” were carried at an amortized cost of $431,000 and $454,000, respectively and had an estimated fair market value of $437,000 and $455,000, respectively. At March 31, 2009 and December 31, 2008, securities classified as “available for sale” had an amortized book value of $290.7 million and $244.2 million, respectively.

The loan portfolio declined $7.5 million during the three months ended March 31, 2009. Net loans totaled $620.9 million and $628.4 million at March 31, 2009 and December 31, 2008, respectively. For the three month periods ended March 31, 2009 and March 31, 2008 and the year ended December 31, 2008, the average tax equivalent yield on loans was 6.25%, 7.41% and 6.93% respectively. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2009 and 2008. At March 31, 2009 and 2008, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	Quarter Ended
	03/31/09	3/31/2009	3/31/2008	3/31/2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$174,788	27.9%	$183,649	31.1%
Second mortgages (closed end)	7,682	1.2%	7,427	1.3%
Home equity lines of credit	36,938	5.9%	32,351	5.5%
Multi-family	37,568	6.0%	25,886	4.4%
Construction	52,340	8.3%	52,588	8.9%
Commercial real estate	228,431	36.4%	204,735	34.7%

Total mortgage loans	537,747	85.7%	506,636	85.8%

Loans secured by deposits	3,921	0.6%	3,201	0.6%
Other consumer loans	21,592	3.4%	20,821	3.5%
Commercial loans	64,049	10.2%	59,653	10.1%

Total loans, gross	627,309	100.0%	590,311	100.0%

Deferred loan cost, net of income	281		244

Less allowance for loan losses	(6,685)		(4,862)

Total loans	$620,905		$585,693

The allowance for loan losses totaled $6.7 million at March 31, 2009, $6.1 million at December 31, 2008 and $4.9 million at March 31, 2008. The ratio of the allowance for loan losses to total loans was 1.07% at March 31, 2009, 0.97% at December 31, 2008 and 0.82% at March 31, 2008. Also at March 31, 2009, non-performing loans were $6.9 million, or 1.10% of total loans, compared to $1.2 million, or 0.21% of total loans, at March 31, 2008 and $7.3 million, or 1.16% at December 31, 2008. The increase in non-performing loans in March 2009 as compared to March 2008 is largely the result of one residential home loan builder who filed bankruptcy in the third quarter of 2008. This relationship, with a current balance of approximately $6 million, is well secured with any anticipated losses currently reserved for in the Company’s allowance for loan loss account.

Non-performing assets, which include other real estate owned and other assets owned, were $7.9 million or 0.80% of total assets at March 31, 2009, compared to $1.7 million, or 0.20% of assets, at March 31, 2008 and $8.2 million, or 0.86% of assets at December 31, 2008.

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

The Company’s annualized net charge off ratios for the three-month periods ended March 31, 2009 and March 31, 2008 and the year ended December 31, 2008 were 0.27%, 0.26% and 0.20%, respectively. The ratios of allowance for loan losses to non-performing loans at March 31, 2009, March 31, 2008 and December 31, 2008 were 97.2%, 400.5% and 83.0%, respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the three-month periods ended:

	03/31/09	03/31/08
	(Dollars in Thousands)
Beginning balance, allowance for loan loss	$6,133	$4,842

Loans charged off:
Commercial loans	(182)	(164)
Consumer loans and overdrafts	(182)	(147)
Residential loans	(276)	(152)

Total charge offs	(640)	(463)

Recoveries
Commercial loans	15	—
Consumer loans and overdrafts	166	74
Residential loans	37	8

Total recoveries	218	82

Net charge offs	(422)	(381)

Provision for loan loss	974	401

Ending balance	$6,685	$4,862

Ratio of net charge offs to average outstanding loans during the period	0.27%	0.26%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At March 31, 2009 and December 31, 2008, the Company’s impaired loans totaled $19.6 million and $11.3 million, respectively. At March 31, 2009 and December 31, 2008, the Company’s reserve for impaired loans totaled $1,029,000 and $731,000, respectively.

At March 31, 2009, the Company had allocated approximately $2.4 million of its allowance for loan loss account specifically for loans that are classified as watch or special mention. These loans are not considered impaired but are reserved for based on potential weaknesses or higher levels of perceived risk due to the various factors, including unpredictable cash flows, a business operating in a challenging industry, or a new and significant relationship.

At March 31, 2009, deposits increased to $738.7 million from $713.0 million at December 31, 2008. The brokered deposits increased from $67.9 million at December 31, 2008 to $68.0 million at March 31, 2009. The average cost of all deposits during the three-month periods ended March 31, 2009, March 31, 2008, and the year ended December 31, 2008 was 2.98%, 3.58%, and 3.26%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income. Net income available for common shareholders for the three months ended March 31, 2009 was $1,012,000, compared to net income of $1,492,000 for the three months ended March 31, 2008. The decline in the Company’s net income available for common shareholders for the three month period ended March 31, 2009 is largely the result of the Company’s dividend accrual and accretion of warrant cost associated with the Company’s sale of $18.4 million in preferred stock to the United States Treasury under the Treasury’s Capital Purchase Plan. In the three months ended March 31, 2009, the Company paid $161,000 related to the payment of a 5% preferred dividend and $27,000 related to the accretion on the value of the stock warrants issued.

Lower net income production was further influenced by higher operating expenses and higher provision for loan loss expense, which were partially offset by a higher level of net interest income and gains on the sale of securities. The Company increased its provision for loan loss expense as a result of management concerns about the continued weakness in the national economy and its potential effect on our local economy.

Net Interest Income. Net interest income for the three month period ended March 31, 2009 was $6.4 million, compared to $5.6 million for the three month period ended March 31, 2008. The increase in net interest income for the three months ended March 31, 2009 as compared to March 31, 2008 was largely due to a $123.9 million increase in the average balance of available for sale investments. The growth of the investment portfolio is the result of a strategy to increase interest earning assets through a mixture of Federal Home Loan Bank borrowings and increased deposit activity. This strategy was implemented to partially leverage the Company’s preferred stock issuance while providing additional income to offset the cost of the preferred stock and warrant issuance. As a result of this strategy, interest income on taxable investments increased by $1.6 million in the three month period ended March 31, 2009 as compared to the same period in 2008, an increase of 96%. For the three month period ended March 31, 2009, income on tax exempt securities increased to $272,000 from $164,000 for the three month period ended March 31, 2008. At the same time, the average yield on taxable securities and tax exempt securities have increased by 0.52% and 0.98%, respectively for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008.

For the three month period ended March 31, 2009, the Company’s interest income from loans receivable declined by approximately $1 million as compared to the three month period ended March 31, 2008. This decline is the result of lower market interest rates, offsetting $37.9 million of average loan growth over the same period. The Company maintains approximately $327.7 million in loans tied to prime rate, currently at 3.25%. While new prime rate based loans originated by the Company include a 5% interest rate floor, the majority of the Company’s prime rate portfolio does not include interest rate floors. The Company’s loan portfolio includes approximately $138.8 in variable rate loans and securities indexed to the One Year United States Treasury (currently 0.46%) plus 3.00%. Single family loans indexed to the One Year Treasury do not have floors but have a 1% annual adjustment cap.

For the three-months ended March 31, 2009 and March 31, 2008, the tax equivalent yield on total interest earning assets declined to 5.88% from 6.79%. The decline in net yields is the result of the reduction in yields on variable rate loans discussed above. This reduction in loan yields was partially offset by an increase in investment yields due to timely purchases in the fourth quarter of 2008 as credit markets seized, resulting in unique opportunities for those institutions with the liquidity and inclination to make investment purchases in a difficult market.

For the three-month periods ended March 31, 2009 and March 31, 2008, the Company’s cost of interest bearing liabilities was 3.24% and 4.00%, respectively. The lower cost of interest bearing liabilities was the result of a lower short term interest rates as well as an increase in FHLB advances that were made at favorable rates.

In the three month period ended December 31, 2008, the Company’s deposit balances increased by approximately $66.3 million as management priced time deposits aggressively in response to the industry wide liquidity crisis. The deposits are scheduled to re-price beginning in August of 2009 and the Company anticipates that these deposits can be retained at a lower cost, providing cost savings to the Company.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the three month periods ended March 31, 2009 and March 31, 2008. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $122,000 for March 31, 2009, and $70,000 for March 31, 2008, for a tax equivalent rate using a cost of funds rate of 3.24% for March 31, 2009 and 4.00% for March 31, 2008. The table adjusts tax-free loan income by $42,000 for March 31, 2009 and $80,000 for March 31, 2008 for a tax equivalent rate using the same cost of funds rate:

	Average Balance 3/31/2009	Income and Expense 3/31/2009	Average Rates 3/31/2009	Average Balance 3/31/2008	Income and Expense 3/31/2008	Average Rates 3/31/2008
	(Table Amounts in Thousands, Except Percentages)
Loans	$618,670	9,670	6.25%	$580,757	10,759	7.41%
Investments AFS taxable	249,910	3,281	5.25%	133,537	1,580	4.73%
Investment AFS tax free	25,338	394	6.22%	17,857	234	5.24%
Investment Held to maturity	444	5	4.50%	9,061	97	4.28%
Federal funds	13,895	8	0.23%	8,128	58	2.85%

Total interest earning assets	908,257	13,358	5.88%	749,340	12,728	6.79%

Other assets	76,978			65,698

Total assets	$985,235			$815,038

Interest bearing deposits	674,785	5,466	3.24%	557,747	5,463	3.92%
FHLB borrowings	124,081	1,037	3.34%	96,585	1,068	4.42%
Repurchase agreements	31,487	194	2.46%	36,756	329	3.58%
Subordinated debentures	10,310	102	3.96%	10,310	161	6.25%

Total interest bearing liabilities	840,663	6,799	3.24%	701,398	7,021	4.00%

Non-interest bearing deposits	58,403			51,853
Other liabilities	6,163			4,900

Stockholders’ equity	80,006			56,887

Total liabilities and stockholders’ equity	$985,235			$815,038

Net change in interest earning assets and interest bearing liabilities		6,559	2.64%		5,707	2.79%

Net yield on interest earning assets		2.89%			3.05%

Interest Income. For the three months ended March 31, 2009, the Company’s total interest income was $13.2 million as compared to $12.6 million for the three months ended March 31, 2008. This increase primarily resulted from growth in the investment portfolio and helped to offset a sharp decline in the yields on loans due to lower market rates. The average balance of loans receivable increased $37.9 million to $618.7 million at March 31, 2009 from $580.8 million at March 31, 2008. For the three month period ended March 31, 2009, the average tax equivalent yield on loans was 6.25% as compared to 7.41% for the three month period ended March 31, 2008. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.84% for the three months ended March 31, 2008 to 108.04% for the three months ended March 31, 2009.

Interest Expense. Interest expense declined approximately $220,000 for the three months ended March 31, 2009 as compared to the same period in 2008. The decline was attributable to lower market interest rates, offsetting a $139.3 million increase in the average balance of total interest bearing liabilities as compared to March 31, 2008. The average cost of average interest-bearing deposits declined from 3.92% at March 31, 2008 to 3.24% at March 31, 2009. Over the same period, the average balance of interest bearing deposits increased $117.1 million, from $557.7 million at March 31, 2008 to $674.8 million at March 31, 2008 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $27.5 million, from $96.6 million at March 31, 2008 to $124.1 million at March 31, 2009. The average cost of average borrowed funds from the FHLB decreased from 4.42% at March 31, 2008 to 3.34% at March 31, 2009. The average cost of all deposits declined from 3.58% at March 31, 2008 to 2.98% at March 31, 2009. The average balance of repurchase agreements declined from $36.8 million at March 31, 2008 to $31.5 million at March 31, 2009. The average cost of repurchase agreements declined from 3.58% at March 31, 2008 to 2.46% at March 31, 2009. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. There agreements, totaling $16 million, have a weighted average cost of 4.31%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $974,000 provision for loan loss was required for the three months ended March 31, 2009 compared to a $401,000 provision for loan loss expense for the three months ended March 31, 2008. The increase in provision for loan loss expense is in response to management’s concerns about the economy as both the local and national unemployment rates continue to increase.

Non-Interest Income. There was a $45,000 decline in non-interest income in the three months ended March 31, 2009 as compared to the same period in 2008. For the three-month period ended March 31, 2009, service charge income was $924,000, a decrease of $143,000 over the same period in 2008. For the three months ended March 31, 2009, income from financial services was $226,000, compared to $240,000 for the same period in 2008. For the three month period ended March 31, 2009, the Company realized gains on the sale of investments totaling $658,000 as compared to $534,000 for the three months ended March 31, 2008. In 2009, the Company took advantage of narrowing agency spreads to selectively sell longer term agency securities.

Non-Interest Expenses. There was a $548,000 increase in total non-interest expenses in the three months ended March 31, 2009 compared the same period in 2008. For the three months ended March 31, 2009, compensation expense increased to $3.0 million compared to $2.9 million for the three months ended March 31, 2008 largely due to annual pay raises given on January 1, 2009. The only other operating expense that increased by more than $100,000 was other operation expenses, which included fees charged by the FDIC for deposit insurance. The Company’s expense for FDIC fees increased from $17,000 for the three months ended March 31, 2008 as compared to $115,000 for the three months ended March 31, 2009.

The Company anticipates that the FDIC will continue to increase its quarterly assessments for deposit insurance. In addition, the Company anticipates that the FDIC will require all depository institutions to pay a special assessment equal to 0.10% to 0.20% of deposits at June 30, 2009 to provide additional reserves to the Bank Insurance Fund. The special assessment will be due September 30, 2009. We anticipate that the special assessment will cost the Company between $700,000 and $1.4 million. The Company’s cost associated with the FDIC’s special assessment, if approved by the FDIC, would increase the Company’s non-interest expense during the second and third quarter of 2009.

Income Taxes. The effective tax rate for the three months ended March 31, 2009 was 30.4%, compared to 30.5% for the same period in 2008.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $30 million in cash flow over the remaining nine months of 2009. Additional cash flows from agency securities are highly dependent on market interest rates. However, management anticipates that approximately $15 million in agency securities will be called due to their one time call feature and relatively high coupon rate. This cash flow will be used to fund loan growth, reduce FHLB borrowings, and to replace more expensive deposits. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2009, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2009:

	Company		Bank
	Amount	Percent	Amount	Bank
	(Dollars in Thousands)
Tangible Capital	$81,669	8.31%	$75,450	7.74%

Core Capital	$81,669	8.31%	$75,450	7.74%

Risk Based Capital	$88,354	14.02%	$82,134	12.90%

At March 31, 2009, the Bank had outstanding commitments to originate loans totaling $4.5 million and undisbursed commitments on loans outstanding of $52.7 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from March 31, 2009, totaled $312.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

At March 31, 2009, the Bank has outstanding borrowings of $123.0 million from the FHLB with maturities ranging from overnight borrowing to nine years. In 2009, the Company has $23 million of FHLB borrowings that will mature with a weighted average rate of 2.30%.

The Company’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2009, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement. A schedule of FHLB borrowings at March 31, 2009 is provided below:

Advance Type	Amount	Weighted Average Rate	Weighted Average Maturity
Fixed Rate	106,969,000	3.74%	5.2 years

Variable Rate	16,000,000	1.03%	0.9 years

At March 31, 2009, the Bank had $49.7 in additional borrowing capacity with the FHLB which includes an overnight line of credit in the amount of $30 million.

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

At March 31, 2009, the Company has the following off-balance sheet commitments:

(Dollars in Thousands)
Standby letters of credit	$2,232
Unused home equity lines of credit	$32,035
Unused commercial lines of credit	$11,257
Interest rate swap	$(1,046)

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

In December 2007, the Financial Accounting Standards Board issued SFAS 141R Business Combinations. SFAS 141R clarified the definitions of both a business combination and a business. All business combinations will be accounted for under the purchase method. This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related cost. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the provisional amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments to the provisional amounts are done so retrospectively and require a restatement of prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 31, 2008. The Company has determined that the adoption of SFAS 141R did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has determined that the adoption of FASB Statement No. 161 did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSB 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company has determined that the adoption of FSP No. 142-3 did not have a material impact on its consolidated financial statements.

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

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three months ended March 31, 2009. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% increase in interest rates will result in a $100,000 reduction in net interest income due to numerous floors currently in place. A 2% increase in interest rates will result in a $70,000 increase in net interest income as market interest rates would exceed interest the majority of interest rate floors.

The actual results of the Company’s asset liability management analysis are highly dependent on the prepayment speed of mortgage backed securities and collateralized mortgage obligations. The United States Treasury’s policy of purchasing longer dated Treasury bonds has the result of lowering mortgage loan rates, allowing more consumers to refinance their mortgages and pay-off their current mortgage, resulting in higher prepayment speeds on mortgage investment products.

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2009 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2009.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2009 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

The Company is subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management has established policies and procedures to assess and report on internal controls, and has retained an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in reference to Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

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

HOPFED BANCORP, INC.

Date: May 14, 2009	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 14, 2009	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Tresurer