Form 10-Q
period 2009-06-30
HOPFED BANCORP INC
filed 2009-08-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    No  ☐

As of August 10, 2009, the Registrant had issued and outstanding 3,594,620 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$16,972	$15,268
Interest-earning deposits in Federal Home Loan Bank	522	5,727
Federal funds sold	2,315	16,080

Cash and cash equivalents	19,809	37,075
Federal Home Loan Bank stock, at cost	4,281	4,050
Securities available for sale	290,092	246,952
Securities held to maturity, market value of $421 for June 30, 2009 and $455 at December 31, 2008	413	454
Loans receivable, net of allowance for loan losses of $7,427 at June 30, 2009 and $6,133 at December 31, 2008	637,111	628,356
Accrued interest receivable	5,715	5,852
Real estate and other assets owned	930	875
Bank owned life insurance	8,140	7,994
Premises and equipment, net	25,886	26,443
Deferred tax assets	1,272	737
Intangible asset	1,411	1,818
Goodwill	4,989	4,989
Other assets	1,745	1,965

Total assets	$1,001,794	$967,560

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts:	$63,721	$57,134
Interest-bearing accounts:
NOW accounts	90,001	89,549
Savings and money market accounts	57,639	58,374
Other time deposits	532,186	507,948

Total deposits	743,547	713,005

Advances from Federal Home Loan Bank	129,141	130,012
Repurchase agreements	31,438	28,680
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	374	210
Dividends payable	450	444
Accrued expenses and other liabilities	6,725	6,615

Total liabilities	$921,985	$889,276

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at June 30, 2009 and December 31, 2008	$—	$—
Common stock, par value $.01 per share; authorized 7,500,000 shares; 4,110,175 issued and 3,594,620 outstanding at June 30, 2009 and 4,100,604 issued and 3,585,049 outstanding at December 31, 2008	41	41
Common stock warrants	556	556
Additional paid-in-capital	44,326	44,193
Retained earnings-substantially restricted	40,024	38,954
Treasury stock (at cost, 515,555 shares at June 30, 2009 and December 31, 2008)	(6,495)	(6,495)
Accumulated other comprehensive income, net of taxes	1,357	1,035

Total stockholder’s equity	79,809	78,284

Total liabilities and stockholders’ equity	$1,001,794	$967,560

The balance sheet at December 31, 2008 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousand)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans receivable	$9,712	$10,299	$19,340	$20,978
Investment in securities, taxable	3,205	1,641	6,491	3,318
Nontaxable securities available for sale	390	160	662	324
Interest-earning deposits	—	36	8	95

Total interest and dividend income	13,307	12,136	26,501	24,715

Interest expense:
Deposits	5,334	4,902	10,800	10,364
Advances from Federal Home Loan Bank	1,039	965	2,076	2,033
Repurchase agreements	196	271	390	600
Subordinated debentures	176	122	278	284

Total interest expense	6,745	6,260	13,544	13,281

Net interest income	6,562	5,876	12,957	11,434
Provision for loan losses	962	476	1,936	877

Net interest income after provision for loan losses	5,600	5,400	11,021	10,557

Non-interest income:
Service charges	1,098	1,103	2,022	2,170
Merchant card income	157	152	297	284
Gain on sale of loans	51	41	120	105
Gain on sale of securities	809	168	1,467	702
Income from bank owned life insurance	74	67	147	135
Financial services commission	250	279	476	519
Other operating income	302	287	571	586

Total non-interest income	2,741	2,097	5,100	4,501

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Non-interest expenses:
Salaries and benefits	$3,172	$2,891	$6,218	$5,792
Occupancy expense	750	699	1,498	1,386
Data processing expense	639	569	1,270	1,103
State deposit tax	155	128	311	256
Intangible amortization expense	203	220	407	439
Professional services expense	223	294	535	550
Advertising expense	320	315	643	597
Postage and communications expense	164	159	323	314
Supplies expense	91	87	171	167
Deposit insurance and examination expense	722	113	885	175
Other operating expenses	342	191	482	302

Total non-interest expense	6,781	5,666	12,743	11,081

Income before income tax expense	1,560	1,831	3,378	3,977
Income tax expense	449	570	1,001	1,224

Net income	$1,111	$1,261	$2,377	$2,753

Less:
Dividend on preferred shares	$229	—	$456	—
Accretion dividend on preferred shares	$28	—	$55	—

Net income available to common stockholders	$854	$1,261	$1,866	$2,753

Net income available to common stockholders
Per share, basic	$0.24	$0.35	$0.52	$0.77

Per share, diluted	$0.24	$0.35	$0.52	$0.77

Dividend per share	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding - basic	3,568,814	3,558,893	3,568,257	3,567,727

Weighted average shares outstanding - diluted	3,568,814	3,573,652	3,568,257	3,582,297

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,111	$1,261	$2,377	$2,753

Other comprehensive income (loss), net of tax

Unrealized holding gain (loss) arising during the period new of tax effect of $365 and $787 for the three months ended June 30, 2009 and 2008, respectively; and ($478) and $300 for the six months ended June 30, 2009 and 2008, respectively.	(708)	(1,527)	931	(582)

Unrealized gain (loss) on derivatives, net of tax effect of ($162) and $8 for the three months ending June 30, 2009 and 2008, respectively; and ($185) and $16 for the six month periods ended June 30, 2009 and 2008, respectively.	315	(16)	359	(32)

Reclassification adjustment for gains included in net income net of taxes of $275 and $57 for the three month periods ended June 30, 2009 and 2008, respectively; and $499 and $230 for the six month periods ended June 30, 2009 and 2008, respectively.	(534)	(111)	(968)	(446)

Comprehensive income (loss)	$184	$(393)	$2,699	$1,693

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2009

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock	Preferred Stock	Common Stock	Common Stock Warrants	Additional Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Accum. Other Compreh. Income	Total Stockholders Equity
Balance at December 31, 2008	3,585,049	18,400	$41	$556	$44,193	$38,954	$(6,495)	$1,035	$78,284

Restricted Stock Awards	9,571	—	—	—	—	—	—	—	—

Net Income	—	—	—	—	—	2,377	—	—	2,377

Compensation expense, restricted stock awards	—	—	—	—	78	—	—	—	78

Net change in unrealized gain (loss) on securities available for sale, net of income taxes of $19	—	—	—	—	—	—	—	(37)	(37)

Net change in unrealized gain (loss) on derivatives, net of income taxes of ($185)	—	—	—	—	—	—	—	359	359

Dividend to Preferred Stockholder	—	—	—	—	—	(391)	—	—	(391)

Accretion of Preferred Stock Discount	—	—	—	—	55	(55)	—	—	—

Dividend to Common Stockholders	—	—	—	—	—	(861)	—	—	(861)

Balance June 30, 2009	3,594,620	18,400	$41	$556	$44,326	$40,024	$(6,495)	$1,357	$79,809

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Period Ended June 30,
	2009	2008
Cash flows from operating activities:

Net cash provided by operating activities	$4,596	$5,562

Cash flows from investing activities
Proceeds from calls and maturities of securities held to maturity	41	12,114
Proceeds from sales, calls and maturities of securities available for sale	83,613	70,257
Purchase of securities available for sale	(125,446)	(77,915)
Net increase in loans	(11,228)	(21,244)
Purchase of Federal Home Loan Bank stock	(231)	(57)
Proceeds from sale of foreclosed assets	259	484
Purchase of premises and equipment	(211)	(550)

Net cash used in investing activities	(53,203)	(16,911)

Cash flows from financing activities:
Net increase in demand deposits	$6,304	12,194
Net increase in time deposits	$24,238	10,339
Increase in advances from borrowers for taxes and insurance	164	69
Advances from Federal Home Loan Bank and corespondent banks	42,395	42,500
Repayment of advances from Federal Home Loan Bank and Corespondent Banks	(43,266)	(47,073)
Net increase (decrease) in repurchase agreements	2,758	(2,250)
Purchase of treasury stock	—	(253)
Dividend paid on preferred stock	(391)	—
Dividends paid	(861)	(862)

Net cash provided by financing activities	31,341	14,664

Increase (decrease) in cash and cash equivalents	(17,266)	3,315
Cash and cash equivalents, beginning of period	37,075	22,029

Cash and cash equivalents, end of period	$19,809	$25,344

Supplemental disclosures of cash flow information:
Interest paid	$7,214	$6,287

Income taxes paid	$1,400	$1,765

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	$891	$752

Foreclosures and in substance foreclosures of loans during period	$395	$620

Net unrealized (loss) on investment securities classified as available for sale	$(56)	$(1,561)

Increase in deferred tax asset related to unrealized gains on investments	$19	$530

Common dividends declared and payable	$430	$446

Issue of unearned restricted stock	$10	$142

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee and Pleasant View, Tennessee. Agents for Heritage Solutions travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2009.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-month and six-month periods ended June 30, 2009 and June 30, 2008. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Month Periods Ended
	June 30, 2009	June 30, 2008
Basic IPS:
Net income available to common stockholders	$854,000	$1,261,000
Average common shares outstanding	3,568,814	3,558,893

Net income per share available to common stockholders, basic	$0.24	$0.35

Diluted IPS
Net income available to common stockholders	$854,000	$1,261,000
Average common shares outstanding	3,568,814	3,558,893
Dilutive effect of stock options	—	14,759

Average diluted shares outstanding	3,568,814	3,573,652

Net income per share available to common stockholders, diluted	$0.24	$0.35

	Six Month Periods Ended
	June 30, 2009	June 30, 2008
Basic IPS:
Net income available to common stockholders	$1,866,000	$2,753,000
Average common shares outstanding	3,568,257	3,567,727

Net income per share available to common stockholders, basic	$0.52	$0.77

Diluted IPS
Net income available to common stockholders	$1,866,000	$2,753,000
Average common shares outstanding	3,568,257	3,567,727
Dilutive effect of stock options	—	14,570

Average diluted shares outstanding	3,568,257	3,582,297

Net income per share available to common stockholders, diluted	$0.52	$0.77

(2)	STOCK COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock Based Compensation (SFAS No. 123R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. For the three-month and six month periods ending June 30, 2008, the Company incurred additional compensation expense related to SFAS 123R of $3,633 and $9,083, respectively. The Company did not incur any cost related to stock options for the three-month and six-month periods ended June 30, 2009 as all stock options issued by the Company are fully vested.

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of approximately $39,000 and $78,000 for the three-month and six-month periods ended June 30, 2009 and $40,000 and $77,000 for the three-month and six-month periods ended June 30, 2008, respectively. The Company issued 9,039 and 9,571 shares of restricted stock during the three and six month periods ended June 30, 2009, respectively. The Company will incur additional compensation cost of approximately $73,700 for the year ending December 31, 2009 related to restricted stock grants previously awarded. The Company will incur cost of approximately $121,000, $81,400, $43,200, and $10,400 in compensation cost for the years ending December 31, 2010, 2011, 2012 and 2013 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

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

At June 30, 2009, the Company has 71 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $1 million (par value) in a Ford Motor Credit bond maturing October 28, 2009 and four Non-Agency CMO’s recently downgraded. The Non-Agency CMO’s, with a combined book value of $7.3 million and market value of $6.1 million are performing as agreed. Management conducts an analysis of these bonds quarterly to determine if other than temporary impairment has occurred. At this time, management has determined that none of the above mentioned bonds are other than temporarily impaired at this time.

The carrying amount of securities available for sale and their estimated fair values at June 30, 2009 is as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$4,281	—	—	$4,281

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$110,320	3,288	(398)	113,210
Corporate bonds	1,006	—	(14)	992
Municipal bonds	36,972	295	(566)	36,701
Trust preferred securities	2,000	—	(347)	1,653
Mortgage-backed securities:
GNMA	31,042	599	(66)	31,575
FNMA	46,569	816	(76)	47,309
FHLMC	12,935	279	—	13,214
NON-AGENCY CMOs	26,328	40	(1,808)	24,560
AGENCY CMOs	20,232	646	—	20,878

	$287,404	$5,963	$(3,275)	$290,092

The carrying amount of securities held to maturity and their estimated fair values at June 30, 2009 is as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities
Mortgage-backed securities:
GNMA	$358	$8	—	$366
FNMA	55	—	—	55

	413	—	—	421

	$413	$8	$—	$421

At June 30, 2009, securities with a book value of approximately $82.7 million and a market value of approximately $84.1 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $31.9 million and a market value of $33.4 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $30.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At June 30, 2009, securities with a book and market value of approximately $31.4 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $16.7 million and a market value of $17.3 million. The first repurchase agreement in the amount of $6.0 million repurchase agreement and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is callable quarterly beginning September 5, 2008 and has a fixed rate of interest of 4.28%.

(4)	INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At June 30, 2009	At December 31, 2008
Asset - investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholders’ equity – trust preferred securities	$10,000	$10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Income Statements

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$110	$151	$218	$343

Net income	$110	$151	$218	$343

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2008	$10,000	$310	$—	$10,310
Net income	—	—	218	218
Dividends:
Trust preferred securities	—	—	(212)	(212)
Common paid to HopFed Bancorp, Inc.	—	—	(6)	(6)

Ending balances, June 30, 2009	$10,000	$310	$—	$10,310

(5)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Available for sale securities	$290,092	—	$288,439	$1,653

Impaired loans	$24,893	—	—	$24,893

Bank owned life insurance	$8,140	—	—	$8,140

Real estate and other assets owned	$930	—	—	$930

Liabilities

Interest rate swap	$(631)	—	$(631)	—

(6)	ISSUANCE OF PREFERRED SHARES

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

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2009 and December 31, 2008, and for the three-month and six month periods ended June 30, 2009 and June 30, 2008 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2008 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased by $34.2 million, from $967.6 million at December 31, 2008 to $1.0 billion at June 30, 2009. Securities available for sale increased from $247.0 million at December 31, 2008 to $290.1 million at June 30, 2009. The Company sold fed funds balances of $2.3 million at June 30, 2009 as compared to $16.1 million at December 31, 2008. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $4.1 million at December 31, 2008 to $4.3 million at June 30, 2009. Total FHLB borrowings declined approximately $900,000, from $130.0 million at December 31, 2008 to $129.1 million at June 30, 2009. Total repurchase balances increased from $28.7 million at December 31, 2008 to $31.4 million at June 30, 2009.

At June 30, 2009 and December 31, 2008, investments classified as “held to maturity” were carried at an amortized cost of $413,000 and $454,000, respectively and had an estimated fair market value of $421,000 and $455,000, respectively. At June 30, 2009 and December 31, 2008, securities classified as “available for sale” had an amortized book value of $287.4 million and $244.2 million, respectively.

The loan portfolio increased $8.7 million during the six-months ended June 30, 2009. Net loans totaled $637.1 million and $628.4 million at June 30, 2009 and December 31, 2008, respectively. For the three-month periods ended June 30, 2009 and June 30, 2008, the average tax equivalent yield on loans was 6.20% and 7.04%, respectively. For the six-month periods ended June 30, 2009 and June 30, 2008 and the year ended December 31, 2008, the average tax equivalent yield on loans was 6.22%, 7.22% and 6.93% respectively. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2009 and 2008. At June 30, 2009 and 2008, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	Quarter Ended
	06/30/09	6/30/2009	6/30/2008	6/30/2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$192,383	29.9%	$178,898	29.8%
Second mortgages (closed end)	7,198	1.1%	8,429	1.4%
Home equity lines of credit	37,206	5.8%	33,562	5.6%
Multi-family	47,682	7.4%	29,732	4.9%
Construction	31,436	4.9%	55,434	9.2%
Commercial real estate	253,335	39.3%	212,162	35.3%

Total mortgage loans	569,240	88.4%	518,217	86.2%

Loans secured by deposits	4,394	0.7%	3,200	0.5%
Other consumer loans	16,838	2.6%	20,803	3.5%
Commercial loans	53,792	8.3%	58,502	9.8%

Total loans, gross	644,264	100.0%	600,722	100.0%

Deferred loan cost, net of income	274		288

Less allowance for loan losses	(7,427)		(5,118)

Total loans	$637,111		$595,892

The allowance for loan losses totaled $7.4 million at June 30, 2009, $6.1 million at December 31, 2008 and $5.1 million at June 30, 2008. The ratio of the allowance for loan losses to total loans was 1.15% at June 30, 2009, 0.97% at December 31, 2008 and 0.85% at June 30, 2008. Also at June 30, 2009, non-performing loans were $8.2 million, or 1.26% of total loans, compared to $598,000, or 0.10% of total loans, at June 30, 2008 and $7.3 million, or 1.16% at December 31, 2008. The increase in non-performing loans in June 2009 as compared to June 2008 is largely the result of one residential home loan builder who filed bankruptcy in the third quarter of 2008. This relationship, with a current balance of approximately $6.1 million, is well secured with any anticipated losses currently reserved for in the Company’s allowance for loan loss account.

Non-performing assets, which include other real estate owned and other assets owned, were $9.1 million or 0.91% of total assets at June 30, 2009, compared to $1.0 million, or 0.12% of assets, at June 30, 2008 and $8.2 million, or 0.86% of assets at December 31, 2008.

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

The Company’s annualized net charge off ratios for the three-month and six-month periods ended June 30, 2009 and June 30, 2008 and the year ended December 31, 2008 was 0.21%. The ratios of allowance for loan losses to non-performing loans at June 30, 2009, June 30, 2008 and December 31, 2008 were 91.1%, 855.9% and 83.0%, respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the six-month periods ended:

	06/30/09	06/30/08
Beginning balance, allowance for loan loss	$6,133	$4,842

Loans charged off:
Commercial loans	(291)	(231)
Consumer loans and overdrafts	(310)	(308)
Residential loans	(290)	(213)

Total charge offs	(891)	(752)

Recoveries
Commercial loans	34	—
Consumer loans and overdrafts	156	120
Residential loans	59	31

Total recoveries	249	151

Net charge offs	(642)	(601)

Provision for loan loss	1,936	877

Ending balance	$7,427	$5,118

Average loan balance, gross	622,881	585,083

Ratio of net charge offs to average outstanding loans during the period	0.21%	0.21%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At June 30, 2009 and December 31, 2008, the Company’s impaired loans totaled $24.9 million and $11.3 million, respectively. At June 30, 2009 and December 31, 2008, the Company’s reserve for impaired loans totaled $1.3 million and $731,000, respectively.

At June 30, 2009, deposits increased to $743.6 million from $713.0 million at December 31, 2008. The balances of brokered deposits decreased from $67.9 million at December 31, 2008 to $63.0 million at June 30, 2009. The average cost of all deposits during the three-month periods ended June 30, 2009, June 30, 2008, and the year ended December 31, 2008 was 2.85%, 3.34%, and 3.26%, respectively. The average cost of all deposits during the six-month periods ended June 30, 2009 and June 30, 2008 was 2.92% and 3.39%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Net Income. Net income available for common shareholders for the six months ended June 30, 2009 was $1,866,000 compared to $2,753,000 for the six months ended June 30, 2008. The decline in the Company’s net income available for common shareholders for the six- month period ended June 30, 2009 is largely the result of the Company’s dividend accrual and accretion of warrant cost associated with the Company’s sale of $18.4 million in preferred stock to the United States Treasury under the Treasury’s Capital Purchase Plan as well as a FDIC special assessment equal to 5% of assets. In the six months ended June 30, 2009, the Company incurred $456,000 in expenses related to the payment of a 5% preferred dividend and $55,000 related to the accretion on the value of the stock warrants issued.

Net income was also hampered by a FDIC special assessment of approximately $460,000 as well as an increase in quarterly FDIC fees. Net income for the period was further influenced by higher levels of operating expenses and a higher provision for loan loss expense, which were partially offset by a higher level of net interest income and gains on the sale of securities. The Company increased its provision for loan loss expense as a result of management concerns about the continued weakness in the national economy and its potential effect on our local economy.

Net Interest Income. Net interest income for the six month period ended June 30, 2009 was $13.0 million, compared to $11.4 million for the six month period June 30, 2008. The increase in net interest income was largely due to an increase in the average balance of interest earning assets. The average balance of interest earnings assets for the six months ended June 30, 2009 was $912.2 million, an increase of $163.3 million over the six months ended June 30, 2008. The growth in interest earning assets offset a 0.79% decline in the yield on interest earning assets during the same period.

For the six month period ended June 30, 2009, income on tax exempt securities increased to $662,000 from $324,000 for the six month period ended June 30, 2008. For the six month period ended June 30, 2009, income on taxable securities classified as available for same increased to $6.5 million as compared to $3.3 million for the six month period ended June 30, 2008. The increase in investment income is the result in both a growth in the yield and average balances of the securities portfolio. The average tax equivalent yield on taxable securities and tax exempt securities have increased by 0.30% and 1.01%, respectively for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008.

For the six month period ended June 30, 2009, the Company’s interest income from loans receivable declined by approximately $1.6 million as compared to the six month period ended June 30, 2008. For the six-months ended June 30, 2009 and June 30, 2008, the tax equivalent yield on loans declined to 6.22% from 7.22% over the same period in 2008. The decline in interest income on loans occurred despite an increase of $37.8 million in the average balance of loans receivable to $622.9 million at June 30, 2009 from $585.1 million at June 30, 2008.

For the six-month periods ended June 30, 2009 and June 30, 2008, the Company’s cost of interest bearing liabilities was 3.20% and 3.81%, respectively. The lower cost of interest bearing liabilities was the result of a lower short term interest rates as well as an increase in FHLB advances that were made at favorable rates.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the six-month periods ended June 30, 2009 and June 30, 2008. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $297 for June 30, 2009, and $139 for June 30, 2008, for a tax equivalent rate using a cost of funds rate of 3.00% for June 30, 2009 and 3.50% for June 30, 2008. The table adjusts tax-free loan income by $27 for June 30, 2009 and $136 for June 30, 2008 for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2009	Income and Expense 6/30/2009	Average Rates 6/30/2009	Average Balance 6/30/2008	Income and Expense 6/30/2008	Average Rates 6/30/2008
	(Table Amounts in Thousands, Except Percentages)
Loans	$622,881	$19,367	6.22%	$585,083	$21,114	7.22%
Investments AFS taxable	253,455	6,481	5.11%	132,851	3,193	4.81%
Investment AFS tax free	30,510	959	6.29%	17,524	463	5.28%
Investment held to maturity	434	10	4.61%	5,680	125	4.40%
Federal funds	4,935	8	0.32%	7,786	95	2.44%

Total interest earning assets	912,215	26,825	5.88%	748,924	24,990	6.67%

Other assets	79,132			65,093

Total assets	$991,347			$814,017

Interest bearing deposits	$680,596	10,800	3.17%	$557,128	10,364	3.72%
Subordinated debentures	10,310	278	5.39%	10,310	284	5.51%
Repurchase agreements	31,389	390	2.48%	35,859	600	3.35%
FHLB borrowings	123,622	2,076	3.36%	94,094	2,033	4.32%

Total interest bearing liabilities	845,917	13,544	3.20%	697,391	13,281	3.81%

Non-interest bearing deposits	60,377			54,162
Other liabilities	4,874			5,191

Shareholders equity	80,179			57,273

Total liabilities and shareholder equity	$991,347			$814,017

Net change in interest bearing assets and liabilities		$13,281	2.68%		$11,709	2.86%

Net yield on interest earning assets		2.91%			3.13%

Interest Income. For the six-months ended June 30, 2009, the Company’s total interest income was $26.5 million as compared to $24.7 million for the six months ended June 30, 2008. This increase primarily resulted from growth in the investment portfolio and helped to offset a sharp decline in the yields on loans due to lower market rates. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 107.39% for the six-months ended June 30, 2008 to 107.84% for the six-months ended June 30, 2009.

Interest Expense. Interest expense increased approximately $263,000 for the six-months ended June 30, 2009 as compared to the same period in 2008. The increase in interest expense was attributable to a $148.5 million increase in interest bearing liabilities from June 30, 2009 as compared to June 30, 2008. Over the same period, the average balance of interest bearing deposits increased $123.5 million, from $557.1 million at June 30, 2008 to $680.6 million at June 30, 2009 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $29.5 million, from $94.1 million at June 30, 2008 to $123.6 million at June 30, 2009.

The average cost of average interest-bearing deposits declined from 3.72% at June 30, 2008 to 3.17% at June 30, 2009. The average cost of average borrowed funds from the FHLB decreased from 4.32% at June 30, 2008 to 3.36% at June 30, 2009. The average cost of all deposits declined from 3.39% at June 30, 2008 to 2.92% at June 30, 2009. The average balance of repurchase agreements declined from $35.9 million at June 30, 2008 to $31.4 million at June 30, 2009. The average cost of repurchase agreements declined from 3.35% at June 30, 2008 to 2.48% at June 30, 2009. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. These agreements, totaling $16 million, have a weighted average cost of 4.31%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, the Company’s prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.9 million of provision for loan loss was required for the six-months ended June 30, 2009 compared to $877,000 in provision for loan loss expense for the six months ended June 30, 2008. The increase in provision for loan loss expense is in response to management’s concerns about the economy as both the local and national unemployment rates continue to increase as well as an increase in loans classified as impaired.

Non-Interest Income. There was a $599,000 increase in non-interest income in the six-months ended June 30, 2009 as compared to the same period in 2008. For the six-month period ended June 30, 2009, service charge income was $2.0 million, a decrease of $148,000 over the same period in 2008. For the six months ended June 30, 2009, income from financial services was $476,000, compared to $519,000 for the same period in 2008. For the six month period ended June 30, 2009, the Company realized gains on the sale of investments totaling $1.5 million as compared to $702,000 for the six-months ended June 30, 2008. In 2009, the Company took advantage of narrowing agency and mortgage backed bond spreads to selectively sell securities.

Non-Interest Expenses. There was a $1.6 million increase in total non-interest expenses in the six-month period ended June 30, 2009 as compared the same period in 2008. For the six-month period ended June 30, 2009, compensation expense increased to $6.2 million compared to $5.8 million for the six-months ended June 30, 2008. For the six month period ended June 30, 2009, the Company’s expenses related to FDIC and OTS regulatory fees increased to $885,000 as compared to $175,000 for the six month period ended June 30, 2008. The increase in fees included a special assessment by the FDIC of 5% of bank assets less total risk based capital. This assessment was approximately $460,000. The Company anticipates that higher FDIC fees will continue for some time in the future. Other operating expense that increased by more than $100,000 included data processing expenses and other operating expenses.

Income Taxes. The effective tax rate for the six months ended June 30, 2009 was 29.6%, compared to 30.8% for the same period in 2008. The decline in the effective tax rate is the result of a larger average balance of municipal bonds in the Company’s investment portfolio and relatively lower taxable net income.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net Income. Net income available for common shareholders for the three months ended June 30, 2009 was $854,000, compared to net income of $1,261,000 for the three months ended June 30, 2008. The decline in the Company’s net income available for common shareholders for the three month period ended June 30, 2009 is largely the result of the Company’s dividend accrual and accretion of warrant cost associated with the Company’s preferred stock. In the three months ended June 30, 2009, the Company accrued $229,000 related to the payment of a 5% preferred dividend and $28,000 related to the accretion on the value of the stock warrants issued. Lower net income production was also influenced by higher fees charged by the FDIC previously discussed.

Net Interest Income. Net interest income for the three month period ended June 30, 2009 was $6.6 million, compared to $5.9 million for the three month period ended June 30, 2008. The increase in net interest income for the three months ended June 30, 2009 as compared to June 30, 2008 was largely due to a $172.1 million increase in the average balance of interest earning assets. For the three month period ended June 30, 2009, the average balance for loans was $627.0 million compared to $589.4 million for the same period in 2008. The average balance of investments classified as available for sale increased to $292.6 million as compared to $148.8 million for the same period in 2008.

For the three-months ended June 30, 2009 and June 30, 2008, the tax equivalent yield on total interest earning assets declined to 5.86% from 6.57%. The decline in net yields is the result of the reduction in yields on variable rate loans. This reduction in loan yields was partially offset by an increase in investment yields due to timely purchases in the fourth quarter of 2008 as credit markets seized, resulting in unique opportunities for those institutions with the liquidity and inclination to make investment purchases in a difficult market.

For the three-month periods ended June 30, 2009 and June 30, 2008, the Company’s cost of interest bearing liabilities was 3.17% and 3.61%, respectively. The lower cost of interest bearing liabilities was the result of a lower short term interest rates as well as an increase in FHLB advances that were made at favorable rates.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the three month periods ended June 30, 2009 and June 30, 2008. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $175 for June 30, 2009, and $70 for June 30, 2008, for a tax equivalent rate using a cost of funds rate of 3.00% for June 30, 2009 and 3.50% for June 30, 2008. The table adjusts tax-free loan income by $8 for June 30, 2009 and $72 for June 30, 2008 for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2009	Income and Expense 6/30/2009	Average Rates 6/30/2009	Average Balance 6/30/2008	Income and Expense 6/30/2008	Average Rates 6/30/2008
	(Table Amounts in Thousands, Except Percentages)
Loans	$627,045	$9,720	6.20%	$589,409	$10,372	7.04%
Investments AFS taxable	256,961	3,200	4.98%	131,606	1,613	4.90%
Investment AFS tax free	35,625	565	6.35%	17,190	230	5.36%
Investment Held to maturity	423	5	4.73%	2,310	28	4.85%
Federal funds	25	0	0.00%	7,434	36	1.94%

Total interest earning assets	920,079	13,490	5.86%	747,949	12,279	6.57%

Other assets	79,824			64,572

Total assets	$999,903			$812,521

Interest bearing deposits	686,444	5,334	3.11%	556,291	4,902	3.52%
FHLB borrowings	123,168	1,039	3.37%	91,604	965	4.21%
Repurchase agreements	31,292	196	2.51%	34,962	271	3.10%
Subordinated debentures	10,310	176	6.83%	10,310	122	4.73%

Total interest bearing liabilities	851,214	6,745	3.17%	693,167	6,260	3.61%

Non-interest bearing deposits	62,329			56,471
Other liabilities	5,168			5,039

Stockholders’ equity	81,192			57,844

Total liabilities and stockholders’ equity	$999,903			$812,521

Net change in interest earning assets and interest bearing liabilities		$6,745	2.69%		$6,019	2.96%

Net yield on interest earning assets		2.93%			3.22%

Interest Income. For the three months ended June 30, 2009, the Company’s total interest income was $13.3 million as compared to $12.1 million for the three months ended June 30, 2008. This increase primarily resulted from growth in the investment portfolio and helped to offset a sharp decline in the yields on loans due to lower market rates. The average balance of loans receivable increased $37.6 million to $627.0 million at June 30, 2009 from $589.4 million at June 30, 2008. For the three month period ended June 30, 2009, the average tax equivalent yield on loans was 6.20% as compared to 7.04% for the three month period ended June 30, 2008.

Interest Expense. Interest expense increased approximately $500,000 for the three months ended June 30, 2009 as compared to the same period in 2008. The increase occurred despite lower market interest rates, resulting from a $158.0 million increase in the average balance of total interest bearing liabilities as compared to June 30, 2008. The average cost of average interest-bearing deposits declined from 3.52% at June 30, 2008 to 3.11% at June 30, 2009. Over the same period, the average balance of interest bearing deposits increased $130.1 million, from $556.3 million at June 30, 2008 to $686.4 million at June 30, 2009 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $31.6 million, from $91.6 million at June 30, 2008 to $123.2 million at June 30, 2009. The average cost of average borrowed funds from the FHLB decreased from 4.21% at June 30, 2008 to 3.37% at June 30, 2009. The average cost of all deposits declined from 3.20% at June 30, 2008 to 2.85% at June 30, 2009. The average balance of repurchase agreements declined from $35.0 million at June 30, 2008 to $31.3 million at June 30, 2009. The average cost of repurchase agreements declined from 3.10% at June 30, 2008 to 2.51% at June 30, 2009.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $962,000 in provision for loan loss was required for the three-months ended June 30, 2009 compared to a $476,000 provision for loan loss expense for the three-months ended June 30, 2008. The increase in provision for loan loss expense is in response to management’s concerns about the economy as both the local and national unemployment rates continue to increase.

Non-Interest Income. There was an approximately $600,000 increase in non-interest income in the three months ended June 30, 2009 as compared to the same period in 2008. For the three-month period ended June 30, 2009, service charge income was $1.1 million, a decrease of $5,000 over the same period in 2008. For the three months ended June 30, 2009, income from financial services was $250,000, compared to $279,000 for the same period in 2008. For the three month period ended June 30, 2009, the Company realized gains on the sale of investments totaling $809,000 as compared to $168,000 for the three months ended June 30, 2008.

Non-Interest Expenses. There was a $1.1 million increase in total non-interest expenses in the three months ended June 30, 2009 compared the same period in 2008. For the three months ended June 30, 2009, compensation expense increased to $3.2 million compared to $2.9 million for the three months ended June 30, 2008 largely due to annual pay raises given on January 1, 2009. As previously discussed, the increased fees due to the FDIC special assessment played a significant factor in the increase in the Company’s operation expenses. For the three months ended June 30, 2009, the Company’s regulatory fee expense was $722,000 as compared to $113,000 for the same period in 2008.

Income Taxes. The effective tax rate for the three months ended June 30, 2009 was 28.8%, compared to 31.1% for the same period in 2008. The decrease in the Company’s effective tax rate is the increase in tax free municipal bond income in 2009.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $2.2 million in cash flow over the remaining six months of 2009. Additional cash flows from agency securities are highly dependent on market interest rates. However, management anticipates that approximately $10 million in agency and corporate securities will be called due to their one time call feature and relatively high coupon rate.

The cash flow from the investment portfolio will be used to fund loan growth, which has recently shown signs of improvement. The majority of the Company’s 2009 loan growth occurred late in the second quarter as improved loan demand appears to be the result of challenges faced by many of the Company’s competitors. Both national and super-regional banks as well as non-bank lenders have reduced or eliminated their lending exposure in the Company’s footprint. The Company is carefully reviewing potentially new lending relationships to ensure that both the credit quality and loan pricing are favorable. The Company anticipates moderate loan growth through the remainder of 2009. The Company continues to experience downward pressure in loan interest rates but has been successful in placing an interest rate floor on most new and renewed variable rate loans. The Company has $130.0 million in time deposits maturing in the next ninety days with a weighted average cost of 3.60%. The Company anticipates that it will retain a large percentage of these deposits while lowering its interest expense on these deposits by approximately 1%. The majority of the funds will re-price in August and September 2009 with the benefits of this reduced cost being felt in the fourth quarter of 2009.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2009, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2009:

	Company		Bank
	Amount	Percent	Amount	Bank
	(Dollars in Thousands)
Tangible Capital	$82,362	8.29%	$76,998	7.80%

Core Capital	$82,362	8.29%	$76,998	7.80%

Risk Based Capital	$89,789	13.75%	$84,425	13.01%

At June 30, 2009, the Bank had outstanding commitments to originate loans totaling $4.5 million and undisbursed commitments on loans outstanding of $52.6 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from June 30, 2009, totaled $324.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

At June 30, 2009, the Bank has outstanding borrowings of $129.1 million from the FHLB with maturities ranging from overnight borrowing to nine years. In the next twelve months, the Company has $39 million of FHLB borrowings that will mature with a weighted average rate of 2.44%.

The Company’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2009, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement. A schedule of FHLB borrowings at June 30, 2009 is provided below:

Advance Type	Amount	Weighted Average Rate	Weighted Average Maturity
Fixed Rate	$106,141,000	3.74%	5.2 years

Variable Rate	$23,000,000	0.90%	0.5 years

At June 30, 2009, the Bank had $12.6 in additional borrowing capacity with the FHLB.

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

At June 30, 2009, the Company had the following off-balance sheet commitments:

(Dollars in Thousands)
Standby letters of credit	$2,457
Unused home equity lines of credit	$30,537
Unused commercial lines of credit	$7,799
Interest rate swap	$(631)

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

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, (“EITF 99-20”) or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements of the Company.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

On April 9, 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities and to supplement FSP SFAS 115-2 and SFAS 124-2 (320 10 65 65-1). SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events, providing guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have any impact on the Company’s financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. There was no impact from the adoption of FSP FAS 115-2 and FAS 124-2 on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three-month and six-month periods ended June 30, 2009. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% increase in interest rates will result in a $60,000 reduction in net interest income due to numerous floors currently in place. A 2% increase in interest rates will result in a $316,000 increase in net interest income as market interest rates would exceed the majority of interest rate floors. The actual results of the Company’s asset liability management analysis are highly dependent on the prepayment speed of mortgage backed securities and collateralized mortgage obligations. The United States Treasury’s policy of purchasing longer dated Treasury bonds has the result of lowering mortgage loan rates, allowing more consumers to refinance their mortgages and pay-off their current mortgage, resulting in higher prepayment speeds on mortgage investment products.

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2009 will differ from simulations due to timing, magnitude, and the frequency of interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2009.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three-month and six-month periods ended June 30, 2009 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors as previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in reference to Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2009, the Company held its Annual Meeting of Stockholders at which time the following matters were considered and voted on:

Proposal 1 – Election of Directors

Nominees	For	Withheld
Ted Kinsey	2,778,429	109,419

John E. Peck	2,784,874	102,974

There were no abstentions or broker non-votes

Proposal II – “Say on Pay” Non-Binding Resolution to Approve Compensation of Named Executive Officers

For	Against	Abstain
2,617,826	205,802	64,224

There were no broker non-votes

Item 5.	Other Information

On June 30, 2009, Compensation Committee awarded the following base salary increases and bonuses to the Company’s named executive officers:

Executive	Previous Base Salary	New Base Salary	Cash Bonus	Restricted Stock Awarded
John E. Peck	$270,480	$284,004	—	8,317	(1)

Michael L. Woolfolk	$202,703	$212,838	$51,039	—

Billy C. Duvall	$147,781	$155,170	$37,212	—

Michael F. Stalls	$162,153	$170,260	$40,830	—

Boyd Clark	$128,817	$135,258	$32,436	—

(1)	The market price of the common stock on June 30, 2009, was $9.69.

On June 20, 2009, the Board of Directors approved the recommendation of the Compensation Committee to increase the retainer paid to each director from $350 per month to $400 per month. The Board of Directors approved the Compensation Committee’s recommendation to increase the fees paid to directors for committee meetings from $300 per meeting attended to $350 per meeting attended.

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

HOPFED BANCORP, INC.

Date: August 14, 2009	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 14, 2009	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer