Form 10-Q
period 2009-09-30
HOPFED BANCORP INC
filed 2009-11-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    No  ☐

As of November 10, 2009, the Registrant had issued and outstanding 3,594,620 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

		PAGE
PART I. FINANCIAL INFORMATION

The unaudited consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1.	Financial Statements

	Consolidated Condensed Statements of Financial Condition as of September 30, 2009 (unaudited) and December 31, 2008	2

	Consolidated Condensed Statements of Income (Loss) for the Three-Month and Nine-Month Periods Ended September 30, 2009 and September 30, 2008 (unaudited)	4

	Consolidated Condensed Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2009 and September 30, 2008 (unaudited)	6

	Consolidated Condensed Statement of Stockholders’ Equity for the Nine-Month Period Ended September 30, 2009 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2009 and September 30, 2008 (unaudited)	8

	Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)

Assets

Cash and due from banks	$17,063	15,268
Interest-earning deposits in Federal Home Loan Bank	1,409	5,727
Federal funds sold	—	16,080

Cash and cash equivalents	18,472	37,075
Federal Home Loan Bank stock, at cost	4,281	4,050
Securities available for sale	305,462	246,952
Securities held to maturity, market value of $455 at December 31, 2008	—	454
Loans receivable, net of allowance for loan losses of $8,429 at September 30, 2009 and $6,133 at December 31, 2008	648,041	628,356
Accrued interest receivable	6,260	5,852
Real estate and other assets owned	1,466	875
Bank owned life insurance	8,214	7,994
Premises and equipment, net	25,615	26,443
Deferred tax assets	199	737
Intangible asset	1,265	1,818
Goodwill	—	4,989
Other assets	2,849	1,965

Total assets	$1,022,124	967,560

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$63,080	57,134
Interest-bearing accounts:
NOW accounts	92,305	89,549
Savings and money market accounts	60,779	58,374
Other time deposits	549,217	507,948

Total deposits	765,381	713,005

Advances from Federal Home Loan Bank	125,307	130,012
Repurchase agreements	32,926	28,680
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	442	210
Dividends payable	452	444
Accrued expenses and other liabilities	6,612	6,615

Total liabilities	941,430	889,276

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized—500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at September 30, 2009 and December 31, 2008	$—	—
Common stock, par value $.01 per share; authorized 7,500,000 shares; 4,110,175 issued and 3,594,620 outstanding at September 30, 2009 and 4,100,604 issued and 3,585,049 outstanding at December 31, 2008	41	41
Common stock warrants	556	556
Additional paid-in-capital	44,390	44,193
Retained earnings-substantially restricted	36,721	38,954
Treasury stock (at cost, 515,555 shares at September 30, 2009 and December 31, 2008)	(6,495)	(6,495)
Accumulated other comprehensive income, net of taxes	5,481	1,035

Total stockholder’s equity	80,694	78,284

Total liabilities and stockholders’ equity	$1,022,124	967,560

The balance sheet at December 31, 2008 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousand)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans receivable	$9,898	10,345	29,238	31,323
Investment in securities, taxable	3,179	1,750	9,670	5,068
Nontaxable securities available for sale	428	153	1,090	477
Interest-earning deposits	—	23	8	118

Total interest and dividend income	13,505	12,271	40,006	36,986

Interest expense:
Deposits	5,237	4,967	16,037	15,331
Advances from Federal Home Loan Bank	1,032	985	3,108	3,018
Repurchase agreements	198	256	588	856
Subordinated debentures	168	121	446	405

Total interest expense	6,635	6,329	20,179	19,610

Net interest income	6,870	5,942	19,827	17,376
Provision for loan losses	1,379	805	3,315	1,682

Net interest income after provision for loan losses	5,491	5,137	16,512	15,694

Non-interest income:
Service charges	1,118	1,250	3,140	3,420
Merchant card income	153	148	450	432
Gain on sale of loans	69	7	189	112
Gain on sale of securities	114	16	1,581	718
Income from bank owned life insurance	73	68	220	203
Financial services commission	262	321	738	840
Other operating income	296	240	867	826

Total non-interest income	2,085	2,050	7,185	6,551

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Non-interest expenses:
Salaries and benefits	$3,086	2,875	9,304	8,667
Occupancy expense	814	726	2,312	2,112
Data processing expense	666	582	1,936	1,685
State deposit tax	154	128	465	384
Intangible amortization expense	146	204	553	643
Impairment charge on goodwill	4,989	—	4,989	—
Professional services expense	242	265	777	815
Advertising expense	333	313	976	910
Postage and communications expense	157	162	480	476
Supplies expense	91	86	262	253
Deposit insurance and examination expense	798	146	1,683	319
Other operating expenses	199	126	681	430

Total non-interest expense	11,675	5,613	24,418	16,694

Income (loss) before income tax expense	(4,099)	1,574	(721)	5,551
Income tax expense (benefit)	(1,484)	425	(483)	1,649

Net income (loss)	$(2,615)	1,149	(238)	3,902

Less:
Dividend on preferred shares	$232	—	688	—
Accretion dividend on preferred shares	$28	—	83	—

Net income (loss) available to common stockholders	$(2,875)	1,149	(1,009)	3,902

Net income (loss) available to common stockholders
Per share, basic	$(0.80)	0.32	(0.28)	1.09

Per share, diluted	$(0.80)	0.32	(0.28)	1.08

Dividend per share	$0.12	0.12	0.36	0.36

Weighted average shares outstanding—basic	3,571,716	3,578,924	3,565,827	3,592,525

Weighted average shares outstanding—diluted	3,571,716	3,583,018	3,565,827	3,604,581

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(2,615)	1,149	(238)	3,902

Other comprehensive income (loss), net of tax

Unrealized holding gain (loss) arising during the period new of tax effect of ($2,233) and $365 for the three months ended September 30, 2009 and 2008, respectively; and ($2,290) and $665 for the nine months ended September 30, 2009 and 2008, respectively.	4,335	(708)	5,266	(1,290)

Unrealized gain (loss) on derivatives, net of tax effect of $70 and $8 for the three months ended September 30, 2009 and 2008, respectively; and ($115) and $24 for the nine months ended September 30, 2009 and 2008, respectively.	(136)	(16)	223	(48)

Reclassification adjustment for gains included in net income net of taxes of $39 and $5 for the three month periods ended September 30, 2009 and 2008, respectively; and $538 and $235 for the nine month periods ended September 30, 2009 and 2008, respectively.	(75)	(11)	(1,043)	(458)

Comprehensive income	$1,509	414	4,208	2,106

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2009

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock	Preferred Stock	Common Stock	Common Stock Warrants	Additional Capital Surplus	Retained Earnings	Treasury Stock	Other Comprehensive Income	Total Stockholders Equity

Balance at December 31, 2008	3,585,049	18,400	$41	556	44,193	38,954	(6,495)	1,035	78,284

Restricted Stock Awards	9,571	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(238)	—	—	(238)

Compensation expense, restricted stock awards	—	—	—	—	114	—	—	—	114

Net change in unrealized gain (loss) on securities available for sale, net of income taxes of ($2,175)	—	—	—	—	—	—	—	4,223	4,223

Net change in unrealized gain (loss) on derivatives, net of income taxes of ($115)	—	—	—	—	—	—	—	223	223

Dividend to preferred stockholder	—	—	—	—	—	(621)	—	—	(621)

Accretion of preferred stock discount	—	—	—	—	83	(83)	—	—	—

Dividend to common stockholders	—	—	—	—	—	(1,291)	—	—	(1,291)

Balance September 30, 2009	3,594,620	18,400	$41	556	44,390	36,721	(6,495)	5,481	80,694

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Period Ended September 30,
	2009	2008

Cash flows from operating activities:
Net cash provided by operating activities	$5,532	$5,555

Cash flows from investing activities
Proceeds from calls and maturities of securities held to maturity	448	13,632
Proceeds from sales, calls and maturities of securities available for sale	99,953	76,997
Purchase of securities available for sale	(150,995)	(80,945)
Net increase in loans	(23,565)	(47,063)
Purchase of Federal Home Loan Bank stock	(231)	(57)
Proceeds from sale of foreclosed assets	344	685
Purchase of premises and equipment	(326)	(611)

Net cash used in investing activities	(74,372)	(37,362)

Cash flows from financing activities:
Net increase in demand deposits	11,107	(6,218)
Net increase in time deposits	41,269	54,170
Increase in advances from borrowers for taxes and insurance	232	133
Advances from Federal Home Loan Bank and correspondent banks	61,895	134,810
Repayment of advances from Federal Home Loan Bank and correspondent banks	(66,600)	(145,280)
Net increase (decrease) in repurchase agreements	4,246	(4,641)
Purchase of treasury stock	—	(283)
Dividend paid on preferred stock	(621)	—
Dividends paid	(1,291)	(1,297)

Net cash provided by financing activities	50,237	31,394

Decrease in cash and cash equivalents	(18,603)	(413)
Cash and cash equivalents, beginning of period	37,075	22,029

Cash and cash equivalents, end of period	$18,472	$21,616

Supplemental disclosures of cash flow information:
Interest paid	$10,294	$9,716

Income taxes paid	$1,801	$2,410

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	$1,334	$981

Foreclosures and in substance foreclosures of loans during period	$1,025	$689

Net unrealized gain (loss) on investment securities classified as available for sale	$6,398	$(2,648)

Increase in deferred tax asset related to unrealized gains on investments	$(2,175)	$900

Common dividends declared and payable	$432	$446

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2009.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(2) INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Month Periods Ended
	September 30, 2009	September 30, 2008

Basic IPS:
Net income (loss) available to common stockholders	$(2,875,000)	$1,149,000
Average common shares outstanding	3,571,716	3,578,924

Net income (loss) per share available to common stockholders, basic	$(0.80)	$0.32

Diluted IPS
Net income (loss) available to common stockholders	$(2,875,000)	$1,149,000
Average common shares outstanding	3,571,716	3,578,924
Dilutive effect of stock options	—	4,094

Average diluted shares outstanding	3,571,716	3,583,018

Net income (loss) per share available to common stockholders, diluted	$(0.80)	$0.32

	Nine Month Periods Ended
	September 30, 2009	September 30, 2008

Basic IPS:
Net income (loss) available to common stockholders	$(1,009,000)	$3,902,000
Average common shares outstanding	3,565,827	3,592,525

Net income (loss) per share available to common stockholders, basic	$(0.28)	$1.09

Diluted IPS
Net income (loss) available to common stockholders	$(1,009,000)	$3,902,000
Average common shares outstanding	3,565,827	3,592,525
Dilutive effect of stock options	—	12,056

Average diluted shares outstanding	3,565,827	3,604,581

Net income (loss) per share available to common stockholders, diluted	$(0.28)	$1.08

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(3) STOCK COMPENSATION

On January 1, 2006, the Company adopted FASB ASC 718-10-10 using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. For the nine month period ending September 30, 2008, the Company incurred additional compensation expense related to ASC 718-10-10 of $9,083. The Company did not incur any cost related to stock options for the three-month and nine-month periods ended September 30, 2009 as well as the three month period ended September 30, 2008.

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of approximately $37,000 and $114,000 for the three-month and nine-month periods ended September 30, 2009 and $40,000 and $115,000 for the three-month and nine-month periods ended September 30, 2008, respectively. The Company issued 9,571 shares of restricted stock during the nine month period ended September 30, 2009. The Company will incur additional compensation cost of approximately $36,800 for the year ending December 31, 2009 related to restricted stock grants previously awarded. The Company will incur cost of approximately $121,000, $81,400, $43,200, and $10,400 in compensation cost for the years ending December 31, 2010, 2011, 2012 and 2013 related to restricted stock grants previously awarded. The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

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

At September 30, 2009, the Company has 21 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality with the exception of $1 million (par value) in a Ford Motor Credit bond maturing October 28, 2009 and four Non-Agency CMO’s recently downgraded. The Ford Motor Credit bond matured with payment in full received after the end of the quarter but prior to the issuance of this report. The Non-Agency CMO’s, with a combined book value of $6.8 million and market value of $5.9 million are performing as agreed. Management will continue to monitor these bonds for potential impairment. Management has determined that none of the above mentioned bonds are other than temporarily impaired at this time.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The carrying amount of securities available for sale and their estimated fair values at September 30, 2009 is as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Restricted:
FHLB stock	$4,281	—	—	4,281

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$119,494	4,731	(2)	124,223
Corporate bonds	1,001	—	(1)	1,000
Tax free municipal bonds	40,935	2,128	—	43,063
Taxable municipal bonds	2,815	27	(43)	2,799
Trust preferred securities	2,000	—	(346)	1,654
Mortgage-backed securities:
GNMA	29,458	956	—	30,414
FNMA	43,506	1,293	(69)	44,730
FHLMC	12,182	449	—	12,631
NON-AGENCY CMOs	26,104	352	(1,185)	25,271
AGENCY CMOs	18,824	853	—	19,677

	$296,319	10,789	(1,646)	305,462

At September 30, 2009, securities with a book value of approximately $90.4 million and a market value of approximately $94.1 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $31.5 million and a market value of $33.1 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $30.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At September 30, 2009, securities with a book and market value of approximately $16.9 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $16.9 million and a market value of $17.6 million. The first repurchase agreement in the amount of $6.0 million has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is callable quarterly beginning September 5, 2008 and has a fixed rate of interest of 4.28%.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At September 30, 2009	At December 31, 2008

Asset – investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholders’ equity – trust preferred securities	$10,000	$10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Income Statements

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$95	$151	$313	$494

Net income	$95	$151	$313	$494

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2008	$10,000	$310	$—	$10,310
Net income	—	—	313	313
Dividends:
Trust preferred securities	—	—	(304)	(304)
Common paid to HopFed Bancorp, Inc.	—	—	(9)	(9)

Ending balances, September 30, 2009	$10,000	$310	$—	$10,310

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(6) FAIR VALUE OF ASSETS AND LIABILITIES

FASB ASC 820, Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value. The statement establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

•

Level 1 is for assets and liabilities that management has obtained quoted prices (unadjusted for transaction cost) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

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

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without individually obtaining a live, independent price quote for each security in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments using the fair value of any assigned collateral.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets

Available for sale securities	$305,462	—	303,808	1,654

Impaired loans	30,450	—	—	30,450

Bank owned life insurance	8,214	—	—	8,214

Real Estate and other assets owned	1,466	—	—	1,466

Liabilities
Interest rate swap	(837)	—	(837)	—

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments were as follows at September 30, 2009:

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$17,063	17,063
Interest-earning deposits in Federal Home Loan Bank	1,409	1,409
Securities available for sale	305,462	305,462
Federal Home Loan Bank stock	4,281	4,281
Loans receivable	648,041	650,824
Accrued interest receivable	6,260	6,260
Bank owned life insurance	8,214	8,214
Financial liabilities:
Deposits	765,381	777,089
Advances from borrowers for taxes and insurance	442	442
Advances from Federal Home Loan Bank	125,307	129,312
Repurchase agreements	32,926	35,643
Subordinated debentures	10,310	10,101
Market value of interest rate swap	837	837
Accrued interest payable and other liabilities	6,612	6,612
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments at December 31, 2008 were as follows:

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$15,268	15,268
Interest-earning deposits in Federal Home Loan Bank	5,727	5,727
Federal funds sold	16,080	16,080
Securities available for sale	246,952	246,952
Federal Home Loan Bank stock	4,050	4,050
Securities held to maturity	454	455
Loans receivable	628,356	635,324
Accrued interest receivable	5,852	5,852
Bank owned life insurance	7,994	7,994
Financial liabilities:
Deposits	713,005	723,354
Advances from borrowers for taxes and insurance	210	210
Advances from Federal Home Loan Bank	130,012	131,803
Repurchase agreements	28,680	31,713
Subordinated debentures	10,310	13,602
Accrued interest payable and other liabilities	6,615	6,615
Market value of interest rate swap	1,175	1,175
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

(7) ISSUANCE OF PREFERRED SHARES

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

The Company’s annualized cost of the preferred stock dividend is $920,000. In addition, the Company is recognizing $111,180 in accretion related to the common stock warrants issued in relation to the issuance of preferred stock. After five years, the cost of the dividend increases to $1,656,000.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(8) GOODWILL IMPAIRMENT

In June 2006, the Company’s wholly owned subsidiary, Heritage Bank, acquired four AmSouth Bank branches in Tennessee with combined deposits of approximately $65.4 million and approximately $34.5 million in loans. Heritage Bank also acquired four parcels of real property on which the branches are located and substantially all of the assets used in the operation of the branches. Heritage Bank recorded goodwill of $1.3 million. Heritage Bank computed the value of the core deposits at approximately $2.9 million and continues to amortize this balance under an accelerated amortization method. At September 30, 2009, the core deposit intangible related to this transaction was approximately $1.3 million.

In September 2002, Heritage Bank acquired two branch offices in Fulton, Kentucky from Old National Bank. The combined deposits of the two branches totaled approximately $96.5 million and the combined balance of the branches’ loans was approximately $42.4 million. As part of the agreement, Heritage Bank also purchased Fall and Fall Inc., a full-service insurance agency. The Heritage Bank recorded goodwill of $3.7 million and a core deposit intangible of $2.5 million. At September 30, 2009, Heritage Bank has fully amortized all of the core deposit intangible related to this transaction.

Based on the Bank’s annual review of its goodwill, including assessments of the status of these acquisitions, on October 7, 2009, the Bank concluded that these investments were other than temporarily impaired as of September 30, 2009. Accordingly, on October 7, 2009, the Bank deemed it appropriate to recognize a third quarter pre-tax impairment charge of $5.0 million to write off all of its goodwill.

(9) DERIVATIVE INSTRUMENTS

Under guidelines of FASB ASC 235-10-599-1, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the consolidated balance sheet. ASC 235-10-599-1 provides special hedge accounting provisions, which permit the change in fair value of the hedge item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

A derivative instrument designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under ASC 235-10-599-1. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Cash value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the consolidated balance sheet with corresponding offsets recorded in the consolidated balance sheet. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset or liability.

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 235-10-599-1 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the nine month period ended September 30, 2009 or the year ended December 31, 2008.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (Libor) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At December 31, 2008 and September 30, 2009, respectively, the cost of the Bank to terminate the cash flow hedge was approximately $1,175,000 and $837,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2009 and December 31, 2008, and for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2008 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased by $54.6 million, from $967.56 million at December 31, 2008 to $1.02 billion at September 30, 2009. Securities available for sale increased from $247.0 million at December 31, 2008 to $305.5 million at September 30, 2009. The Company sold fed funds balances of $16.1 million at December 31, 2008. The Company’s holdings of Federal Home Loan Bank (FHLB) stock, at cost, increased from $4.1 million at December 31, 2008 to $4.3 million at September 30, 2009. Total FHLB borrowings declined approximately $4.7 million, from $130.0 million at December 31, 2008 to $125.3 million at September 30, 2009. Total repurchase balances increased from $28.7 million at December 31, 2008 to $32.9 million at September 30, 2009.

At December 31, 2008, investments classified as “held to maturity” were carried at an amortized cost of $454,000 and had an estimated market value of $455,000. During the third quarter of 2009, the Company sold the remainder of the held to maturity portfolio due to its small size and cost of carrying the securities. All securities had realized a principal reduction equal to more than 85% of their original purchase amount. At September 30, 2009 and December 31, 2008, securities classified as “available for sale” had an amortized book value of $296.3 million and $244.2 million, respectively.

The loan portfolio increased $19.6 million during the nine-months ended September 30, 2009. Net loans totaled $648.0 million and $628.4 million at September 30, 2009 and December 31, 2008, respectively. For the three-month periods ended September 30, 2009 and September 30, 2008, the average tax equivalent yield on loans was 6.18% and 6.85%, respectively. For the nine-month periods ended September 30, 2009 and September 30, 2008 and the year ended December 31, 2008, the average tax equivalent yield on loans was 6.21%, 7.09% and 6.93% respectively. The decline in the net yield on loans is the result of lower short term rates allowing the current portfolio to re-price at lower rates.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2009 and 2008. At September 30, 2009 and 2008, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	Quarter Ended
	9/30/2009 Amount	9/30/2009 Percent	9/30/2008 Amount	9/30/2008 Percent
Real estate loans:	(Dollars in Thousands)
One-to-four family (closed end) first mortgages	$197,664	30.1%	$180,960	28.9%
Second mortgages (closed end)	8,006	1.2%	8,769	1.4%
Home equity lines of credit	36,661	5.6%	34,268	5.5%
Multi-family	45,847	7.0%	34,780	5.5%
Construction	29,923	4.6%	60,475	9.6%
Commercial real estate	253,933	38.7%	218,745	34.9%

Total mortgage loans	572,034	87.2%	537,997	85.8%

Loans secured by deposits	4,157	0.6%	3,192	0.5%
Other consumer loans	17,083	2.6%	20,431	3.3%
Commercial loans	62,919	9.6%	65,315	10.4%

Total other loans	84,159	12.8%	88,938	14.2%

Total loans, gross	656,193	100.0%	626,935	100.0%

Deferred loan cost, net of income	277		299

Less allowance for loan losses	(8,429)		(5,749)

Total loans	$648,041		$621,485

The allowance for loan losses totaled $8.4 million at September 30, 2009, $6.1 million at December 31, 2008 and $5.7 million at September 30, 2008. The ratio of the allowance for loan losses to total loans was 1.28% at September 30, 2009, 0.97% at December 31, 2008 and 0.92% at September 30, 2008. Also at September 30, 2009, non-performing loans were $7.3 million, or 1.12% of total loans, compared to $8.4 million, or 1.34% of total loans, at September 30, 2008 and $7.3 million, or 1.16% at December 31, 2008. Non-performing assets, which include other real estate owned and other assets owned, were $8.8 million or 0.86% of total assets at September 30, 2009, compared to $8.8 million, or 1.04% of assets, at September 30, 2008 and $8.2 million, or 0.86% of assets at December 31, 2008.

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

The Company’s annualized net charge off ratios for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 and the year ended December 31, 2008 was 0.21%, 0.17% and 0.20%, respectively. The ratios of allowance for loan losses to non-performing loans at September 30, 2009, September 30, 2008 and December 31, 2008 were 115.1%, 68.4% and 83.0%, respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the nine-month periods ended:

	Nine Month Period Ended 09/30/09	Nine Month Period Ended 09/30/08	Year Ended 12/31/2008
Beginning balance, allowance for loan loss	$6,133	$4,842	$4,842

Loans charged off:
Commercial loans	(412)	(241)	(364)
Consumer loans and overdrafts	(476)	(486)	(685)
Residential loans	(446)	(254)	(365)

Total charge offs	(1,334)	(981)	(1,414)

Recoveries
Commercial loans	43	—	18
Consumer loans and overdrafts	213	175	218
Residential loans	59	31	52

Total recoveries	315	206	288

Net charge offs	(1,019)	(775)	(1,126)

Provision for loan loss	3,315	1,682	2,417

Ending balance	$8,429	$5,749	6,133

Average loan balance, gross	635,810	598,488	607,122

Ratio of net charge offs to average outstanding loans during the period	0.21%	0.17%	0.20%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, the Company’s impaired loans totaled $30.5 million, $24.9 million, $19.6 million and $11.3 million, respectively. The amount of impaired loans has increased due to both difficulties in the local economies as well as management’s position to take a more conservative posture in the review and grading of the Company’s loan portfolio.

At September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, the Company’s reserve for impaired loans totaled $1.5 million, $1.3 million, $1.0 million and $731,000, respectively. For the nine-month period ended September 30, 2009, the growth in the Company’s allowance for loan loss through the provision for loan loss expense is in direct response to the increase in the level of impaired loans. The Company remains concerned about the level of unemployment, both locally and nationally, and the effects unemployment has on the Company’s credit quality.

At September 30, 2009, deposits increased to $765.4 million from $713.0 million at December 31, 2008. The balances of brokered deposits increased from $67.9 million at December 31, 2008 to $77.2 million at September 30, 2009. The average cost of all deposits during the three-month periods ended September 30, 2009, September 30, 2008, and the year ended December 31, 2008 was 2.71%, 3.14%, and 3.26%, respectively. The average cost of all deposits during the nine-month periods ended September 30, 2009 and September 30, 2008 was 2.84% and 3.30%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Net Income. Net income (loss) available for common shareholders for the nine months ended September 30, 2009 was ($1,009,000) compared to $3,902,000 for the nine months ended September 30, 2008. The decline in the Company’s net income is due to several factors. The most significant factor is the $5.0 million impairment charge taken to eliminate all goodwill from the Company’s books. Net income was further hampered by a $1.6 million increase in the Company’s provision for loan loss expense, a $1.3 million increase in FDIC fees and $771,000 in dividend accrual and accretion of warrant cost associated with the Company’s sale of $18.4 million in preferred stock to the United States Treasury under the Treasury’s Capital Purchase Plan.

The Company has sought to partially offset increases in operating expenses and provision for loan loss expense by increasing the size of the securities portfolio and selling select securities to earn gains on the sale of securities. For the nine month period ended September 30, 2009, the Company recognized $1.6 million in gains on the sale of securities as compared to $718,000 for the nine month period ended September 30, 2008. During the nine month period ended September 30, 2009, interest income on investments totaled $10.8 million as compared to $5.6 million for the nine month period ended September 30, 2008.

Net Interest Income. Net interest income for the nine-month period ended September 30, 2009 was $19.8 million, compared to $17.4 million for the nine-month period September 30, 2008. The increase in net interest income was largely due to an increase in the average balance of interest earning assets. The average balance of interest earnings assets for the nine-months ended September 30, 2009 was $921.0 million, an increase of $166.2 million over the nine-months ended September 30, 2008. The growth in interest earning assets offset a 0.74% decline in the yield on interest earning assets during the same period.

For the nine-month period ended September 30, 2009, income on tax exempt securities increased to $1.1 million from $477,000 for the nine-month period ended September 30, 2008. For the nine month period ended September 30, 2009, income on taxable securities classified as available for sale increased to $9.7 million as compared to $5.1 million for the nine month period ended September 30, 2008. The increase in investment income is the result in both a growth in the yield and average balances of the securities portfolio. The average tax equivalent yield on taxable securities and tax exempt securities have increased by 0.16% and 0.98%, respectively for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008.

For the nine month period ended September 30, 2009, the Company’s interest income from loans receivable declined by approximately $2.1 million as compared to the nine month period ended September 30, 2008. For the nine-months ended September 30, 2009 and September 30, 2008, the tax equivalent yield on loans declined to 6.21% from 7.09% over the same period in 2008. The decline in interest income on loans occurred despite an increase of $35.9 million in the average balance of loans receivable to $629.0 million at September 30, 2009 from $593.1 million at September 30, 2008.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the nine-month periods ended September 30, 2009 and September 30, 2008. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses.

The table adjusts tax-free investment income by $488 for September 30, 2009, and $207 for September 30, 2008, for a tax equivalent rate using an approximate cost of funds rate of 3.00% for September 30, 2009 and 3.50% for September 30, 2008. The table adjusts tax-free loan income by $35 for September 30, 2009 and $209 for September 30, 2008 for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2009	Income and Expense 9/30/2009	Average Rates 9/30/2009	Average Balance 9/30/2008	Income and Expense 9/30/2008	Average Rates 9/30/2008

Loans	$628,965	$29,273	6.21%	$593,088	$31,532	7.09%
Investments AFS taxable	253,903	9,658	5.07%	133,479	4,919	4.91%
Investment AFS tax free	33,647	1,578	6.25%	17,311	684	5.27%
Investment held to maturity	375	12	4.27%	4,428	150	4.52%
Federal funds	4,156	8	0.26%	6,522	118	2.41%

Total interest earning assets	921,046	40,529	5.87%	754,828	37,403	6.61%

Other assets	81,383			64,567

Total assets	$1,002,429			$819,395

Retail time deposits	$469,012	12,891	3.66%	$363,965	11,924	4.37%
Brokered deposits	$69,742	1,945	3.72%	$30,026	1,020	4.53%
Now accounts	$92,660	1,091	1.57%	$104,701	1,827	2.33%
MMDA and savings accounts	$59,241	110	0.25%	$64,563	560	1.16%
FHLB borrowings	122,190	3,108	3.39%	93,775	3,018	4.29%
Repurchase agreements	30,473	588	2.57%	34,661	856	3.29%
Subordinated debentures	10,310	446	5.77%	10,310	405	5.24%

Total interest bearing liabilities	853,628	20,179	3.15%	702,001	19,610	3.72%

Non-interest bearing deposits	61,291			55,369
Other liabilities	6,281			5,110

Shareholders equity	81,229			56,915

Total liabilities and shareholder equity	$1,002,429			$819,395

Net change in interest bearing assets and liabilities		$20,350	2.72%		$17,793	2.89%

Net yield on interest earning assets		2.95%			3.14%

Interest Income. For the nine-months ended September 30, 2009, the Company’s total interest income was $40.0 million as compared to $37.0 million for the nine months ended September 30, 2008. This increase primarily resulted from growth in the investment portfolio and helped to offset a sharp decline in the yields on loans due to lower market rates. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 107.90% at September 30, 2009 compared to 107.53% at September 30, 2008.

Interest Expense. Interest expense increased approximately $570,000 for the nine-months ended September 30, 2009 as compared to the same period in 2008. The increase in interest expense was attributable to a $151.6 million increase in interest bearing liabilities from September 30, 2009 as compared to September 30, 2008. Over the same period, the average balance of interest bearing deposits increased $127.5 million, from $563.2 million at September 30, 2008 to $690.7 million at September 30, 2009 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $28.4 million, from $93.8 million at September 30, 2008 to $122.2 million at September 30, 2009.

The average cost of average interest-bearing deposits declined from 3.63% at September 30, 2008 to 3.10% at September 30, 2009. The average cost of average borrowed funds from the FHLB decreased from 4.29% at September 30, 2008 to 3.39% at September 30, 2009. The average cost of all deposits declined from 3.30% at September 30, 2008 to 2.84% at September 30, 2009. The average balance of repurchase agreements declined from $34.7 million at September 30, 2008 to $30.5 million at September 30, 2009. The average cost of repurchase agreements declined from 3.29% at September 30, 2008 to 2.57% at September 30, 2009. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. These agreements, totaling $16 million, have a weighted average cost of 4.31%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, the Company’s prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $3.3 million of provision for loan loss was required for the nine-months ended September 30, 2009 compared to $1.7 million in provision for loan loss expense for the nine months ended September 30, 2008. The increase in provision for loan loss expense is in response to management’s concerns about the economy as both the local and national unemployment rates continue to increase as well as an increase in loans classified as impaired as discussed earlier in this report.

Non-Interest Income. Non-interest income increased by approximately $600,000 for the nine-months ended September 30, 2009 as compared to the same period in 2008. For the nine-month period ended September 30, 2009, service charge income was $3.1 million, a decrease of $300,000 over the same period in 2008. For the nine months ended September 30, 2009, income from financial services was $738,000, compared to $840,000 for the same period in 2008. For the nine month period ended September 30, 2009, the Company realized gains on the sale of investments totaling $1.6 million as compared to $718,000 for the nine-months ended September 30, 2008. In 2009, the Company took advantage of narrowing agency and mortgage backed bond spreads to selectively sell securities.

Non-Interest Expenses. There was a $7.7 million increase in total non-interest expenses in the nine-month period ended September 30, 2009 as compared the same period in 2008. Non-interest expenses increased $2.7 million during the same period excluding goodwill impairment. For the nine-month period ended September 30, 2009, compensation expense increased to $9.3 million compared to $8.7 million for the nine-months ended September 30, 2008. For the nine month period ended September 30, 2009, the Company’s expenses related to FDIC and OTS regulatory fees increased to $1.7 million as compared to $319,000 for the nine month period ended September 30, 2008. The increase in fees included a special assessment by the FDIC of 5% of bank assets less total risk based capital. This assessment was approximately $460,000. The Company anticipates that higher FDIC fees will continue for some time in the future. Other operating expense that increased by more than $100,000 included data processing expenses, occupancy expenses and other operating expenses.

Income Taxes. The effective tax rate for the nine months ended September 30, 2008 was 29.7%. The Company recorded a tax benefit of $483,000 for the first nine months of 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Net Income. Net income available for common shareholders for the three months ended September 30, 2008 was $1,149,000, compared to net loss available to common shareholders of $2,875,000 for the three months ended June 30, 2009. The decline in the Company’s net income is the result of the goodwill impairment, higher FDIC fees, higher provision for loan loss expense and the Company’s dividend accrual and accretion of warrant cost associated with the Company’s preferred stock. In the three months ended September 30, 2009, the Company accrued $232,000 related to the payment of a 5% preferred dividend and $28,000 related to the accretion on the value of the stock warrants issued. The Company’s provision for loan loss expense and fees paid to the FDIC increased by approximately $600,000 each as compared to the same period in 2008.

Net Interest Income. Net interest income for the three month period ended September 30, 2009 was $6.9 million, compared to $5.9 million for the three month period ended September 30, 2008. The increase in net interest income was largely due to a $168.5 million increase in the average balance of interest earning assets. For the three month period ended September 30, 2009, the average balance of loans increased by $32.0 million as compared to the same period in 2008, tax free investments increased by $22.9 million and securities classified as available for sale increased by $120.3 million.

For the three-months ended September 30, 2009 and September 30, 2008, the tax equivalent yield on total interest earning assets declined to 5.86% from 6.47%. The decline in net yields is the result of the reduction in yields on variable rate loans. This reduction in loan yields was partially offset by an increase in investment yields due to timely purchases in the fourth quarter of 2008 as credit markets seized, resulting in unique opportunities for those institutions with the liquidity and inclination to make investment purchases in a difficult market. For the three-month periods ended September 30, 2009 and September 30, 2008, the Company’s cost of interest bearing liabilities was 3.05% and 3.56%, respectively. The lower cost of interest bearing liabilities was the result of a lower short term interest rates as well as an increase in FHLB advances that were made at favorable rates.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes to both interest rates and changes in the average balances of interest earning assets and liabilities for the three month periods ended September 30, 2009 and September 30, 2008. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses.

The table adjusts tax-free investment income by $192 for September 30, 2009, and $67 for September 30, 2008, for a tax equivalent rate using an approximate cost of funds rate of 3.00% for June 30, 2009 and 3.50% for June 30, 2008. The table adjusts tax-free loan income by $9 for September 30, 2009 and $80 for September 30, 2008 for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2009	Income & Expense 9/30/2009	Average Rates 9/30/2009	Average Balance 9/30/2008	Income & Expense 9/30/2008	Average Rates 9/30/2008

Loans	$640,902	$9,907	6.18%	$608,925	$10,425	6.85%
Investments AFS taxable	254,786	3,177	4.99%	134,440	1,726	5.14%
Investment AFS tax free	39,819	620	6.23%	16,872	220	5.22%
Investment Held to maturity	259	2	3.09%	1,926	24	4.98%
Federal funds	—	—	—	5,110	23	1.80%

Total interest earning assets	935,766	13,706	5.86%	767,273	12,418	6.47%

Other assets	83,943			63,929

Total assets	$1,019,709			$831,202

Retail time deposits	$475,652	4,155	3.49%	$363,258	3,983	4.39%
Brokered deposits	74,140	656	3.54%	48,489	607	5.01%
Now accounts	100,344	396	1.58%	100,200	349	1.39%
MMDA and savings accounts	59,504	30	0.20%	63,429	28	0.18%
FHLB borrowings	119,373	1,032	3.46%	93,145	985	4.23%
Repurchase agreements	29,473	198	2.69%	32,290	256	3.17%
Subordinated debentures	10,310	168	6.52%	10,310	121	4.69%

Total interest bearing liabilities	868,796	6,635	3.05%	711,121	6,329	3.56%

Non-interest bearing deposits	63,090			57,758
Other liabilities	6,829			5,190

Stockholders’ equity	80,994			57,133

Total liabilities and stockholders’ equity	$1,019,709			$831,202

Net change in interest earning assets and interest bearing liabilities		$7,071	2.81%		$6,089	2.91%

Net yield on interest earning assets		3.02%			3.17%

Interest Income. For the three months ended September 30, 2009, the Company’s total interest income was $13.5 million as compared to $12.3 million for the three months ended September 30, 2008. This increase primarily resulted from growth in the investment portfolio and helped to offset a sharp decline in the yields on loans due to lower market rates. The average balance of loans receivable increased $32.0 million to $640.9 million at September 30, 2009 from $608.9 million at September 30, 2008. For the three month period ended September 30, 2009, the average tax equivalent yield on loans was 6.18% as compared to 6.85% for the three month period ended September 30, 2008.

Interest Expense. Interest expense increased approximately $300,000 for the three months ended September 30, 2009 as compared to the same period in 2008. The increase occurred as a result of a $157.7 million increase in the average balance of total interest bearing liabilities as compared to September 30, 2008. The average cost of average interest-bearing deposits declined from 3.45% at September 30, 2008 to 2.95% at September 30, 2009. Over the same period, the average balance of interest bearing deposits increased $134.2 million, from $575.4 million at September 30, 2008 to $709.6 million at September 30, 2009 and the average balance of funds borrowed from the Federal Home Loan Bank of Cincinnati (FHLB) increased $26.3 million, from $93.1 million at September 30, 2008 to $119.4 million at September 30, 2009. The average cost of average borrowed funds from the FHLB decreased from 4.23% at September 30, 2008 to 3.46% at September 30, 2009. The average cost of all deposits declined from 3.14% at September 30, 2008 to 2.71% at September 30, 2009. The average balance of repurchase agreements declined from $32.3 million at September 30, 2008 to $29.5 million at September 30, 2009. The average cost of repurchase agreements declined from 3.17% at September 30, 2008 to 2.69% at September 30, 2009.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.4 million in provision for loan loss was required for the three-months ended September 30, 2009 compared to an $805,000 provision for loan loss expense for the three-months ended September 30, 2008. The increase in provision for loan loss expense is in response to management’s concerns about the economy and an increase in the amount of impaired loans.

Non-Interest Income. Non-interest income was relatively unchanged in the three months ended September 30, 2009 as compared to the same period in 2008. For the three-month period ended September 30, 2009, service charge income was $1.1 million, a decrease of $132,000 over the same period in 2008. For the three months ended September 30, 2009, income from financial services was $262,000, compared to $321,000 for the same period in 2008. For the three month period ended September 30, 2009, the Company realized gains on the sale of investments totaling $114,000 as compared to $16,000 for the three months ended September 30, 2008.

Non-Interest Expenses. There was a $6.1 million increase in total non-interest expenses in the three months ended September 30, 2009 compared the same period in 2008. Operating expenses for the three month period ended September 30, 2009 were strongly influenced by the $5.0 million goodwill impairment charge. For the three months ended September 30, 2009, compensation expense increased to $3.1 million compared to $2.9 million for the three months ended September 30, 2008 largely due to annual pay raises given on January 1, 2009. As previously discussed, the increased fees due to the FDIC special assessment played a significant factor in the increase in the Company’s operation expenses. For the three months ended September 30, 2009, the Company’s regulatory fee expense was $798,000 as compared to $146,000 for the same period in 2008. No other operating expenses increased by more than $100,000 during the periods being compared.

Income Taxes. The effective tax rate for the three months ended September 30, 2008 was 27.0%. The Company’s net tax benefit for the three month ended September 30, 2009 was $1.5 million. The Company received a tax benefit for the goodwill impairment expense due to the source of the goodwill impairment being two different cash acquisitions of branches in 2002 and 2006. Details regarding the goodwill impairment were included in an 8-K filed on October 9, 2009.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. In general, the Bank is permitted to pay dividends to the Company equal its total net income, which may be combined with the prior year’s net income less prior dividends paid to the Company. The Bank must remain well capitalized both before and after a dividend payment. In today’s credit environment, the Bank’s regulator is carefully reviewing each dividend payment request. The Company will not assume that future dividend requests will be granted.

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and the net conversion proceeds received by it. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $3.5 million in cash flow over the remaining three months of 2009. Additional cash flows from agency securities are highly dependent on market interest rates. However, management anticipates that approximately $8 million in agency and corporate securities will be called due to their one time call feature and relatively high coupon rate.

The cash flow from the investment portfolio will be used to fund loan growth and reduce the Company’s balances of FHLB borrowings. Loan demand appears to have softened during the quarter and the Company continues to carefully reviewing potentially new lending relationships to ensure that both the credit quality and loan pricing are favorable. The Company continues to experience downward pressure in loan interest rates but has been successful in placing an interest rate floor on most new and renewed variable rate loans. The Company was success in maintaining the majority of deposits that were scheduled to mature in the third quarter of 2009 at much lower rates as compared to the rates being previously paid. The Company anticipates its net interest margin will improve in the fourth quarter of 2009 as a result of these actions.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2009, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2009:

	Company		Bank
	Amount	Percent	Amount	Bank
	(Dollars in Thousands)

Tangible Capital	$84,258	8.30%	$79,678	7.89%

Core Capital	$84,258	8.30%	$79,678	7.89%

Risk Based Capital	$92,687	13.83%	$88,003	13.21%

At September 30, 2009, the Bank had outstanding commitments to originate loans totaling $4.8 million and undisbursed commitments on loans outstanding of $52.6 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from September 30, 2009, totaled $303.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

At September 30, 2009, the Bank has outstanding borrowings of $125.3 million from the FHLB with maturities ranging from overnight borrowing to nine years. The Company’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2009, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement. At September 30, 2009, the Bank had $74.1 in additional borrowing capacity with the FHLB. A schedule of FHLB borrowings at September 30, 2009 is provided below:

Dollars	Rate	Maturity
(Dollars in thousands)

$12,000	0.18%	10/01/09
10,000	3.83%	10/27/09
5,000	1.30%	12/11/09
9,000	4.26%	01/28/10
8,000	1.05%	08/21/10
5,000	2.14%	12/11/10
10,000	5.26%	02/14/11
5,000	2.56%	12/09/11
4,865	3.30%	06/01/13
1,735	3.19%	04/14/14
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17
10,000	4.56%	06/28/17
10,000	4.26%	08/17/17
18,707	3.13%	01/01/19

$125,307	3.23%	4.0 years

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

At September 30, 2009, the Company has the following off-balance sheet commitments:

(Dollars in Thousands)

Standby letters of credit	$1,873
Unused home equity lines of credit	$30,286
Unused commercial lines of credit	$10,112

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

On April 9, 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP SFAS 115-2 and SFAS 124-2”), which was subsequently incorporated into ASC topic 320-10-65-1, “Investments – Debt and Equity Securities”. ASC 320 categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in ASC 320-10-65-1 are also required for interim periods (including the aging of securities with unrealized losses).

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, which was subsequently incorporated into FASB ASC topic 820-10-65-4, “Fair value Measurements and Disclosures.” This ASC recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with ASC topic 820-10-65-4; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC 825-10-65-1, Financial Instruments. ASC 825-10-65-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements of the Company.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which was subsequently incorporated into ASC 805, Business Combinations, ASC 805 requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in ASC 805, the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized.

The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in ASC 805. The ASC is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the ASC if and when a future acquisition occurs.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which was subsequently incorporated into FASB ASC topic 855, Subsequent Events. ASC topic 855 provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. ASC topic 855 is effective for interim or annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the financial statements of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three-month and nine-month periods ended September 30, 2009. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% increase in interest rates will result in a $132,000 increase in net interest income due to numerous floors currently in place. A 2% increase in interest rates will result in a $698,000 increase in net interest income as market interest rates would exceed the majority of interest rate floors. The actual results of the Company’s asset liability management analysis are highly dependent on the prepayment speed of mortgage backed securities and collateralized mortgage obligations. The United States Treasury’s policy of purchasing longer dated Treasury bonds has the result of lowering mortgage loan rates, allowing more consumers to refinance their mortgages and pay-off their current mortgage, resulting in higher prepayment speeds on mortgage investment products.

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

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2009.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three-month and nine-month periods ended September 30, 2009 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOPFED BANCORP, INC.

Date: November 13, 2009	/S/ JOHN E. PECK
John E. Peck
President and Chief Executive Officer

Date: November 13, 2009	/S/ BILLY C. DUVALL
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer