Form 10-K
period 2009-12-31
HOPFED BANCORP INC
filed 2010-03-31
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($9.69 per share) at which the stock was sold on June 30, 2009, was approximately $31,629,972. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 25, 2010, 3,598,857 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2009.

Part III:

Portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders.

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

Growth Opportunities

In January 2009, the Company experienced an $8 million reduction in loans outstanding as one of its largest loan relationships ceased operations. Loan growth was slow for most of the first three quarters of 2009. In the fourth quarter of 2009, quality loan demand was exceptionally slow. This limited growth was a combination of weaker loan demand and more conservative lending practices by the Company. In particular, the Company originated a limited number of new construction and land development loans in 2009. For the year ended December 31, 2009, the Company’s construction portfolio declined by approximately $29.1 million, resulting in a 47% reduction in construction loan balances but reducing the Company’s risk profile.

The market for single family homes in Clarksville, Tennessee, the Company’s largest loan market, remained active as total sales in 2009 remained relatively strong. The Clarksville housing market was one of the few in the nation not to experience a decline in home prices in 2009. During 2009, the Clarksville market was the only market in which the Company experienced positive loan growth. The Company’s rural markets have fared much better as compared to urban markets and high growth coastal areas. In 2009, the decline in corn, soybean, and wheat prices were offset by lower input cost and near record yields. The exceptional operating results experienced by the agricultural community in 2009 have provided opportunities for deposit growth. The Company anticipates that agricultural related loan demand will be below average as many farmers have excess funds that may reduce their credit needs in 2010.

The Company anticipates modest loan growth in 2010 as weaknesses in both housing and the automotive sector have resulted in unemployment levels in the Company’s marketplace between 10% and 15%. The Clarksville market continues to perform better than most markets both locally and nationally. However, this market may also slow in 2010 as the 101st Airborne anticipates the deployment of 17,000 troops to the Middle East for a period of twelve to fifteen months.

Despite the limited short term growth prospects, the Company’s longer term prospects remain strong. The Fort Campbell Army Base continues to experience growth as the Army consolidates smaller bases into this facility. The continued construction of the Hemlock Semiconductor plant (production scheduled to begin in 2012) will provide a stable demand for construction labor as well as opportunity for highly desirable employment when production begins. The Company’s Cheatham County market provides an excellent inroad into the Nashville, Tennessee MSA. The Company anticipates that this market will be among the first to experience an economic recovery due to its well diversified economy and ideal location. Furthermore, the Company’s growth opportunities will continue to be enhanced as many of its competitors struggle to remain in business due to credit and capital concerns. Typically, these opportunities are in the form of seizing on both customer and bank employees dissatisfied with the poor quality of service and the limitations placed on their employees and availability of credit at larger regional and national banks. The Company also anticipates that a limited number of whole bank and branch acquisition opportunities will be available within its market. The Company is interested in FDIC assisted transactions but has a strong preference for local acquisitions.

Beginning in 2008 and continuing through 2009 and 2010, the Company has developed a marketing campaign focused on increasing its market share of checking accounts. The campaign continues to be a resounding success with more than 4,000 new non-interest bearing checking accounts opened in each of the last two years. The Company will continue to focus significant resources to this campaign.

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2006, June 30, 2007, June 30, 2008 and June 30, 2009 according to information provided by the FDIC market Share Report:

	At June 30
	2006	2007	2008	2009
Calloway	11.8%	12.6%	13.2%	14.0%
Christian	19.6%	19.8%	20.1%	22.8%
Fulton	54.2%	54.8%	56.7%	58.9%
Marshall	11.3%	12.6%	13.1%	14.3%
Cheatham (a)	16.0%	14.0%	14.5%	14.9%
Montgomery (b)	—	0.5%	1.5%	2.9%

(a)	Represents the market share reported by AmSouth Bank in Cheatham County, Tennessee. These deposits were purchased by Heritage Bank in June 2006.
(b)	The Company opened its first retail banking office in December 2006.

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

Stock Repurchases

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The Company replaced the March 2001 repurchase plan with a plan to repurchase 125,000 shares of stock beginning on October 1, 2006 and ending September 31, 2008. The purchases were made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. The Company’s acceptance of the capital investment from the United States Treasury Department requires the Company to cease all stock repurchase activity for a period of no less than three years or until capital investment is redeemed in full. As of March 15, 2010, 515,555 shares of common stock had been repurchased.

Lending Activities

General. The total gross loan portfolio totaled $650.9 million at December 31, 2009, representing 63.2% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2009, $240.8 million, or 37.0% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $254.1 million, or 39.0% of the loan portfolio at December 31, 2009, and multi-family residential loans, which were $46.3 million, or 7.1% of the loan portfolio at December 31, 2009. At December 31, 2009, construction loans were $33.2 million, or 5.1% of the loan portfolio, and total consumer and commercial loans totaled $76.5 million, or 11.8% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2009, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$240,823	37.0%	$223,598	35.3%	$222,888	38.4%	$225,914	45.2%	$211,564	52.7%
Multi-family residential	46,325	7.1%	36,857	5.8%	24,538	4.2%	12,018	2.4%	6,613	1.7%
Construction	33,216	5.1%	62,300	9.8%	50,230	8.7%	39,379	7.9%	16,592	4.1%
Non-residential (1)	254,067	39.0%	223,180	35.2%	183,168	31.5%	147,050	29.4%	102,676	25.6%

Total real estate loans	574,431	88.2%	545,935	86.1%	480,824	82.8%	424,361	84.9%	337,445	84.1%

Other loans:
Secured by deposits	4,075	0.6%	3,949	0.6%	4,419	0.7%	3,855	0.8%	3,282	0.8%
Other consumer loans	17,908	2.8%	19,731	3.1%	21,331	3.7%	21,630	4.3%	23,642	5.9%
Commercial loans	54,531	8.4%	64,595	10.2%	74,276	12.8%	49,592	10.0%	36,945	9.2%

Total other loans	76,514	11.8%	88,275	13.9%	100,026	17.2%	75,077	15.1%	63,869	15.9%

	650,945	100.0%	634,210	100.0%	580,850	100.0%	499,438	100.0%	401,314	100.0%

Deferred loan cost, net	261		279		244		—		—
Allowance for loan losses	8,851		6,133		4,842		4,470		4,004

Total	$642,355		$628,356		$576,252		$494,968		$397,310

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2009, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due during the year ending December 31,			Due after 3 through 5 years after December 31,	Due after 5 through 10 years after December 31,	Due after 10 through 15 years after December 31,	Due after 15 years after December 31,
	2010	2011	2012	2010	2010	2010	2010	Total
One-to-four family residential	11,963	5,558	1,831	8,500	31,617	59,893	121,461	$240,823
Multi-family residential	3,884	544	457	1,350	2,691	5,425	31,974	$46,325
Construction	13,794	8,712	—	—	778	1,233	8,699	$33,216
Non-residential	32,246	29,334	22,450	11,857	29,382	26,889	101,909	$254,067
Secured by deposits	2,745	584	342	308	52	—	44	$4,075
Other	25,469	11,748	7,310	14,896	8,457	1,383	3,176	$72,439

Total	$90,101	$56,480	$32,390	$36,911	$72,977	$94,823	$267,263	$650,945

The following table sets forth at December 31, 2009, the dollar amount of all loans due after December 31, 2010 which had predetermined interest rates and has floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(In thousands)
One-to-four family residential	$32,339	$196,521
Multi-family residential	1,429	41,012
Construction	3,346	16,076
Non-residential	58,189	163,632
Other	40,493	7,807

Total	$135,796	$425,048

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Loan originations:
One-to-four family residential	$52,361	$81,107	$74,638
Multi-family residential	10,285	23,007	14,155
Construction	20,352	56,606	67,752
Non-residential	65,125	74,223	88,200
Other	68,980	63,032	70,220

Total loans originated	217,103	297,975	$314,965

Loan reductions:
Transfer to other real estate owned	1,473	1,246	476
(Increase) decrease in deferred loan origination fees, net of income	18	(35)	(244)
Change in allowance for loan losses	2,718	1,291	372
Loans sold	5,771	3,700	5,449
Loan principal payments	193,124	239,669	227,628

Net increase in loan portfolio	$13,999	$52,104	$81,284

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

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel who provides that the property is free of prior encumbrances and other possible title defects. Title Insurance is generally required on all commercial real estate loans, all one-to-four family loans with balances exceeding $100,000 and all one-to-four family loans that are to be sold in the secondary market. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums. The majority of real estate loan applications are underwritten and closed in accordance with the Bank’s own lending guidelines, which generally do not conform to secondary market guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors at a discount to par.

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2009, the Bank’s 1-4 family loan servicing portfolio was approximately $27.9 million dollars.

The Bank is permitted to lend up to 100% of the appraised value of the residential real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2009, the Bank held approximately $9.0 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2009, approximately $337,000 was past due more than 30 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to approximately $13.4 million at December 31, 2009. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2009, one-to-four family residential mortgage loans totaled approximately $240.8 million, or 37.0% of the Bank’s loan portfolio. The Bank originated approximately $5.8 million in loans were sold in the secondary market with servicing released. At December 31, 2009, the Bank had approximately $1.4 million in one-to-four family residential real estate loans past due more than ninety days.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2009, 84.2% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consist of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2009, approximately $203.2 million of the Bank’s residential mortgage portfolio consisted of closed end first and second mortgage loans. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2009, $32.3 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

At December 31, 2009, the Bank has $37.5 million in home equity lines of credit outstanding and $31.2 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of between 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

The retention of adjustable rate loans in the Bank’s portfolio helps reduce, but does not eliminate, the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward re-pricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank’s practice of offering its adjustable rate mortgages with a 1% limitation on annual interest rate adjustments. Accordingly, there can be no assurance that yields on the Bank’s adjustable rate loans will fully adjust to compensate for increases in the Bank’s cost of funds.

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

At December 31, 2009, the Bank’s loan portfolio included $33.2 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2009, approximately $14.0 million of construction loans were for one to four family dwellings, $7.3 million were for multi-family dwellings and $11.9 million were for non-residential real estate. At December 31, 2009, there were $572,000 in construction loans past due more than ninety days.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2009, the Bank had $46.3 million of multi-family residential loans, which amounted to 7.1% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2009, the Bank had approximately $254.1 million of such loans, which comprised 39.0% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made. At December 31, 2009, there were $4.9 million in multi-family loans delinquent by 90 days or more. At December 31, 2009, there were $4.0 million in non-residential real estate loans that were past due by 90 days or more. The Company has experienced an increase in the amount of delinquency in the multi-family portfolio. The increase in delinquency is the result of a small number of customer relationships that have been affected by the deployment of military personnel. At December 31, 2009, the Company allowance for loan loss includes $1.3 million in reserve for multi-family loans and $2.3 million in reserve for non-residential real estate loans.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2009, loans on deposit accounts totaled $4.1 million, or 0.6% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2009, other consumer loan accounts totaled $17.9 million, or 2.8% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2009, there was $27,000 in consumer loans delinquent 90 days or more.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2009, the Bank’s commercial loans amounted to $54.5 million, or 8.4% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by business assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2009, there was $367,000 in commercial loans delinquent 90 days or more.

Non-performing Loans and Other Problem Assets

The Bank’s non-performing loans totaled 1.72% of total loans at December 31, 2009. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 1.28% at December 31, 2009.

The following table sets forth information with respect to the Bank’s non-performing loans at the dates indicated. No loans were recorded as restructured loans within the meaning of FASB ASC 310-40, Troubled Debt Restructurings by Creditors, at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$42	$93	$—
Non-residential real estate	—	—	—	—	—
Consumer	—	—	4	8	—

Total	—	—	46	101	—

Non-Accrual Loans:
Construction	572	341	—	—	—
Multi-family	4,851	—	—	—	—
Residential real estate	1,399	1,340	476	599	614
Land	3,503	5,052	—	—	244
Non residential real estate	490	427	46	61	123
Consumer	27	55	—	—	—
Commercial	367	106	25	102	15

Total non-performing loans	$11,209	$7,321	$593	$863	$996

Percentage of total loans	1.72%	1.16%	0.10%	0.17%	0.25%

At December 31, 2009, the Bank had $11.2 million in loans outstanding which were classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At December 31, 2009, the Bank had $1.9 million in other assets owned. Also, the Bank had impaired loans, as defined by FASB ASC 310, Receivables, totaling approximately $35.5 million at December 31, 2009.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2009, the Bank had $35.0 million in assets classified as substandard and $518,000 in assets classified as doubtful.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value; however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. At December 31, 2009, the Bank’s other assets owned totaled $1.9 million. This amount represents management’s best estimate on the fair value of these assets.

The following table sets forth information with respect to the Bank’s other real estate and other assets owned at December 31, 2009 and December 31, 2008. (Table Amounts in Thousands)

	12/31/2009	12/31/2008
One-to-four family (closed end) first mortgages	438	85
Multi-family	425	485
Construction	468
Land	225	22
Non-residential real estate	312	249
Consumer assets owned by bank	15	34
Commercial loans	—	—

	$1,883	875

Non-performing assets to total asset ratio	1.28%	0.84%

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$6,133	$4,842	$4,470	$4,004	$3,273

Loans charged off:
Commercial loans	(412)	(364)	(110)	(117)	(20)
Consumer loans and overdrafts	(661)	(685)	(625)	(628)	(517)
Residential real estate	(763)	(365)	(186)	(258)	(112)

Total charge-offs	(1,836)	(1,414)	(921)	(1,003)	(649)

Recoveries	355	288	317	261	130

Net loans charged off	(1,481)	(1,126)	(604)	(742)	(519)

Credit devaluation of purchased loans	—	—	—	185	—
Provision for loan losses	4,199	2,417	976	1,023	1,250

Balance at end of period	$8,851	$6,133	$4,842	$4,470	$4,004

Ratio of net charge-offs to average loans outstanding during the period	0.23%	0.20%	0.11%	0.16%	0.14%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	2,226	37.0%	2,693	35.3%	1,910	38.4%	339	45.2%	$397	52.7%
Construction	519	5.1%	393	9.8%	292	8.7%	295	7.9%	137	4.1%
Multi-family residential	1,354	7.1%	445	5.8%	307	4.2%	22	2.4%	133	1.7%
Non-residential	3,259	39.0%	443	35.2%	265	31.5%	1,044	29.4%	773	25.6%
Secured by deposits	—	0.6%	—	0.6%	—	0.7%	—	0.8%	—	0.8%
Other loans	1,493	11.2%	2,159	13.3%	2,068	16.5%	2,770	14.3%	2,564	15.1%

Total allowance for loan losses	$8,851	100.0%	$6,133	100.0%	$4,842	100.0%	$4,470	100.0%	$4,004	100.0%

Investment Activities

The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The principal objective of the investment policy is to earn as high a rate of return as possible, but to consider also financial or credit risk, liquidity risk and interest rate risk. The investment activities of the Company and the Bank consist primarily of investments in U.S. Government agency securities, municipal and corporate bonds, CMO’s, and mortgage-backed securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Company and the Bank perform analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases must be approved by the Bank’s Chief Financial Officer or President. The Board of Directors reviews all securities transactions on a monthly basis.

At December 31, 2009, securities, including FHLB stock, with an amortized cost of $288.6 million and an approximate market value of $294.0 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $80.5 million mortgage-backed security portfolio and $34.9 million CMO portfolio at December 31, 2009, approximately $29.6 million were originated through GNMA, approximately $44.1 million were originated through FNMA, approximately $25.4 million were originated through FHLMC, and approximately $16.3 million are Whole Loan CMO’s.

Typically, the collateral in Whole Loan CMO’s include jumbo mortgages that exceeded the limits provided by federal agencies and do not have a federal government or agency guarantee. The issuers of Whole Loan CMO’s receive an AAA rating by credit rating agencies by providing an overabundance of collateral to secure these investments. In capital computations, Whole Loan CMO’s are risk rated 20%, the same of FNMA and FHLMC. At December 31, 2009, the Company two securities, with a combined market value of $1.75 million that have been downgraded below investment grade. During the fourth quarter of 2009, the Company incurred a $200,000 Other Than Temporary Impairment charge to recognize potential losses on these securities due to higher than anticipated defaults within their portfolios. At December 31, 2009, the two securities have a combined market loss of approximately $552,000. Whole Loan CMO’s that fail to maintain an AAA rating from S&P or Moody’s are risked weighted 100%. See Note 2 of Notes to Audited Financial Statements for further details.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
FHLB stock, restricted	$4,281	$4,050	$3,836

U. S. government and agency Securities	118,975	117,615	71,991
Mortgage-backed securities	115,382	108,744	51,255
Tax free municipal bonds	51,154	18,092	17,156
Taxable municipal bonds	2,754	—	—
Corporate bonds	—	878	1,908
Trust preferred security	1,426	1,623	—
Securities held to maturity:
U.S. government and agency securities	—	—	13,541
Mortgage-backed securities	—	454	554

Total investment securities	$293,972	$251,456	$160,241

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2009. At such date, $38.8 million of the agency securities were callable and/or due on or before December 31, 2012. At December 31, 2009, $29.4 million were callable before December 31, 2010 and $9.4 million were callable in the year ending December 31, 2012. In addition, approximately $64.4 million in agency bonds are eligible to receive principal payments on a monthly, quarterly, or semi-annual basis. At December 31, 2009, $51.8 million of municipal securities (both taxable and tax free) were callable and/or due between January 2010 and December 2019. The average yield for the tax free municipal security portfolio is quoted as a taxable equivalent yield.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
U.S. government and agency securities	$—	—%	$5,053	5.07%	$44,556	4.80%	$69,366	4.69%	$118,975	$118,975	4.75%

Taxable municipal bonds	$—	—%	$419	4.20%	$97	4.70%	2,238	5.80%	$2,754	$2,754	5.52%

Tax free municipal bonds	$—	—%	$2,431	5.08%	$5,210	5.82%	$43,513	6.12%	$51,154	$51,154	6.04%

Trust preferred	—	—	—	—	—	—	$1,426	8.00%	$1,426	$1,426	8.00%

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2009, the Bank had $83.3 million in brokered deposits as compared to $67.9 million at December 31, 2008. The Bank often chooses these to use longer termed brokered deposits as a substitute for local deposits which can be expensive in the Bank’s local market. All brokered deposits are FDIC insured.

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community. With the exception of brokered deposits, substantially all of the Bank’s depositors are Kentucky or Tennessee residents who reside in the Bank’s market area.

Savings deposits in the Bank at December 31, 2009, were represented by the various types of savings programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)
—%	None	Non-interest bearing	$100	$68,531	8.6%
0.05%*	None	NOW accounts	1,500	105,821	13.3%
0.20%	None	Savings & money market	10	60,409	7.6%

				234,761	29.5%

		Certificates of Deposit
0.75%	3 months or less	Fixed-term, fixed rate	1,000	83,308	10.5%
1.30%	3 to 12 months	Fixed-term, fixed-rate	1,000	232,564	29.3%
1.45%	12 to 24-months	Fixed-term, fixed-rate	1,000	126,855	16.0%
2.10%	24 to 36-months	Fixed-term, fixed-rate	1,000	50,788	6.4%
2.40%	36 to 48-months	Fixed-term, fixed-rate	1,000	42,948	5.4%
3.00%	48 to 60-months	Fixed-term, fixed rate	1,000	22,920	2.9%

				559,383	70.5%

				$794,144	100.0%

*	Represents current interest rate offered by Heritage Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2009		2008		2007
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$155,956	$542,411	$166,745	$415,072	$169,915	$366,704
Average Rate	1.06%	3.10%	2.91%	3.84%	2.72%	4.82%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2009	% of Deposits	Increase (Decrease) from December 31, 2008	Balance at December 31, 2008	% of Deposits	Increase (Decrease) from December 31, 2007
	(Dollars in thousands)
Non-interest bearing	$68,531	8.6%	$11,397	$57,134	8.0%	$4,908
Demand & Now	105,821	13.3%	16,272	89,549	12.6%	(12,157)
Savings & MMDA	60,409	7.6%	2,035	58,374	8.2%	(5,186)
Time deposits	559,383	70.5%	51,435	507,948	71.2%	126,687

Total	$794,144	100.0%	$81,139	$713,005	100.0%	$114,252

	Balance at December 31, 2007	% of Deposits	Increase (Decrease) from December 31, 2006	Balance at December 31, 2006	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$52,226	8.7%	$1,076	$51,150	9.0%
Demand & NOW	101,706	17.0%	5,748	95,958	16.9%
Savings & MMDA.	63,560	10.6%	(6,736)	70,296	12.3%
Time deposits	381,261	63.7%	29,232	352,029	61.8%

Total	$598,753	100.0%	$29,320	$569,433	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
0.01 - 2.00%	$121,759	$16,569	$130
2.01 - 4.00%	170,233	191,430	30,092
4.01 - 6.00%	266,857	299,446	348,350
6.01 - 8.00%	534	503	2,689

Total	$559,383	$507,948	$381,261

The following table sets forth the amount and maturities of time deposits at December 31, 2009.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$113,196	$8,269	$294	$—	$121,759
2.01 - 4.00%	103,412	49,061	17,021	739	170,233
4.01 - 6.00%	99,264	68,991	33,473	65,129	266,857
6.01 - 8.00%	—	534	—	—	534

Total	$315,872	$126,855	$50,788	$65,868	$559,383

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$39.3
Over three through six months	26.6
Over six through 12 months	75.1
Over 12 months	125.8

Total	$266.8

Certificates of deposit at December 31, 2009 included approximately $266.8 million of deposits with balances of $100,000 or more, compared to $218.9 million and $143.6 million at December 31, 2008 and December 31, 2007, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Deposits	$401,246	$437,661	$318,910
Withdrawals	332,506	336,464	304,966

Net increase before interest credited	68,740	101,197	13,944
Interest credited	12,399	13,055	15,376

Net increase in deposits	$81,139	$114,252	$29,320

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $102.5 million at December 31, 2009, and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans, multi-family residential real estate loans and non-residential real estate loan held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2009, the three-month Libor rate was 0.25%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement calls for the Bank to pay a fixed rate of 4.17% until October 8, 2015, on $10 million and receive payment equal to the three month libor. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. At December 31, 2009, the cost to the Bank to terminate the swap is approximately $643,000.

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

At June 30, 2009, the Bank had a 14.8% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Branch Bank & Trust of North Carolina with a 10.4% deposit market share, U.S Bank National Association with an 7.9% deposit market share and Regions Bank of Alabama with an 9.4% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2009, the Company and the Bank had 230 full-time and 10 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

TARP Preferred Stock and Warrant

On December 12, 2008, the Company received an $18.4 million investment from the United States Treasury in the form of preferred stock. The terms of the investment included a 5% dividend for five years, increasing to 9% thereafter. The investment has no stated maturity but may be paid back in whole or part after three years without penalty. The investment may be paid back in less than three years upon the Company’s successful sale of an equal number of common equity. In addition to the dividend, the Treasury received 243,816 stock warrants that are immediately exercisable with a ten year maturity and a strike price of $11.32. Given the current trading price of the Company’s common stock, raising significant amounts of new capital would be highly dilutive to shareholders. The Company will continue to compare the cost and benefits of raising equity capital in 2010. The Company feels that it has an adequate level of capital to meeting its current operating needs. As the time approaches for the preferred stock dividend to increase to 9%, the Company will be more likely to raise additional equity capital. Additional information on the United States Treasury Investment in HopFed Bancorp can be found in Note 17 of the audited financial statements.

SUPERVISION AND REGULATION

General

The Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision will examine the Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on HopFed Bancorp, Inc., The Bank and their operations.

HopFed Bancorp, Inc., as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with rules and regulations of the Office of Thrift Supervision. HopFed Bancorp, Inc. is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to the Bank and HopFed Bancorp, Inc. are described below. This description is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and HopFed Bancorp, Inc. and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4.0% leverage ratio (3.0% for savings associations receiving the highest rating on the CAMELS rating system) and an 8.0% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2009, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, the Bank’s largest lending relationship with a single or related group of borrowers totaled $9.4 million, which represented 10.5% of unimpaired capital and surplus. Therefore, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2009, the Bank maintained approximately 79% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

The Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

In addition, the Company is subject to a restriction and condition that it will not declare any future dividend payable to its common stockholders without prior approval from the Office of Thrift Supervision.

Liquidity. The Bank maintains sufficient liquidity to ensure safe and sound operation in accordance with Office of Thrift Supervision regulations.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance – insured institutions to publicly disclose their ratings.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. HopFed Bancorp, Inc. is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 10% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift

Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2009, the Bank met the criteria for being considered “well-capitalized.”

Ratio of Earnings to Fixed Charges

The table below is the Company’s computation of earnings to fixed charges for the years ended December 31, 2005 through December 31, 2009. (All dollars in thousands).

	2009	2008	2007	2006	2005
Including interest on deposits

Earnings
Pre-tax income	2,372	6,567	5,844	5,608	5,874
Add: fixed charges from below	26,312	26,420	28,891	23,288	15,474

	28,684	32,987	34,735	28,896	21,348

Fixed Charges:
Total interest expense	26,312	26,420	28,891	23,288	15,474
Preference security dividend	1,394	56	—	—	—

Including preference security dividend	27,706	26,476	28,891	23,288	15,474

Ratio of earnings to fixed charges	1.09	1.25	1.20	1.24	1.38

Including preference security dividend	1.04	1.25	1.20	1.24	1.38

Excluding interest on deposits

Earnings
Pre-tax income	2,372	6,567	5,844	5,608	5,874
Add: fixed charges from below	5,479	5,631	6,612	6,383	3,565

	7,851	12,198	12,456	11,991	9,439

Fixed Charges:
Total interest expense excluding interest paid on deposits	5,479	5,631	6,612	6,383	3,565
Preference security dividend	1,394	56	—	—	—

Including preference security dividend	6,873	5,687	6,612	6,383	3,565

Ratio of earnings to fixed charges	1.43	2.17	1.88	1.88	2.65

Including preference security dividend	1.14	2.14	1.88	1.88	2.65

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range seven to 77 1 /2 basis points. The Federal Deposit Insurance Corporation has also provided for the possibility of two additional special assessments for the final two quarters of 2009, if deemed necessary.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage, and certain senior unsecured debt issued by institutions and their holding companies would temporarily be guaranteed by the Federal Deposit Insurance Corporation. The Bank made the business decision not to participate in the unlimited noninterest-bearing transaction account coverage and also opted not to participate in the unsecured debt guarantee program.

The Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits. In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of The Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program/Capital Purchase Program, or CPP, which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1.0% of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted to participate in the CPP.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2009, the Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated there under, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA Patriot Act and the related regulations of the Office of Thrift Supervision, which require savings associations operating in the United States, among other things, to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. HopFed Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, HopFed Bancorp, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over HopFed Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Permissible Activities. Under present law, the business activities of HopFed Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including HopFed Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5.0% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

As the nation continues to suffer from an economic recession, real estate prices remain under pressure in the Company’s market. Furthermore, elevated levels of unemployment have made it difficult for many consumers to meet their monthly obligations. The deployment of military personnel out of Fort Campbell to the Middle East may reduce both demand for and pricing of all types of real estate in the Company’s largest market. As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. As discussed in Footnote 3 of the Notes to Consolidated Financial Statements, the Company has significant exposure to various types of real estate loans, including commercial real estate, land and land development loans, construction loans, multi-family real estate and loans for residential homes. Credit losses are inherent in the business of making loans and our industry has seen above average loan loss levels for approximately eighteen months. While the Company believes that its loan underwriting standards have been and remain sound, the Company has experienced an increase in charge offs and non-performing loans. To the extent charge offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce net income.

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

The Company relies on dividends from the Bank as a primary source of funds. The Bank’s primary source of funds is customer deposits and cash flows from investment instruments and loan repayments. While scheduled loan repayments are a relatively stable source, they are subject to the ability of the borrowers to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including changes in the economic conditions, adverse trends or events affecting the business environment, natural disasters and various other factors. Cash flows from the investment portfolio may be affected by changes in interest rates, resulting in excessive levels of cash flow during periods of declining interest rates and lower levels of cash flow during periods of rising interest rates. Deposit levels may be affected by a number of factors, including both the national market and local competitive interest rate environment, local and national economic conditions, natural disasters and other various events. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include the FHLB advances, brokered deposits and federal funds lines of credit from correspondent banks.

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

The Company is subject to extensive regulation that can limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal agencies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company’s regulatory compliance is costly. Certain types of activities, including the declaration and payment of dividends, mergers and acquisitions, investments, lending (including the amount and types of loans originated), interest rates charged, and interest rates paid are subject to regulatory approval and may be limited by regulation or the supervisory authority of the regulators. The Company currently is subject to a restriction that it will not declare any future common stock dividend without prior Office of Thrift Supervision approval.

The Company is also subject to capitalization guidelines established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business. To the extent activities of the Company and/or the Bank are restricted or limited by regulation or regulators’ supervisory authority, the Company’s future profitability may be adversely affected.

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

The current banking crisis, including the enactment of Emergency Economic Stabilization Action (EESA) and American Recovery and Reinvestment Act (ARRA), have significantly affected our financial condition, results of operations, liquidity or stock price.

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

In February 2009, the FDIC established a revised rate structure for all member banks. The rate structure includes significant increases in quarterly fees charged to banks as well as a one-time fee of approximately $480,000 that was charged September 30, 2009 for deposit balances at June 30, 2009. In addition, the Company was required to prepay approximately $4.3 million in fees to the FDIC, representing estimated quarterly fees for the three month periods beginning October 1, 2009, and ending December 31, 2012. The revised rate structure will result in a significant increase in operating expenses and lower levels of net income. The Company can not determine the extent of future regulator fee increases and emergency assessments required by the FDIC.

The Company conducts virtually all of its business activities in a geographically concentrated area of Middle and West Tennessee and Western Kentucky.

The Company operates eighteen offices located in Middle Tennessee and Western Kentucky. The Company maintains significant business relationships in the markets in which it operates as well as the communities adjoining our offices. Therefore, the Company’s success is directly tied to the economic viability of our markets which may not be representative of the country as a whole. In 2009, the Company’s market had unemployment rates ranging from 10% to 15%. While the Company believes that its credit quality has been strong given the current environment, continued economic stress in the market may result in an increase in non-performing loans and charge offs. Given the limited geographic footprint of our Company, the economic conditions in our marketplace may not be reflective of the entire nation.

Management’s analysis of the necessary funding for the allowance for loan loss account may be incorrect or may suddenly change, resulting in lower earnings.

The funding of the allowance for loan loss account is the most significant estimate made by management in its financial reporting to shareholders and regulators. If negative changes to the performance of the Company’s loan portfolio were to occur, management may find it necessary or be required to funding the allowance for loan loss account through additional charges to the Company’s provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. These changes are likely to affect the Company’s financial performance, capital levels and stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2009.

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
			(In thousands)
Main Office:
4155 Lafayette Road
Hopkinsville, Kentucky	2006	Owned	$6,062	24,072
Branch Offices:
2700 Fort Campbell Boulevard
Hopkinsville, Kentucky	1995	Owned	$1,471	17,625
Downtown Branch Office
605 South Virginia Street
Hopkinsville, Kentucky	1997	Owned	$143	756
Murray South Office
210 N. 12th Street
Murray, Kentucky	2003	Owned	$1,799	5,600
Murray North Office
1601 North 12th Street
Murray, Kentucky	2007	Owned	$1,377	3,400
Cadiz Branch Office
352 Main Street
Cadiz, Kentucky	1998	Owned	$395	2,200
Elkton Branch Office
536 W. Main Street
Elkton, Kentucky	1976	Owned	$110	3,400
Benton Branch Office
105 W. 5th Street
Benton, Kentucky	2003	Owned	$550	4,800
Calvert City Office
35 Oak Plaza Drive
Calvert City, Kentucky	2003	Owned	$1,224	3,400
Carr Plaza Office
607 N. Highland Drive
Fulton, Kentucky	2002	Owned	$227	800
Lake Street Office
306 Lake Street
Fulton, Kentucky	2002	Owned	$1,121	15,000
Fall & Fall Insurance Office
101 Main Street
Fulton, Kentucky	2002	Owned	$24	3,200
Clarksville Main Street
322 Main Street
Clarksville, Tennessee	2007	Owned	$1,677	10,000
Trenton Road Branch
3845 Trenton Road
Clarksville, Tennessee	2006	Owned	$2,701	3,362
Madison Street Office
2185 Madison Street
Clarksville, Tennessee	2007	Owned	$1,936	3,950
Houston County Office
1102 West Main Street
Erin, Tennessee	2006	Owned	$571	2,390
Ashland City Office
108 Cumberland Street
Ashland City, Tennessee	2006	Owned	$1,439	7,058
Pleasant View Office
2556 Highway 49 East
Pleasant View, Tennessee	2006	Owned	$770	2,433
Kingston Springs Office
104 West Kingston Springs Road
Kingston Springs, Tennessee	2006	Owned	$1,731	9,780

Total			$25,328

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2009 there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Peck. Mr. Peck, 45, has served as President and Chief Executive Officer of the Company and the Bank since July 2000. Prior to that, he was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County.

Boyd M. Clark. Mr. Clark, 64, has served as Senior Vice President — Loan Administration of the Bank since 1995. Prior to his current position, Mr. Clark served as First Vice President of the Bank. He has been an employee of the Bank since 1973. Mr. Clark also serves as Vice President and Secretary of the Company. From May to July 2000, Mr. Clark served as Acting President of both the Company and the Bank.

Michael L. Woolfolk. Mr. Woolfolk, 56, has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of Firststar Bank–Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank.

Billy C. Duvall. Mr. Duvall, 44, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration.

Michael F. Stalls. Mr. Stalls, 58, has served as Senior Vice President, Chief Credit Officer of the Bank since May 28, 2004. Prior to that, he was a Senior Lender at Regions Bank in Winchester, Tennessee for 18 years and Vice President of First Tennessee Bank in Knoxville, Tennessee.

All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A dividend of $0.12 per share was declared in each of the four quarters in 2009 and 2008. The high and low price range of the Company’s common stock for 2009 and 2008 is set forth below:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$12.49	$8.43	$14.97	$13.00
Second Quarter	$9.75	$8.13	$14.50	$13.15
Third Quarter	$11.51	$9.25	$14.00	$11.01
Fourth Quarter	$11.00	$9.33	$12.99	$8.78

At December 31, 2009, the Company estimates that is has approximately 2,200 shareholders, with approximately 1,050 reported in the name of the shareholder and the remainder recorded in street name.

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

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2009 (Exhibit No. 13.1) is incorporated herein by reference. See Note 17 of Notes of Consolidated Financial Statements which is incorporated herein by reference

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2009 (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2009 (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2009 (Exhibit No. 13.1) are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2009.

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

Date: March 31, 2010	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2009, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2009, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2009, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2009, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2009, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2009, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2009, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2009, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2009 and 2008.

3.	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

7.	Notes to Consolidated Financial Statements.

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

Exhibit No. 3.2 Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed December 17, 2008).

Exhibit No. 3.3 Bylaws, as amended. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated December 5, 2007 (filed December 6, 2007).

Exhibit No. 3.4 Warrant to Purchase up to 243,816 shares of Common Stock. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed December 17, 2008).

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

Exhibit No. 10.4. Employment Agreement by and between Registrant and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

Exhibit No. 10.5. HopFed Bancorp, Inc. 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6. Employment Agreement by and between Registrant and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed February 19, 2008).

Exhibit No. 10.7. Employment Agreement by and between Heritage Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed February 19, 2008).

Exhibit No. 10.8. Employment Agreement by and between Registrant and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

Exhibit No. 10.9. Employment Agreement by and between Heritage Bank and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

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

Exhibit No. 10.12 Employment Agreement by and between Registrant and Michael F. Stalls. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed February 19, 2008).

Exhibit No. 10.13 Employment Agreement by and between Heritage Bank and Michael F. Stalls. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 12, 2008 (filed February 19, 2008).

Exhibit No. 10.17 Form of Letter Agreement, executed by each of Messrs. John E. Peck, Michael L. Woolfolk, Michael F. Stalls, Billy C. Duvall, and Keith Bennett with Registrant. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed December 17, 2008)

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2009, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

Exhibit 99.1. Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15.

Exhibit 99.2. Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 31, 2010	By:	/s/ John E. Peck
John E. Peck
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ John E. Peck	March 31, 2010
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Billy C. Duvall	March 31, 2010
Billy C. Duvall
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Gilbert E. Lee	March 31, 2010
Gilbert E. Lee
Chairman of the Board

/s/ Boyd M. Clark	March 31, 2010
Boyd M. Clark
Director, Vice President and Secretary

/s/ Steve Hunt	March 31, 2010
Steve Hunt
Director

/s/ Harry J. Dempsey	March 31, 2010
Harry J. Dempsey
Director

/s/ Ted Kinsey	March 31, 2010
Ted Kinsey
Director

/s/ Thomas I. Miller	March 31, 2010
Thomas I. Miller
Vice-Chairman of the Board