Form 10-Q
period 2010-03-31
HOPFED BANCORP INC
filed 2010-05-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    No  ☐

As of May 7, 2010, the Registrant had issued and outstanding 3,599,417 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$26,873	37,938
Interest-earning deposits in Federal Home Loan Bank	830	3,173

Cash and cash equivalents	27,703	41,111
Federal Home Loan Bank stock, at cost	4,378	4,281
Securities available for sale	326,199	289,691
Loans receivable, net of allowance for loan losses of $8,639 at March 31, 2010 and $8,851 at December 31, 2009	642,474	642,355
Accrued interest receivable	5,724	5,777
Real estate and other assets owned	2,728	1,883
Bank owned life insurance	8,564	8,475
Premises and equipment, net	24,977	25,328
Deferred tax assets	2,069	2,458
Intangible asset	1,070	1,168
Other assets	5,964	7,349

Total assets	$1,051,850	1,029,876

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts:	$66,784	68,531
Interest-bearing accounts:
NOW accounts	103,714	105,821
Savings and money market accounts	62,502	60,409
Other time deposits	584,539	559,383

Total deposits	817,539	794,144

Advances from Federal Home Loan Bank	97,462	102,465
Repurchase agreements	38,345	36,060
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	232	236
Dividends payable	456	454
Accrued expenses and other liabilities	5,473	6,258

Total liabilities	969,817	949,927

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized—500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at March 31, 2010 and December 31, 2009	—	—
Common stock, par value $.01 per share; authorized 7,500,000 shares; 4,114,412 issued and 3,598,857 outstanding at March 31, 2010 and 4,110,175 issued and 3,594,620 outstanding at December 31, 2009	41	41
Common stock warrants	556	556
Additional paid-in-capital	44,518	44,455
Retained earnings-substantially restricted	39,415	38,244
Treasury stock (at cost, 515,555 shares at March 31, 2010 and December 31, 2009)	(6,495)	(6,495)
Accumulated other comprehensive income, net of taxes	3,998	3,148

Total stockholder’s equity	82,033	79,949

Total liabilities and stockholders’ equity	$1,051,850	1,029,876

The balance sheet at December 31, 2009 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousand)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2010	2009

Interest and dividend income:
Loans receivable	$9,621	9,628
Investment in securities, taxable	2,922	3,286
Nontaxable securities available for sale	563	272
Interest-earning deposits	—	8

Total interest and dividend income	13,106	13,194

Interest expense:
Deposits	4,591	5,466
Advances from Federal Home Loan Bank	856	1,037
Repurchase agreements	202	194
Subordinated debentures	183	102

Total interest expense	5,832	6,799

Net interest income	7,274	6,395
Provision for loan losses	611	974

Net interest income after provision for loan losses	6,663	5,421

Non-interest income:
Service charges	985	924
Merchant card income	160	140
Gain on sale of loans	84	69
Gain on sale of securities	494	658
Income from bank owned life insurance	89	73
Financial services commission	197	226
Other operating income	300	269

Total non-interest income	2,309	2,359

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2010	2009

Non-interest expenses:
Salaries and benefits	$3,230	3,046
Occupancy expense	789	748
Data processing expense	689	631
State deposit tax	157	156
Intangible amortization expense	97	204
Professional services expense	252	312
Deposit insurance and examination expense	381	163
Advertising expense	241	323
Postage and communications expense	135	159
Supplies expense	93	80
Loss and expenses related to real estate owned	95	25
Other operating expenses	227	115

Total non-interest expense	6,386	5,962

Income before income tax expense	2,586	1,818
Income tax expense	726	552

Net income	1,860	1,266

Less:
Dividend on preferred shares	227	227
Accretion dividend on preferred shares	27	27

Net income available to common stockholders	$1,606	1,012

Net income available to common stockholders
Per share, basic	$0.45	0.28

Per share, diluted	$0.45	0.28

Dividend per share	$0.12	0.12

Weighted average shares outstanding - basic	3,578,073	3,576,791

Weighted average shares outstanding - diluted	3,578,073	3,576,791

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2010	2009

Net income	$1,860	1,266

Other comprehensive income, net of tax:

Unrealized gain on investment securities available for sale, net of tax effect of ($656) and ($844) for the three months ended March 31, 2010 and March 31, 2009, respectively.	1,273	1,639

Unrealized gain (loss) on derivatives, net of tax effect of $50 and ($23) for the three month periods ending March 31, 2010 and March 31, 2009, respectively.	(97)	44

Reclassification adjustment for gains included in net income, net of tax effect of $168 and $224 for the three month periods ended March 31, 2010 and March 31, 2009, respectively.	(326)	(434)

Comprehensive income	$2,710	2,515

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2010

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Preferred Shares	Common Stock	Common Stock Warrants	Additional Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders Equity

Balance at December 31, 2009	3,594,620	18,400	$41	556	44,455	38,244	(6,495)	3,148	79,949

Restricted Stock Awards	437	—	—	—	—	—	—	—	—

Exercise of stock options, net	3,800	—	—	—	—	—	—	—	—

Net Income	—	—	—	—	—	1,860	—	—	1,860

Compensation expense, restricted stock awards	—	—	—	—	36	—	—	—	36

Net change in unrealized gain on securities available for sale, net of income taxes of $488	—	—	—	—	—	—	—	947	947

Net change in unrealized loss on derivatives, net of income taxes of $50	—	—	—	—	—	—	—	(97)	(97)

Dividend to Preferred Stockholder	—	—	—	—	—	(230)	—	—	(230)

Accretion of Preferred Stock Discount	—	—	—	—	27	(27)	—	—	—

Dividend to Common Stockholders	—	—	—	—	—	(432)	—	—	(432)

Balance March 31, 2010	3,598,857	18,400	$41	556	44,518	39,415	(6,495)	3,998	82,033

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Period Ended March 31,
	2010	2009
Cash flows from operating activities:
Net cash provided by operating activities	$3,657	2,421

Cash flows from investing activities
Proceeds from calls and maturities of securities held to maturity	—	23
Proceeds from sales, calls and maturities of securities available for sale	24,037	28,370
Purchase of securities available for sale	(58,723)	(74,489)
Net (increase) decrease in loans	(3,565)	6,149
Purchase of Federal Home Loan Bank stock	(98)	(231)
Proceeds from sale of foreclosed assets	1,322	194
Purchase of premises and equipment	(40)	—

Net cash used in investing activities	(37,067)	(39,984)

Cash flows from financing activities:
Net decrease in demand deposits	(1,761)	(3,435)
Net increase in time deposits	25,156	29,098
Increase (decrease) in advances from borrowers for taxes and insurance	(13)	89
Advances from Federal Home Loan Bank	5,000	—
Repayment of advances from Federal Home Loan Bank	(10,003)	(7,043)
Net increase in repurchase agreements	2,285	3,073
Dividend paid on preferred stock	(230)	(161)
Dividends paid on common stock	(432)	(430)

Net cash provided by financing activities	20,002	21,191

Decrease in cash and cash equivalents	(13,408)	(16,372)
Cash and cash equivalents, beginning of period	41,111	37,075

Cash and cash equivalents, end of period	$27,703	20,703

Supplemental disclosures of Cash Flow Information:
Interest paid	3,017	3,804

Income taxes paid	1,345	640

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	956	640

Foreclosures and in substance foreclosures of loans during period	2,047	232

Net unrealized gains on investment securities classified as available for sale	1,435	1,826

Increase in deferred tax asset related to unrealized gains on investments	(488)	(621)

Dividends declared and payable	432	430

Issue of unearned restricted stock	5	5

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

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee and Pleasant View, Tennessee. Heritage Solution agents travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three-month period ended March 31, 2010, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2010.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2009 Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(2) INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three-month periods ended March 31, 2010 and March 31, 2009. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Month Periods Ended
	2010	2009
Basic IPS:
Net income available to common stockholders	$1,606,000	$1,012,000
Average common shares outstanding	3,578,073	3,576,791

Net income per share available to common stockholders, basic	$0.45	$0.28

Diluted IPS
Net income available to common stockholders	$1,606,000	$1,012,000
Average common shares outstanding	3,578,073	3,576,791
Dilutive effect of stock options	—	—

Average diluted shares outstanding	3,578,073	3,576,791

Net income per share available to common stockholders, diluted	$0.45	$0.28

(3) STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of approximately $36,000 for the three-month period ended March 31, 2010 and $39,000 for the three-month period ended March 31, 2009. The Company issued 437 shares of restricted stock during the quarter ended March 31, 2010. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at March 31, 2010:

2010	86,244
2011	82,643
2012	44,466
2013	11,677
2014	210

Total	$225,240

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

At March 31, 2010, the Company has 73 securities with unrealized losses. The carrying amount of securities available for sale and their estimated fair values at March 31, 2010 is as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$4,378	—	—	4,378

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$145,479	3,597	(270)	148,806
Taxable municipal bonds	4,058	23	(71)	4,010
Tax free municipal bonds	58,468	1,328	(217)	59,579
Trust preferred securities	2,000	—	(574)	1,426
Mortgage-backed securities:
GNMA	26,670	845	(34)	27,481
FNMA	33,739	1,263	(3)	34,999
FHLMC	12,091	398	—	12,489
NON-AGENCY CMOs	15,706	201	(600)	15,307
AGENCY CMOs	21,138	964	—	22,102

	$319,349	8,619	(1,769)	326,199

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities of debt securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

March 31, 2010	Amortized Cost	Estimated Fair Value

Due within one year	$132	$132
Due in one to five years	4,020	4,057
Due in five to ten years	27,646	27,799
Due after ten years	116,456	117,674

	148,254	149,662
Amortizing agency bonds	61,751	64,159
Mortgage-backed securities	$109,344	$112,378

Total unrestricted securities available for sale	$319,349	$326,199

December 31, 2009	Amortized Cost	Estimated Fair Value
Due within one year	—	—
Due in one to five years	2,827	2,850
Due in five to ten years	19,595	19,695
Due after ten years	86,639	87,350

	$109,061	$109,895
Amortizing agency bonds	61,502	64,414
Mortgage-backed securities	113,717	115,382

Total unrestricted securities available for sale	$284,280	$289,691

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2010 are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for sale
U.S. government and agency securities:
Agency debt securities	$26,130	(269)	619	(1)	26,749	(270)
Taxable municipals	2,152	(71)	—	—	2,152	(71)
Tax free municipals	12,059	(149)	5,789	(68)	17,848	(217)
Trust preferred securities	—	—	1,426	(574)	1,426	(574)
Mortgage-backed securities:
GNMA	6,821	(34)	—	—	6,821	(34)
FNMA	—	—	757	(3)	757	(3)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	2,654	(79)	6,637	(521)	9,291	(600)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$49,816	(602)	15,228	(1,167)	65,044	(1,769)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2009 are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for sale
U.S. government and agency securities:
Agency debt securities	$21,557	(493)	625	(2)	22,182	(495)
Taxable municipal bonds	1,654	(66)	—	—	1,654	(66)
Tax free municipal bonds	5,675	(58)	3,091	(38)	8,766	(96)
Trust preferred securities	—	—	1,426	(574)	1,426	(574)
Mortgage-backed securities:
GNMA	9,382	(89)	—	—	9,382	(89)
FNMA	8,650	(45)	776	(6)	9,426	(51)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	8,852	(304)	3,219	(613)	12,071	(917)
AGENCY CMOs	2,004	(6)	—	—	2,004	(6)

Total Available for Sale	$57,774	(1,061)	9,137	(1,233)	66,911	(2,294)

At March 31, 2010, securities with a book value of approximately $98.4 million and a market value of approximately $101.0 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $21.8 million and a market value of $23.0 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $30.0 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2010, securities with a book and market value of approximately $22.4 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $16.9 million and a market value of $17.0 million. One repurchase agreement is in the amount of $6 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(5) INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At March 31, 2010	At December 31, 2009
Asset - investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	$10,000	$10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Income Statements	Three month periods ended March 31,
	2010	2009
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$86	$108

Net income	$86	$108

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2009	$10,000	$310	$—	$10,310
Net income	—	—	86	86
Dividends:
Trust preferred securities	—	—	(84)	(84)
Common paid to HopFed Bancorp, Inc.	—	—	(2)	(2)

Ending balances, March 31, 2010	$10,000	$310	$—	$10,310

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(6) FAIR VALUE OF ASSETS AND LIABILITIES

In September 2006, the FASB issued ASC 820-10, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value. The statement was effective for fiscal years beginning after November 15, 2007. The statement establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2010 Description	Total carrying value in the consolidated balance sheet at March 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$326,199	—	324,773	1,426
Bank owned life insurance	8,564	—	8,564	—

Liabilities
Interest rate swap	791	—	791	—

December 31, 2009 Description	Total carrying value in the consolidated balance sheet at 12/31/2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$289,691	—	288,265	1,426
Bank owned life insurance	8,475	—	8,475	—

Liabilities
Interest rate swap	643	—	643	—

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

March 31, 2010 Description	Total carrying value in the consolidated balance sheet at March 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$2,726	—	—	2,726
Other assets owned	2	—	—	2
Impaired loans, net of reserve of $1,735	33,735	—	—	33,735

December 31, 2009 Description	Total carrying value in the consolidated balance sheet at December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$1,868	—	—	1,868
Other assets owned	15	—	—	15
Impaired loans, net of reserve of $2,512	33,022	—	—	33,022

The table below includes a roll-forward of the balance sheet items for the three-month periods ended March 31, 2010 and March 31, 2009, (including the change in fair value) for financial instruments classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

	2010		2009
Three month period ended March 31, (In thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, December 31,	$1,426	—	$1,623	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at March 31,	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, March 31,	$1,426	—	$1,623	—

The estimated fair values of financial instruments were as follows at March 31, 2010:

	Amount	Value
Financial Assets:
Cash and due from banks	$26,873	26,873
Interest-earning deposits in Federal Home Loan Bank	830	830
Securities available for sale	326,199	326,199
Federal Home Loan Bank stock	4,378	4,378
Loans receivable	642,474	656,606
Accrued interest receivable	5,724	5,724
Bank owned life insurance	8,564	8,564
Financial liabilities:
Deposits	817,539	824,610
Advances from borrowers for taxes and insurance	232	232
Advances from Federal Home Loan Bank	97,462	101,547
Repurchase agreements	38,345	39,812
Subordinated debentures	10,310	10,092
Market value of interest rate swap	791	791
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments were as follows at December 31, 2009:

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$37,938	37,938
Interest-earning deposits in Federal Home Loan Bank	3,173	3,173
Securities available for sale	289,691	289,691
Federal Home Loan Bank stock	4,281	4,281
Loans receivable	642,355	655,105
Accrued interest receivable	5,777	5,777
Bank owned life insurance	8,475	8,475
Financial liabilities:
Deposits	794,144	806,816
Advances from borrowers for taxes and insurance	236	236
Advances from Federal Home Loan Bank	102,465	105,763
Repurchase agreements	36,060	38,902
Subordinated debentures	10,310	10,091
Market value of interest rate swap	643	643
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

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

(8) EXERCISE OF STOCK OPTIONS

On February 26, 2010, a total 30,000 fully vested stock options under the 2000 Stock Option Plan were exercised at a price of $11.45 per share by CEO John Peck. Mr. Peck chose to complete a cashless exercise, receiving 3,800 shares of the Company’s common stock in exchange for his options.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 235-10-599-1 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three-month period ended March 31, 2010 or the year ended December 31, 2009.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (Libor) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At December 31, 2009 and March 31, 2010, respectively, the cost of the Bank to terminate the cash flow hedge was approximately $643,000 and $791,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(10) SUBSEQUENT EVENTS

On April 30, 2010, the Company and its wholly owned subsidiary, Heritage Bank, each entered into an informal Memorandum of Understanding (MOU) with its primary regulator, the Office of Thrift Supervision (OTS). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or to receive a cash dividend from its Bank subsidiary. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 8.00% and a Total Risk Based Capital Ratio of 12.00%. At March 31, 2010, the Bank’s Tier 1 Ratio was 8.02% and its Total Risk Based Capital was 13.25%.

Under the Bank MOU, among other things, the Bank has agreed to the following: (1) the Bank will not declare or pay any dividends or make other capital distributions, or commit to pay dividends or make other capital distributions, without prior OTS approval; (2) the Bank will adopt a concentration risk reduction plan to reduce the outstanding balance of commercial real estate loans relative to core capital and the allowance for loan losses; and (3) the Bank will not increase brokered deposits without prior OTS approval.

In addition, the MOUs identify actions, policies and procedures to be taken and adopted by the Board of Directors and management of the Company and the Bank, as appropriate, to ensure maintenance of adequate liquidity, monitor and report compliance with the MOUs and certain applicable regulations, reduce the level of classified assets, and correct certain deficiencies and weaknesses identified by the OTS.

The MOUs will remain in effect until modified or terminated by the OTS. The Company and the Bank do not expect the actions and limitations required by the MOUs to change their business strategy in any material respect.

The Board of Directors and management of each of the Company and the Bank have taken various actions to comply with the terms and conditions of the MOUs, and will continue to take all actions believed to be necessary for compliance. The Board and management will continue to work closely with the OTS in order to comply with the terms and conditions of the MOUs and are committed to addressing and resolving any and all issues presented in the MOUs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2010, and December 31, 2009, and for the three-month periods ended March 31, 2010, and March 31, 2009, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2009 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets increased by $22.0 million, from $1.030 billion at December 31, 2009 to $1.052 billion at March 31, 2010. Securities available for sale increased from $289.7 million at December 31, 2009 to $326.2 million at March 31, 2010. At March 31, 2010 and December 31, 2009, securities classified as “available for sale” had an amortized book value of $319.3 million and $284.3 million, respectively.

The Company did not have any federal funds sold at March 31, 2010 and December 31, 2009. The Company has chosen to maintain additional cash balances in non-interest bearing demand deposit accounts due to both the very low earnings rate on overnight funds as well as the unlimited FDIC coverage available on non-interest demand deposit accounts. The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.3 million at December 31, 2009 and $4.4 million at March 31, 2010. Total FHLB borrowings declined $5.0 million, from $102.5 million at December 31, 2009 to $97.5 million at March 31, 2010. Total repurchase balances increased from $36.1 million at December 31, 2009, to $38.3 million at March 31, 2010.

Loan portfolio growth was negligible during the three months ended March 31, 2010. Net loans totaled $642.5 million and $642.4 million at March 31, 2010 and December 31, 2009, respectively. For the three month periods ended March 31, 2010 and March 31, 2009, the average tax equivalent yield on loans was 6.00% and 6.25%, respectively.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2010 Amount	March 31, 2010 Percent	December 31, 2009 Amount	December 31, 2009 Percent

Real estate loans:
One-to-four family (closed end) first mortgages	$186,947	28.7%	$195,665	30.0%
Second mortgages (closed end)	7,394	1.1%	7,616	1.2%
Home equity lines of credit	38,033	5.9%	37,542	5.8%
Multi-family	48,023	7.4%	46,325	7.1%
Construction	33,967	5.2%	33,216	5.1%
Commercial real estate	259,324	39.8%	254,067	39.0%

Total mortgage loans	573,688	88.1%	574,431	88.2%

Loans secured by deposits	3,922	0.6%	4,075	0.6%
Other consumer loans	17,260	2.7%	17,908	2.8%
Commercial loans	55,990	8.6%	54,531	8.4%

Total other loans	77,172	11.9%	76,514	11.8%

Total loans, gross	650,860	100.0%	650,945	100.0%

Deferred loan cost, net of income	253		261

Less allowance for loan losses	(8,639)		(8,851)

Total loans	$642,474		$642,355

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s commercial real estate loan portfolio. At March 31, 2010, the Bank’s commercial real estate portfolio was made up of the following loan types:

Non-residential real estate

Current Balance

Land & development	$64,795
Construction	5,523
Manufacturing	4,329
Professional, Technical	2,721
Retail Trade	14,242
Other Services	20,855
Finance & Insurance	180
Agricultural, Forestry, Fishing & Hunting	36,020
Real Estate and Rental and Leasing	47,856
Wholesale Trade	10,868
Arts, Entertainment & Recreation	6,223
Accommodations / Food Service	25,233
Healthcare and Social Assistance	11,254
Educational Services	449
Transportation & Warehousing	1,828
Information	3,056
Public Administration	30
Non-industry	303
Admin Support / Waste Mgmt	3,559

Total	$259,324

The allowance for loan losses totaled $8.6 million at March 31, 2010 and $6.7 million at March 31, 2009. The ratio of the allowance for loan losses to total loans was 1.33% at March 31, 2010 and 1.07% at March 31, 2009. The following table indicates the type and level of non-performing loans at the periods indicated below:

	3/31/2010	12/31/2009	3/31/2009
	(Dollars in Thousands)

One-to-four family first mortgages	1,536	1,399	768
Home equity lines of credit	10	—	86
Multi-family	3,363	4,851	—
Construction	535	572	535
Land	3,522	3,503	4,867
Non-residential real estate	1,386	490	425
Consumer loans	51	27	29
Commercial loans	392	367	103

Total non-performing loans	10,795	11,209	6,813

Non-performing loans to total loans ratio	1.66%	1.72%	1.10%

The Company’s other real estate and other assets owned balances at March 31, 2010, and March 31, 2009, represent properties and personal collateral acquired by the Bank through customer loan defaults. The property is recorded at the lower of cost or fair value less estimated cost of to sell at the date acquired with any loss recognized as a charge off through the allowance for loan loss account. Additional other real estate owned and other asset losses may be determined on individual properties at specific intervals or at the time of disposal. Additional losses are recognized as a non-interest expense. For the three month periods ended March 31, 2010 and 2009, the composition of the balance in both. The Bank has other assets owned and other real estate owned as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in Thousands)

Single family homes	$611	438	205
Multi-family properties	1,384	425	474
Single family construction	47	468	—
Land	650	225	82
Non-residential real estate	34	312	248
Consumer assets owned by bank	2	15	29

Total other real estate and assets owned	$2,728	1,883	1,038

Total non-performing assets	$13,523	13,092	7,851

Non-performing asset / Total assets	1.29%	1.27%	0.80%

The Bank does not originate loans it considers sub-prime and is not aware of any exposure to the additional credit concerns associated with sub-prime lending in either the Company’s loan or investment portfolios. The Company does have a significant amount of construction and land development loans. Management reports to the Company’s Board of Directors on the status of the Company’s specific construction and development loans as well as the market trends in those markets in which the Company actively participates.

The Company’s annualized net charge off ratios for the three-month periods ended March 31, 2010 and March 31, 2009 and the year ended December 31, 2009 was 0.50%, 0.27% and 0.23%, respectively. The ratios of allowance for loan losses to non-performing loans at March 31, 2010, March 31, 2009 and December 31, 2009 were 80.0%, 97.2% and 79.0% and respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the three-month periods ended:

	Three Months Ended		Year Ended
	03/31/10	03/31/09	12/31/09

Beginning balance, allowance for loan loss	$8,851	$6,133	$6,133

Loans charged off:
Commercial loans	(760)	(182)	(412)
Consumer loans and overdrafts	(124)	(182)	(661)
Residential loans	(72)	(276)	(764)

Total charge offs	(956)	(640)	(1,837)

Recoveries
Commercial loans	59	15	44
Consumer loans and overdrafts	70	166	251
Residential loans	4	37	61

Total recoveries	133	218	356

Net charge offs	(823)	(422)	(1,481)

Provision for loan loss	611	974	4,199

Ending balance	$8,639	$6,685	$8,851

Ratio of net charge offs to average outstanding loans during the period	0.50%	0.27%	0.23%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At March 31, 2010 and December 31, 2009, the Company’s impaired loans totaled $35.5 million. At March 31, 2010 and December 31, 2009, the Company’s reserve for impaired loans totaled $1.7 million and $2.5 million, respectively.

At March 31, 2010, deposits increased to $817.5 million from $794.1 million at December 31, 2009. The brokered deposits increased from $83.3 million at December 31, 2009 to $84.4 million at March 31, 2010. The average cost of all deposits during the three-month periods ended March 31, 2010 and March 31, 2009 and the year ended December 31, 2009 was 2.27%, 2.98% and 2.74%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Net Income. Net income available for common shareholders for the three months ended March 31, 2010 was $1,606,000, compared to net income of $1,012,000 for the three months ended March 31, 2009. The increase in the Company’s net income available for common shareholders for the three month period ended March 31, 2010 was largely the result of both the growth in interest bearing assets and an improved net interest margin.

Net Interest Income. Net interest income for the three month period ended March 31, 2010 was $7.3 million, compared to $6.4 million for the three month period ended March 31, 2009. The increase in net interest income for the three months ended March 31, 2010 as compared to March 31, 2009 was largely due to a $30.0 million increase in the average balance of available for sale tax exempt securities. For the three-month period ended March 31, 2010, income on tax exempt securities increased to $563,000, from $272,000 for the three month period ended March 31, 2009.

For the three month period ended March 31, 2010, the Company’s interest income from loans receivable declined slightly as compared to the three month period ended March 31, 2009. This decline was primarily the result of lower market interest rates, offsetting $23.9 million of average loan growth over the same period. For the three months ended March 31, 2010, the tax equivalent yield on total interest earning assets declined to 5.65% from 5.88% for the three-month period ended March 31, 2009. The decline in net yields is the result of the continued low interest rate environment is which the Company currently operates.

For the three month periods ended March 31, 2010 and March 31, 2009, the Company’s cost of interest bearing liabilities was 2.62% and 3.24%, respectively. The lower cost of interest bearing liabilities was the result of a lower short term interest rates as well as an increase in FHLB advances that were made at favorable rates.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended March 31, 2010 and March 31, 2009. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $256,000 for March 31, 2010, and $122,000 for March 31, 2009, for a tax equivalent rate using a cost of funds rate of 2.62% for March 31, 2010 and 3.240% for March 31, 2009. The table adjusts tax-free loan income by $17,000 for March 31, 2010 and $42,000 for March 31, 2009, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 3/31/2010	Income and Expense 3/31/2010	Average Rates 3/31/2010	Average Balance 3/31/2009	Income and Expense 3/31/2009	Average Rates 3/31/2009
	(Table Amounts in Thousands, Except Percentages)
Loans	$642,615	9,638	6.00%	$618,670	9,670	6.25%
Investments AFS taxable	248,453	2,922	4.70%	249,910	3,281	5.25%
Investment AFS tax free	55,399	819	5.91%	25,338	394	6.22%
Investment Held to maturity	—	—	—	444	5	4.50%
Federal funds	—	—	—	13,895	8	0.23%

Total interest earning assets	946,467	13,379	5.65%	908,257	13,358	5.88%

Other assets	97,855			76,978

Total assets	$1,044,322			$985,235

Interest bearing retail deposits	657,999	4,035	2.45%	606,053	4,789	3.16%
Brokered deposits	85,254	556	2.61%	68,732	677	3.94%
FHLB borrowings	99,183	856	3.45%	124,081	1,037	3.34%
Repurchase agreements	38,058	202	2.12%	31,487	194	2.46%
Subordinated debentures	10,310	183	7.10%	10,310	102	3.96%

Total interest bearing liabilities	890,804	5,832	2.62%	840,663	6,799	3.24%

Non-interest bearing deposits	66,456			58,403
Other liabilities	4,745			6,163

Stockholders’ equity	82,317			80,006

Total liabilities and stockholders’ equity	$1,044,322			$985,235

Net change in interest earning assets and interest bearing liabilities		7,547	3.03%		6,559	2.64%

Net yield on interest earning assets		3.19%			2.89%

Interest Income. For the three months ended March 31, 2010, the Company’s total interest income was $13.1 million, as compared to $13.2 million for the three months ended March 31, 2009. This decline primarily resulted from lower interest rates available from recent investment purchases and the continued re-pricing of loans to lower yields. The average balance of loans receivable increased $23.9 million, to $642.6 million at March 31, 2010 from $618.7 million at March 31, 2009. For the three month period ended March 31, 2010, the average tax equivalent yield on loans was 6.00%, as compared to 6.25% for the three month period ended March 31, 2009. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 108.04% for the three months ended March 31, 2009 to 106.25% for the three months ended March 31, 2010.

Interest Expense. Interest expense declined approximately $1.0 million for the three months ended March 31, 2010 as compared to the same period in 2009. The decline was attributable to lower market interest rates and the re-pricing of higher costing deposits, offsetting a $50.1 million increase in the average balance of total interest bearing liabilities as compared to March 31, 2009. The average cost of average interest-bearing retail deposits declined from 3.16% at March 31, 2009 to 2.45% at March 31, 2010. Over the same period, the average balance of interest bearing retail deposits increased $51.9 million, from $606.1 million at March 31, 2009 to $658.0 million at March 31, 2010. The average cost of brokered deposits declined from 3.94% at March 31, 2009 to 2.61% at March 31, 2010. Over the same period, the average balance of brokered deposits increased $16.6 million, from $68.7 million at March 31, 2009 to $85.3 million at March 31, 2010.

The average balance of funds borrowed from the FHLB declined $24.9 million, from $124.1 million at March 31, 2009, to $99.2 million at March 31, 2010. The average cost of average borrowed funds from the FHLB increased from 3.34% at March 31, 2009, to 3.45% at March 31, 2010. The average cost of all deposits declined from 2.98% at March 31, 2009, to 2.27% at March 31, 2010. The average balance of repurchase agreements increased from $31.5 million at March 31, 2009, to $38.1 million at March 31, 2010. The average cost of repurchase agreements declined from 2.46% at March 31, 2009, to 2.12% at March 31, 2010. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. The repurchase agreements, totaling $16 million, had a weighted average cost of 4.31% at March 31, 2010.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $611,000 provision for loan loss was required for the three months ended March 31, 2010, compared to a $974,000 provision for loan loss expense for the three months ended March 31, 2009.

Non-Interest Income. There was a $50,000 decline in non-interest income in the three months ended March 31, 2010 as compared to the same period in 2009. For the three-month period ended March 31, 2010, service charge income was $985,000, an increase of $61,000 over the same period in 2009. For the three months ended March 31, 2010, income from financial services was $197,000, compared to $226,000 for the same period in 2009. For the three month period ended March 31, 2010, the Company realized gains on the sale of investments totaling $494,000, as compared to $658,000 for the three months ended March 31, 2009.

Non-Interest Expenses. There was a $424,000 increase in total non-interest expenses in the three months ended March 31, 2010 compared the same period in 2009. For the three months ended March 31, 2010, compensation expense increased to $3.2 million compared to $3.0 million for the three months ended March 31, 2009 largely due to annual pay raises given on January 1, 2010. The Company’s expenses related to FDIC insurance and examination fees increased by approximately $220,000.

Income Taxes. The effective tax rate for the three months ended March 31, 2010 was 28.1%, compared to 30.4% for the same period in 2009.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. The Company is required to seek approval from the Office of Thrift Supervision prior to the declaration of a dividend to common shareholders.

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and cash flow from amortizing investments. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $20 million in cash flow over the remaining nine months of 2010. Additional cash flows from agency securities are highly dependent on market interest rates. However, management anticipates that approximately $12 million in agency securities will be called due to their one time call feature and relatively high coupon rate.

As discussed in Note 10 of Notes to Unaudited Consolidated Condensed Financial Statements section of this report, the Bank may not increase the amount of brokered deposits outstanding without prior written approval from the OTS Regional Director. The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. At March 31, 2010, the Bank’s brokered deposits consist of the following:

Issued	Interest Rate	Balance	Maturity
7/24/2008	4.20%	$5,072,000	7/26/2010
9/22/2009	0.80%	5,666,000	9/22/2010
9/29/2008	4.05%	5,000,000	9/29/2010
10/2/2009	0.70%	4,000,000	10/2/2010
7/15/2008	4.25%	3,009,000	10/15/2010
9/29/2008	4.25%	5,000,000	3/29/2011
10/23/2009	1.65%	2,020,000	10/24/2011
2/16/2010	1.00%	4,000,000	11/16/2011
2/16/2010	1.00%	2,000,000	12/16/2011
9/22/2009	2.00%	5,077,000	3/22/2012
10/16/2009	2.30%	3,011,000	10/16/2012
3/3/2010	1.75%	2,032,000	3/4/2013
1/22/2010	2.20%	3,092,000	7/22/2013
3/2/2010	2.00%	3,204,000	9/2/2013
10/26/2009	2.00%	5,215,000	10/28/2013
7/1/2009	2.75%	9,802,000	7/1/2014
8/11/2009	3.00%	5,095,000	8/11/2014
9/22/2009	2.00%	7,003,000	9/22/2014
3/9/2010	2.00%	5,078,000	3/9/2015

Total		$84,376,000

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2010, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2010:

	Company		Bank
	Amount	Percent	Amount	Bank
	(Dollars in Thousands)

Tangible Capital	$87,275	8.34%	$83,521	8.02%

Core Capital	$87,275	8.34%	$83,521	8.02%

Risk Based Capital	$94,179	13.73%	$90,425	13.25%

At March 31, 2010, the Bank had outstanding commitments to originate loans totaling $2.8 million and undisbursed commitments on loans outstanding of $50.4 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits, which are scheduled to mature in one year or less from March 31, 2010, totaled $276.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2010, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement.

At March 31, 2010, the Bank has outstanding borrowings of $97.5 million from the FHLB with maturities ranging from overnight borrowing to nine years. In the next twelve months, the Bank has $23 million of FHLB borrowings that will mature with a weighted average rate of 3.12%. A schedule of FHLB borrowings at March 31, 2010 is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)

$8,000	1.05%	08/20/10	Variable rate
5,000	2.14%	12/10/10
10,000	5.26%	02/14/11
5,000	2.56%	12/09/11
5,000	1.82%	12/21/12
4,236	3.30%	06/01/13	Monthly Principal Payments
5,000	2.32%	12/30/13
1,398	3.19%	04/01/14	Monthly Principal Payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/27/17	Quarterly callable
10,000	4.26%	08/17/17
17,828	3.13%	01/01/19	Monthly Principal Payments

$97,462	3.43%	4.8 years

At March 31, 2010, the Bank had $28.0 million in additional borrowing capacity with the FHLB which includes an overnight line of credit.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

At March 31, 2010, the Company has the following off-balance sheet commitments:

(Dollars in Thousands)

Standby letters of credit	$1,745
Unused home equity lines of credit	$30,860
Unused commercial lines of credit	$12,667

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

Effect of New Accounting Standards

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and did not have any impact on the Company’s consolidated financial position or results of operations.

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

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC 825-10-65-1, Financial Instruments. ASC 825-10-65-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

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

In December 2009, the FASB issued FASB ASC 810, Consolidations. This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which was subsequently incorporated into FASB ASC topic 855, Subsequent Events. ASC topic 855 provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. ASC topic 855 is effective for interim or annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the consolidated financial statements of the Company.

ASC Topic 815, Derivatives and Hedging, amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In June 2009, the Company adopted the provisions of ASC Topic 855, Subsequent Events. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2010, through May 10, 2010, the date management issued these financial statements. During this period there were no material recognizable subsequent events that required recognition in our disclosures to the March 31, 2010 financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company monitors whether material changes in market risk have occurred since year-end. The Company’s income and the value of its assets are strongly influenced by changes in interest rates. The Company does not believe that material changes in the Company’s interest rate risk profile have occurred during the three months ended March 31, 2010. The Company’s model assumes an immediate change of interest rates, considered a severe test of interest rate sensitivity.

In general, a 1% increase in interest rates will result in a $20,000 increase in net interest income due to numerous loans priced at prime without floors. A 2% increase in interest rates will result in a $700,000 increase in net interest income as market interest rates would exceed the majority of interest rate floors.

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2010 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2010.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2010 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

No material pending proceedings

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2009.

Regulatory Matters

As discussed in the subsequent events section of this report, which is incorporated by reference, on April 30, 2010, the Company and the Bank each entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (OTS). This informal agreement places additional reporting and operational requirements on the Company and Bank. The Bank is required to reduce the level of commercial real estate loans to Total Risk Based Capital. This requirement may result in lower levels of commercial real estate loans, reducing the Bank’s ability to continue to pursue its current strategy to grow its loan portfolio and net interest income.

There can be no assurance of whether or when the Company may pay dividends in the future. Cash available to pay dividend to our shareholders is derived primarily, if not entirely, from dividends paid to us from the Bank. The ability of the Bank to pay dividends to us, as well as our ability to pay dividends to our shareholders, is limited by regulatory and legal restrictions and the need to maintain sufficient capital at the Bank. The MOU with the OTS restricts us from declaring or paying any dividends or other capital distributions to common shareholders without prior OTS approval. This dividend restriction does not apply to cash dividends on currently outstanding shares on Series A Preferred Stock issued to and held by the United States Department of the Treasury and obligations in connection with currently outstanding trust preferred securities, provided that such dividend payment or distribution of capital does not cause the Bank’s capital levels to fall below a Tier 1 core capital ratio of 8.00% and a total risk based capital of 12.00%. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We are restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities or Series A Preferred Stock.

Weather Related Event

On May 1st and 2nd of 2010, record rainfall caused significant flooding in Tennessee, Kentucky and Mississippi. In the Company’s market, the Tennessee counties of Davidson, Cheatham, Houston and Montgomery have been declared federal disaster areas. While none of the Company’s offices suffered damages as a result of the storm, water damages in these communities has been widespread and occurred well outside of the areas’ 100 year floodplain. At the time of this filing, many homes and businesses remain underwater. Therefore, the Company cannot ascertain the level of damages suffered by customers in the affected communities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Remove and Rescinded

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 14, 2010	/S/ JOHN E. PECK
John E. Peck
President and Chief Executive Officer

Date: May 14, 2010	/S/ BILLY C. DUVALL
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer