Form 10-Q
period 2010-06-30
HOPFED BANCORP INC
filed 2010-08-12
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of August 7, 2010, the Registrant had outstanding 7,191,515 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Cash and due from banks	$49,684	37,938
Interest-earning deposits in Federal Home Loan Bank	6,003	3,173

Cash and cash equivalents	55,687	41,111
Federal Home Loan Bank stock, at cost	4,378	4,281
Securities available for sale	368,868	289,691
Loans receivable, net of allowance for loan losses of $8,571 at June 30, 2010 and $8,851 at December 31, 2009	627,857	642,355
Accrued interest receivable	6,026	5,777
Real estate and other assets owned	2,491	1,883
Bank owned life insurance	8,653	8,475
Premises and equipment, net	24,935	25,328
Deferred tax assets	726	2,458
Intangible asset	973	1,168
Other assets	5,837	7,349

Total assets	$1,106,431	1,029,876

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts:	$69,788	68,531
Interest-bearing accounts:
NOW accounts	138,956	105,821
Savings and money market accounts	62,425	60,409
Other time deposits	573,176	559,383

Total deposits	844,345	794,144
Advances from Federal Home Loan Bank	88,617	102,465
Repurchase agreements	41,061	36,060
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	506	236
Dividends payable	845	454
Accrued expenses and other liabilities	6,941	6,258

Total liabilities	992,625	949,927

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at June 30, 2010 and December 31, 2009	$—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,344,421 issued and 6,941,505 outstanding at June 30, 2010; authorized 7,500,000 shares 4,110,175 issued and 3,594,620 outstanding at December 31, 2009	73	41
Common stock warrants (243,816 issued and outstanding)	556	556
Additional paid-in-capital	71,364	44,455
Retained earnings-substantially restricted	40,395	38,244
Treasury stock (at cost, 402,916 shares at June 30, 2010 and 515,555 shares at December 31, 2009)	(5,076)	(6,495)
Accumulated other comprehensive income, net of taxes	6,494	3,148

Total stockholders’ equity	113,806	79,949

Total liabilities and stockholders’ equity	$1,106,431	1,029,876

The balance sheet at December 31, 2009 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans receivable	$10,010	9,712	19,631	19,340
Investment in securities, taxable	3,035	3,205	5,957	6,491
Nontaxable securities available for sale	611	390	1,174	662
Interest-earning deposits	—	—	—	8

Total interest and dividend income	13,656	13,307	26,762	26,501

Interest expense:
Deposits	4,501	5,334	9,092	10,800
Advances from Federal Home Loan Bank	826	1,039	1,682	2,076
Repurchase agreements	204	196	406	390
Subordinated debentures	181	176	364	278

Total interest expense	5,712	6,745	11,544	13,544

Net interest income	7,944	6,562	15,218	12,957
Provision for loan losses	858	962	1,469	1,936

Net interest income after provision for loan losses	7,086	5,600	13,749	11,021

Non-interest income:
Service charges	1,036	1,098	2,021	2,022
Merchant card income	179	157	339	297
Gain on sale of loans	103	51	187	120
Gain on sale of securities	232	809	726	1,467
Income from bank owned life insurance	89	74	178	147
Financial services commission	286	250	483	476
Gain on sale of other real estate owned	268	—	293	—
Other operating income	263	302	538	571

Total non-interest income	2,456	2,741	4,765	5,100

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2010	2009	2010	2009

Non-interest expenses:
Salaries and benefits	$3,207	3,172	6,437	6,218
Occupancy expense	767	750	1,556	1,498
Data processing expense	707	639	1,396	1,270
State deposit tax	160	155	317	311
Intangible amortization expense	98	203	195	407
Professional services expense	345	223	597	535
Deposit insurance and examination expense	407	722	788	885
Advertising expense	271	320	512	643
Postage and communications expense	147	164	282	323
Supplies expense	99	91	192	171
Real estate owned expenses	87	61	182	85
Other operating expenses	292	281	519	397

Total non-interest expense	6,587	6,781	12,973	12,743

Income before income tax expense	2,955	1,560	5,541	3,378
Income tax expense	884	449	1,610	1,001

Net income	2,071	1,111	3,931	2,377

Less:
Dividend on preferred shares	229	229	456	456
Accretion dividend on preferred shares	28	28	55	55

Net income available to common stockholders	$1,814	854	3,420	1,866

Net income available to common stockholders
Per share, basic	$0.46	0.24	0.91	0.52

Per share, diluted	$0.46	0.24	0.91	0.52

Dividend per share	$0.12	0.12	0.24	0.24

Weighted average shares outstanding - basic	3,937,542	3,568,814	3,757,614	3,568,257

Weighted average shares outstanding - diluted	3,939,369	3,568,814	3,757,614	3,568,257

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Months Periods Ended June 30,
	2010	2009	2010	2009

Net income	$2,071	1,111	3,931	2,377
Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities available for sale, net of tax effect of ($1,489) and $365 for the three months ended June 30, 2010 and June 30, 2009, respectively; and ($2,144) and ($478) for the six months ended June 30, 2010 and June 30, 2009, respectively.	2,890	(708)	4,163	931

Unrealized gain (loss) on derivatives, net of tax effect of $124 and ($162) for the three month periods ending June 30, 2010 and June 30, 2009, respectively; and $174 and ($185) for the six month periods ended June 30, 2010 and June 30, 2009, respectively.	(241)	315	(338)	359

Reclassification adjustment for gains included in net income, net of tax effect of $79 and $275 for the three month periods ended June 30, 2010 and June 30, 2009, respectively; and $247 and $499 for the six month periods ended June 30, 2010 and June 30, 2009, respectively.	(153)	(534)	(479)	(968)

Comprehensive income	$4,567	184	7,277	2,699

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2010

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares			Common	Additional			Accumulated Other	Total
	Common	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive	Stockholders
	Stock	Stock	Stock	Warrants	Surplus	Earnings	Stock	Income	Equity
Balance at December 31, 2009	3,594,620	18,400	$41	556	44,455	38,244	(6,495)	3,148	79,949

Restricted Stock Awards	9,751	—	—	—	—	—	—	—	—

Exercise of stock options, net	3,800	—	—	—	—	—	—	—	—

Common stock issuance at $9.00 / share, (includes issuance of 112,639 shares of treasury stock with an average cost of $12.60 per share)	3,333,334	—	32	—	26,782	—	1,419	—	28,233

Consolidated net income	—	—	—	—	—	3,931	—	—	3,931

Compensation expense, restricted stock	—	—	—	—	72	—	—	—	72

Net change in unrealized gain on securities available for sale, net of income taxes of ($1,897)	—	—	—	—	—	—	—	3,684	3,684

Net change in unrealized (loss) on derivatives, net of income taxes of $174	—	—	—	—	—	—	—	(338)	(338)

Dividend to Preferred Stockholder	—	—	—	—	—	(460)	—	—	(460)

Accretion of Preferred Stock Discount	—	—	—	—	55	(55)	—	—	—

Dividend to Common Stockholders	—	—	—	—	—	(1,265)	—	—	(1,265)

Balance June 30, 2010	6,941,505	18,400	$73	556	71,364	40,395	(5,076)	6,494	113,806

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Period Ended June 30,
	2010	2009

Cash flows from operating activities:
Net cash provided by operating activities	$7,210	4,596

Cash flows from investing activities
Proceeds from calls and maturities of securities held to maturity	—	41
Proceeds from sales, calls and maturities of securities available for sale	71,022	83,613
Purchase of securities available for sale	(144,254)	(125,446)
Net (increase) decrease in loans	10,036	(11,228)
Purchase of Federal Home Loan Bank stock	(97)	(231)
Proceeds from sale of foreclosed assets	2,525	259
Purchase of premises and equipment	(389)	(211)

Net cash used in investing activities	(61,157)	(53,203)

Cash flows from financing activities:
Net decrease in demand deposits	36,408	6,304
Net increase in time deposits	13,793	24,238
Increase (decrease) in advances from borrowers for taxes and insurance	270	164
Advances from Federal Home Loan Bank	5,000	42,395
Repayment of advances from Federal Home Loan Bank	(18,848)	(43,266)
Net increase in repurchase agreements	5,001	2,758
Sale of common stock	26,814	—
Sale of treasury stock	1,419	—
Dividend paid on preferred stock	(460)	(391)
Dividends paid on common stock	(874)	(861)

Net cash provided by financing activities	68,523	31,341

Increase (decrease) in cash and cash equivalents	14,576	(17,266)
Cash and cash equivalents, beginning of period	41,111	37,075

Cash and cash equivalents, end of period	$55,687	19,809

Supplemental disclosures of Cash Flow Information:
Interest paid	6,143	7,214

Income taxes paid	2,145	1,400

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	1,936	891

Foreclosures and in substance foreclosures of loans during period	2,993	395

Net unrealized gains (loss) on investment securities classified as available for sale	5,581	(56)

Increase (decrease) in deferred tax asset related to unrealized gains on investments	(1,897)	19

Dividends declared and payable	845	430

Issue of unearned restricted stock	92	10

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (“Fall & Fall”) of Fulton, Kentucky. Fall & Fall sells life and casualty insurance to both individuals and businesses. The majority of Fall & Fall’s customer base is within the geographic footprint of the Bank.

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee and Pleasant View, Tennessee. Heritage Solutions’ agents travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and six-month periods ended June 30, 2010, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2010.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and six-month periods ended June 30, 2010 and June 30, 2009. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Periods Ended
	June 30, 2010	June 30, 2009

Basic IPS:
Net income available to common stockholders	$1,814,000	854,000
Average common shares outstanding	3,937,542	3,568,814

Net income per share available to common stockholders, basic	$0.46	0.24

Diluted IPS
Net income available to common stockholders	$1,814,000	854,000
Average common shares outstanding	3,937,542	3,568,814
Dilutive effect of stock warrants (See note 7)	1,827	—

Average diluted shares outstanding	3,939,369	3,568,814

Net income per share available to common stockholders, diluted	$0.46	0.24

	Six Month Periods Ended
	June 30, 2010	June 30, 2009

Basic IPS:
Net income available to common stockholders	$3,420,000	1,866,000
Average common shares outstanding	3,757,614	3,568,257

Net income per share available to common stockholders, basic	$0.91	0.52

Diluted IPS
Net income available to common stockholders	$3,420,000	1,866,000
Average common shares outstanding	3,757,614	3,568,257
Dilutive effect of stock warrants	—	—

Average diluted shares outstanding	3,757,614	3,568,257

Net income per share available to common stockholders, diluted	$0.91	0.52

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of approximately $35,990 and $71,990 for the three and six month periods ended June 30, 2010, respectively. The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $39,000 and $78,000 for the three and six month periods ended June 30, 2009, respectively. The Company issued 9,314 and 9,751 shares of restricted stock during the three and six month periods ended June 30, 2010, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at June 30, 2010:

Future Expense
Year Ending December 31,
2010	$62,190
2011	104,399
2012	66,222
2013	33,433
2014	10,178

Total	$276,422

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

At June 30, 2010, the Company has 24 securities with unrealized losses. The carrying amount of securities available for sale and their estimated fair values at June 30, 2010 are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,378	—	—	4,378

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$148,310	4,795	(183)	152,922
Taxable municipal bonds	8,472	158	(56)	8,574
Tax free municipal bonds	63,442	1,812	(42)	65,212
Trust preferred securities	2,000	—	(684)	1,316
Mortgage-backed securities:
GNMA	25,081	1,357	—	26,438
FNMA	50,146	2,084	—	52,230
FHLMC	23,622	650	(4)	24,268
NON-AGENCY CMOs	9,200	98	(291)	9,007
AGENCY CMOs	27,601	1,302	(2)	28,901

	$357,874	12,256	(1,262)	368,868

The carrying amount of securities available for sale and their estimated fair values at December 31, 2009 are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Dollars in Thousands)
Restricted:
FHLB stock	$4,281	—	—	4,281

Unrestricted:
U.S. government and agency securities:	$115,852	3,618	(495)	118,975
Tax free municipal bonds	49,896	1,354	(96)	51,154
Taxable municipal bonds	2,815	5	(66)	2,754
Trust preferred securities	2,000	—	(574)	1,426
Mortgage-backed securities:
GNMA	27,919	679	(89)	28,509
FNMA	39,313	977	(51)	40,239
FHLMC	11,432	354	—	11,786
NON-AGENCY CMOs	17,056	161	(917)	16,300
AGENCY CMOs	17,997	557	(6)	18,548

	$284,280	7,705	(2,294)	289,691

The scheduled maturities of debt securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

June 30, 2010	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due within one year	$131	131
Due in one to five years	4,361	4,415
Due in five to ten years	29,370	29,998
Due after ten years	115,431	118,001

	149,293	152,545
Amortizing agency bonds	72,931	75,479
Mortgage-backed securities	135,650	140,844

Total unrestricted securities available for sale	$357,874	368,868

December 31, 2009	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due within one year	$—	—
Due in one to five years	2,827	2,850
Due in five to ten years	19,595	19,695
Due after ten years	86,639	87,350

	109,061	109,895
Amortizing agency bonds	61,502	64,414
Mortgage-backed securities	113,717	115,382

Total unrestricted securities available for sale	$284,280	289,691

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2010 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)

Available for sale
U.S. government and agency securities:
Agency debt securities	$14,228	(183)	—	—	14,228	(183)
Taxable municipals	2,024	(56)	—	—	2,024	(56)
Tax free municipals	3,656	(35)	650	(7)	4,306	(42)
Trust preferred securities	—	—	1,316	(684)	1,316	(684)
Mortgage-backed securities:
GNMA	—	—	—	—	—	—
FNMA	—	—	—	—	—	—
FHLMC	1,321	(4)	—	—	1,321	(4)
NON-AGENCY CMOs	—	—	3,879	(291)	3,879	(291)
AGENCY CMOs	1,677	(2)	—	—	1,677	(2)

Total Available for Sale	$22,906	(280)	5,845	(982)	28,751	(1,262)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2009 are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)

Available for sale
U.S. government and agency securities:
Agency debt securities	$21,557	(493)	625	(2)	22,182	(495)
Taxable municipal bonds	1,654	(66)	—	—	1,654	(66)
Tax free municipal bonds	5,675	(58)	3,091	(38)	8,766	(96)
Trust preferred securities	—	—	1,426	(574)	1,426	(574)
Mortgage-backed securities:
GNMA	9,382	(89)	—	—	9,382	(89)
FNMA	8,650	(45)	776	(6)	9,426	(51)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	8,852	(304)	3,219	(613)	12,071	(917)
AGENCY CMOs	2,004	(6)	—	—	2,004	(6)

Total Available for Sale	$57,774	(1,061)	9,137	(1,233)	66,911	(2,294)

At June 30, 2010, securities with a book value of approximately $106.2 million and a market value of approximately $106.9 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $14.6 million and a market value of $15.7 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $31.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At June 30, 2010, securities with a book and market value of approximately $25.1 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $16.9 million and a market value of $17.4 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At June 30, 2010	At December 31, 2009

Asset - investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity - trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Income Statements	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2010	2009	2010	2009

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$86	$110	$172	$218

Net income	$86	$110	$172	$218

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2009	$10,000	310	—	10,310
Net income	—	—	172	172
Dividends:
Trust preferred securities	—	—	(167)	(167)
Common paid to HopFed Bancorp, Inc.	—	—	(5)	(5)

Ending balances, June 30, 2010	$10,000	310	—	10,310

(6)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2010 Description	Total carrying value in the consolidated condensed Statement of Financial Position at June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$368,868	—	367,552	1,316
Bank owned life insurance	8,653	—	8,653	—

Liabilities
Interest rate swap	1,155	—	1,155	—

December 31, 2009 Description	Total carrying value in the consolidated condensed Statement of Financial Position at December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$289,691	—	288,265	1,426
Bank owned life insurance	8,475	—	8,475	—

Liabilities
Interest rate swap	643	—	643	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

June 30, 2010 Description	Total carrying value in the consolidated condensed Statement of Financial Position at June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$2,476	—	—	2,476
Other assets owned	15	—	—	15
Impaired loans, net of reserve of $2,417	33,714	—	—	33,714

December 31, 2009 Description	Total carrying value in the consolidated condensed Statement of Financial Position at December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$1,868	—	—	1,868
Other assets owned	15	—	—	15
Impaired loans, net of reserve of $2,512	33,022	—	—	33,022

The table below includes a roll-forward of the balance sheet items for the six-month periods ended June 30, 2010 and June 30, 2009, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2010		2009
Six month period ended June 30, (In thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1,	$1,426	—	1,623	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at June 30,	(110)	—	—	—
Purchases, isssuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, June 30,	$1,316	—	1,623	—

The estimated fair values of financial instruments were as follows at June 30, 2010:

	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$49,684	49,684
Interest-earning deposits in Federal Home Loan Bank	6,003	6,003
Securities available for sale	368,868	368,868
Federal Home Loan Bank stock	4,378	4,378
Loans receivable	627,857	652,975
Accrued interest receivable	6,026	6,026
Bank owned life insurance	8,653	8,653
Financial liabilities:
Deposits	844,345	853,330
Advances from borrowers for taxes and insurance	506	506
Advances from Federal Home Loan Bank	88,617	93,257
Repurchase agreements	41,061	43,652
Subordinated debentures	10,310	10,067
Market value of interest rate swap	1,155	1,155
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

The estimated fair values of financial instruments were as follows at December 31, 2009:

	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$37,938	37,938
Interest-earning deposits in Federal Home Loan Bank	3,173	3,173
Securities available for sale	289,691	289,691
Federal Home Loan Bank stock	4,281	4,281
Loans receivable	642,355	655,105
Accrued interest receivable	5,777	5,777
Bank owned life insurance	8,475	8,475
Financial liabilities:
Deposits	794,144	806,816
Advances from borrowers for taxes and insurance	236	236
Advances from Federal Home Loan Bank	102,465	105,763
Repurchase agreements	36,060	38,902
Subordinated debentures	10,310	10,091
Market value of interest rate swap	643	643
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

(7)	ISSUANCE OF PREFERRED SHARES

On December 12, 2008, HopFed Bancorp issued and sold 18,400 shares of preferred stock to the United States Treasury (“Treasury”) for $18,400,000 pursuant to the Capital Purchase Program. The Company also issued 243,816 common stock warrants to the Treasury as a condition to its participation in the Capital Purchase Program. The warrants have an exercise price of $11.32 each and are immediately exercisable. The warrants expire in ten years from the date of issuance. The preferred stock has no stated maturity and is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per year for the first five years and 9% thereafter.

For the three month period ended June 30, 2010, the 243,816 common stock warrants outstanding result in a dilution of 1,827 shares. This dilution was based on the average closing price of HopFed Bancorp, Inc. common stock during the quarter of $11.45. The limited amount of share dilution had no effect on the Company’s diluted earnings per share calculation.

(8)	STOCK OPTIONS

At June 30, 2010, all stock options outstanding were issued under the Hopfed Bancorp, Inc. 1999 Stock Option Plan. At June 30, 2010, the Company can no longer issue options under this plan. The remaining 80,000 options are fully vested and outstanding until their maturity date. At June 30, 2010, the strike price of all options

The following is a summary of stock options outstanding at June 30, 2010:

Exercise Price	Average Remaining Life (Years)	Outstanding Options	Options Exercisable
$12.33	2.2	10,000	—
12.33	0.9	50,000	—
17.34	3.9	20,000	—

$13.58	1.8	80,000	—

On February 26, 2010, a total 30,000 fully vested stock options under the 2000 Stock Option Plan were exercised at a price of $11.45 per share by CEO John Peck. Mr. Peck chose to complete a cashless exercise, receiving 3,800 shares of the Company’s common stock in exchange for his options.

(9)	DERIVATIVE INSTRUMENTS

Under guidelines of FASB ASC 815, Derivative and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the consolidated statement of financial position. ASC 815 provides special hedge accounting provisions, which permit the change in fair value of the hedge item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

A derivative instrument designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under ASC 815. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the consolidated statement of financial position with corresponding offsets recorded in the consolidated statement of financial position.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the six-month period ended June 30, 2010 or the year ended December 31, 2009.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At December 31, 2009 and June 30, 2010, the cost of the Bank to terminate the cash flow hedge was approximately $643,000 and $1,155,000, respectively.

(10)	REGULATORY AGREEMENT

On April 30, 2010, the Company and its wholly owned subsidiary, Heritage Bank, each entered into an informal Memorandum of Understanding (MOU) with its primary regulator, the Office of Thrift Supervision (“OTS”). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or receipt of a cash dividend from its Bank subsidiary. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 8.00% and a Total Risk Based Capital Ratio of 12.00%. At June 30, 2010, the Bank’s Tier 1 Ratio was 8.91% and its Total Risk Based Capital was 15.03%.

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

(11)	PUBLIC OFFERING OF COMMON STOCK

On June 16, 2010, the Company entered into an underwriting agreement with Howe Barnes Hoefer & Arnett as sole underwriter for the sale of 3,333,334 shares of its common stock, par value $0.01 per share in a public offering. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an option to purchase up to 500,000 additional shares of common stock. The public offering price was $9.00 per share. The net proceeds of the public offering, after underwriting discounts and commissions, were approximately $28.2 million. The public offering closed on June 23, 2010.

(12)	SUBSEQUENT EVENTS

On July 16, 2010, Howe Barnes Hoefer & Arnett elected to exercise its over-allotment option and purchased an additional 250,000 shares of the Company’s common stock. The Company received net proceeds of approximately $2,137,500 from the sale of the additional 250,000 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2010, and December 31, 2009, and for the three and six-month periods ended June 30, 2010, and June 30, 2009, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2009 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased from $1.03 billion at December 31, 2009 to $1.11 billion at June 30, 2010. Securities available for sale increased from $289.7 million at December 31, 2009 to $368.9 million at June 30, 2010. At June 30, 2010 and December 31, 2009, securities classified as “available for sale” had an amortized book value of $357.9 million and $284.3 million, respectively.

On June 23, 2010, the Company completed an underwriter public offering of 3,333,334 shares of common stock. Net proceeds to the Company were approximately $28.2 million. See Note 11 of Notes to Unaudited Consolidated Financial Statements.

The Company did not have any federal funds sold at June 30, 2010 and December 31, 2009. The Company has chosen to maintain additional cash balances in non-interest bearing demand deposit accounts due to both the very low earnings rate on overnight funds as well as the unlimited FDIC coverage available on non-interest demand deposit accounts. The Company’s holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost was $4.3 million at December 31, 2009 and $4.4 million at June 30, 2010. Total FHLB borrowings declined $13.9 million, from $102.5 million at December 31, 2009 to $88.6 million at June 30, 2010. Total repurchase balances increased from $36.1 million at December 31, 2009 to $41.1 million at June 30, 2010.

Loan portfolio growth was negative during the six month period ended June 30, 2010. Net loans totaled $627.9 million and $642.4 million at June 30, 2010 and December 31, 2009, respectively. Loan demand is weak for consumer, agricultural and commercial loan products.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	6/30/2010		12/31/2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$183,035	28.8%	$195,665	30.0%
Second mortgages (closed end)	7,489	1.2%	7,616	1.2%
Home equity lines of credit	40,508	6.4%	37,542	5.8%
Multi-family	48,352	7.6%	46,325	7.1%
Construction	28,619	4.5%	33,216	5.1%
Commercial real estate	257,341	40.5%	254,067	39.0%

Total mortgage loans	565,344	89.0%	574,431	88.2%

Loans secured by deposits	4,173	0.6%	4,075	0.6%
Other consumer loans	17,541	2.7%	17,908	2.8%
Commercial loans	49,101	7.7%	54,531	8.4%

Total loans, gross	636,159	100.0%	650,945	100.0%

Deferred loan cost, net of income	269		261

Less allowance for loan losses	(8,571)		(8,851)

Total loans	$627,857		$642,355

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s commercial real estate loan portfolio. At June 30, 2010 and December 31, 2009, the Bank’s commercial real estate portfolio was made up of the following loan types:

Commercial Real Estate

	06/30/10 Balance	12/31/09 Balance
	(Dollars in Thousands)
Land & development	$61,627	64,519
Construction	5,046	8,406
Manufacturing	4,467	3,884
Professional, Technical	2,667	3,495
Retail Trade	13,341	14,902
Other Services	19,973	18,461
Finance & Insurance	156	196
Agricultural, Forestry, Fishing & Hunting	37,745	34,007
Real Estate and Rental and Leasing	48,102	42,662
Wholesale Trade	11,319	8,805
Arts, Entertainment & Recreation	5,961	6,368
Accomodations / Food Service	26,979	23,442
Healthcare and Social Assistance	11,109	11,149
Educational Services	41	453
Transportation & Warehousing	1,783	1,825
Information	3,211	3,379
Public Administration	29	30
Non-industry	316	4,145
Admin Support / Waste Mgmt	3,469	3,939

Total	$257,341	254,067

The allowance for loan losses totaled $8.6 million at June 30, 2010, $8.9 million at December 31, 2009 and $7.4 million at June 30, 2009. The ratio of the allowance for loan losses to total loans was 1.35% at June 30, 2010, 1.36% at December 31, 2009 and 1.15% at June 30, 2009. The following table indicates the type and level of non-performing loans at the periods indicated below:

	6/30/2010	12/31/2009	6/30/2009
	(Dollars in Thousands)
One-to-four family first mortgages	$987	1,399	908
Home equity lines of credit	50	—	10
Multi-family	8,284	4,851	994
Construction	535	572	296
Land	585	3,503	5,152
Non-residential real estate	997	490	632
Consumer loans	2	27	8
Commercial loans	215	367	151

Total non-performing loans	11,655	11,209	8,151

Non-performing loans to total loans ratio	1.83%	1.72%	1.26%

The Company’s other real estate and other assets owned balances at June 30, 2010, and June 30, 2009, represent properties and personal collateral acquired by the Bank through customer loan defaults. The property is recorded at the lower of cost or fair value less estimated cost of to sell at the date acquired with any loss recognized as a charge off through the allowance for loan loss account. Additional other real estate owned and other asset losses may be determined on individual properties at specific intervals or at the time of disposal. Additional losses are recognized as a non-interest expense. At June 30, 2010, December 31, 2009 and June 30, 2009, the Bank had other assets owned and other real estate owned as follows:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in Thousands)

One-to-four family	$589	438	155
Multi-family	575	425	425
Construction	367	468	—
Land	645	225	97
Non-residential real estate	300	312	249
Consumer assets owned by bank	15	15	4

Total other real estate and assets owned	$2,491	1,883	930

Total non-performing assets	$14,146	13,092	9,081

Non-performing asset / Total assets	1.28%	1.27%	0.91%

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

The Company’s annualized net charge off ratios for the six-month periods ended June 30, 2010, June 30, 2009 and the year ended December 31, 2009 were 0.54%, 0.21% and 0.23%, respectively. The ratios of allowance for loan losses to non-performing loans at June 30, 2010, June 30, 2009 and December 31, 2009 were 73.5%, 91.1% and 79.0%, respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the three-month periods ended:

	Six Months Ended		Year Ended 12/31/09
	06/30/10	06/30/09
	(Dollars in Thousands)
Beginning balance, allowance for loan loss	$8,851	6,133	6,133
Loans charged off:
Commercial loans	(1,541)	(291)	(412)
Consumer loans and overdrafts	(214)	(310)	(661)
Residential loans	(181)	(290)	(764)

Total charge offs	(1,936)	(891)	(1,837)

Recoveries
Commercial loans	63	34	44
Consumer loans and overdrafts	115	156	251
Residential loans	9	59	61

Total recoveries	187	249	356

Net charge offs	(1,749)	(642)	(1,481)

Provision for loan loss	1,469	1,936	4,199

Ending balance	$8,571	7,427	8,851

Ratio of net charge offs to average outstanding loans during the period	0.54%	0.21%	0.23%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At June 30, 2010, December 31, 2009 and June 30, 2009 the Company’s impaired loans totaled $36.1 million, $35.5 million and $24.9 million, respectively. At June 30, 2010, December 31, 2009, and June 30, 2009, the Company’s reserve for impaired loans totaled $2.4 million, $2.5 million and $1.3 million, respectively.

A summary of the Company’s impaired loans and their respective reserve at June 30, 2010 and December 31, 2009 is summarized below (in thousands):

June 30, 2010	Substandard	Doubtful	Total	Specific Loss Reserve

One-to-four family first mortgages	$2,357	706	3,063	81
Home equity lines of credit	190	161	351	36
Multi-family	8,285	—	8,285	1,544
Construction	2,268	—	2,268	168
Land	9,730	—	9,730	15
Non-residential real estate	10,380	208	10,588	305
Consumer loans	33	—	33	—
Commercial loans	1,773	40	1,813	268

Total at June 30, 2010	$35,016	1,115	36,131	2,417

December 31, 2009	Substandard	Doubtful	Total	Specific Loss Reserve

One-to-four family first mortgages	$3,825	37	3,862	365
Home equity lines of credit	165	—	165	—
Multi-family	10,038	39	10,077	1004
Construction	1,850	—	1,850	217
Land	6,067	24	6,091	178
Non-residential real estate	7,837	75	7,912	323
Consumer loans	78	—	78	23
Commercial loans	5,119	380	5,499	402

Total at December 31, 2009	$34,979	555	35,534	2,512

At June 30, 2010, deposits increased to $844.3 million from $794.1 million at December 31, 2009. The average cost of all deposits during the three-month periods ended June 30, 2010 and June 30, 2009 and the twelve month period ended December 31, 2009 was 2.14%, 2.85% and 2.74%, respectively. The average cost of all deposits during the six-month periods ended June 30, 2010 and June 30, 2009, was 2.20%, 2.92%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Net Income. Net income available to common shareholders for the six months ended June 30, 2010 was $3,420,000, compared to net income available to common shareholders of $1,866,000 for the six months ended June 30, 2009. The increase in the Company’s net income available for common shareholders for the six month period ended June 30, 2010 was largely the result of both the growth in interest bearing assets and an improved net interest margin.

Net Interest Income. Net interest income for the six month period ended June 30, 2010 was $15.2 million, compared to $13.0 million for the six month period ended June 30, 2009. The increase in net interest income for the six months ended June 30, 2010 as compared to June 30, 2009 was largely due to a $28.6 million increase in the average balance of available for sale tax exempt securities. For the six-month period ended June 30, 2010, income on tax exempt securities increased to $1.2 million, from $662,000 for the six month period ended June 30, 2009.

For the six month period ended June 30, 2010, the Company’s interest income from loans receivable increased by $291,000, to $19.6 million, as compared to the six month period ended June 30, 2009. For the six months ended June 30, 2010, the tax equivalent yield on total interest earning assets declined to 5.67% from 5.88% for the six-month period ended June 30, 2009. The decline in net yields is the result of the continued low interest rate environment in which the Company currently operates.

For the six month periods ended June 30, 2010 and June 30, 2009, the Company’s cost of interest bearing liabilities was 2.56% and 3.20%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates as well as an increase in FHLB advances that were made at favorable rates.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six month periods ended June 30, 2010 and June 30, 2009. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $540 for June 30, 2010, and $297 for June 30, 2009, for a tax equivalent rate using a cost of funds rate of 2.50% for June 30, 2010 and 3.00% for June 30, 2009. The table adjusts tax-free loan income by $32 for June 30, 2010 and $27 for June 30, 2009, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2010	Income and Expense 6/30/2010	Average Rates 6/30/2010	Average Balance 6/30/2009	Income and Expense 6/30/2009	Average Rates 6/30/2009
	(Dollars in Thousands)
Loans	$641,078	19,663	6.13%	$622,881	19,367	6.22%
Investments AFS taxable	263,182	5,957	4.53%	253,455	6,481	5.11%
Investment AFS tax free	59,064	1,714	5.80%	30,510	959	6.29%
Investment held to maturity	—	—	—	434	10	4.61%
Federal funds	—	—	—	4,935	8	0.32%

Total interest earning assets	963,324	27,334	5.67%	912,215	26,825	5.88%

Other assets	97,330			79,132

Total assets	$1,060,654			$991,347

Interest bearing retail deposits	672,748	8,017	2.38%	613,090	9,511	3.10%
Brokered deposits	84,813	1,075	2.53%	67,506	1,289	3.82%
FHLB borrowings	96,219	1,682	3.50%	123,622	2,076	3.36%
Repurchase agreements	39,208	406	2.07%	31,389	390	2.48%
Subordinated debentures	10,310	364	7.06%	10,310	278	5.39%

Total interest bearing liabilities	903,298	11,544	2.56%	845,917	13,544	3.20%

Non-interest bearing deposits	67,657			60,377
Other liabilities	4,583			4,874

Stockholders’ equity	85,116			80,179

Total liabilities and stockholders’ equity	$1,060,654			$991,347

Net change in interest earning assets and interest bearing liabilities		15,790	3.11%		13,281	2.68%

Net yield on interest earning assets		3.28%			2.91%

Interest Income. For the six months ended June 30, 2010, the Company’s total interest income was $26.8 million, as compared to $26.5 million for the six months ended June 30, 2009. The increase is largely due to a $525,000 decline of non-accrued interest as market interest rates continue to trend lower. In the last twelve months, the Company has become more dependent on income from investments. The average balance of loans receivable increased $18.2 million, to $641.1 million at June 30, 2010 from $622.9 million at June 30, 2009. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 107.84% for the six months ended June 30, 2009 to 106.65% for the six months ended June 30, 2010.

Interest Expense. Interest expense declined approximately $2.0 million for the six months ended June 30, 2010 as compared to the same period in 2009. The decline was attributable to lower market interest rates and the re-pricing of higher costing deposits, offsetting a $57.4 million increase in the average balance of total interest bearing liabilities as compared to June 30, 2009. The average cost of interest-bearing retail deposits declined from 3.10% at June 30, 2009 to 2.38% at June 30, 2010. Over the same period, the average balance of interest bearing retail deposits increased $59.6 million, from $613.1 million at June 30, 2009 to $672.7 million at June 30, 2010. The average cost of brokered deposits declined from 3.82% at June 30, 2009 to 2.53% at June 30, 2010. Over the same period, the average balance of brokered deposits increased $17.3 million, from $67.5 million at June 30, 2009 to $84.8 million at June 30, 2010. The average cost of all deposits declined from 2.92% at June 30, 2009, to 2.20% at June 30, 2010.

The average balance of funds borrowed from the FHLB declined $27.4 million, from $123.6 million at June 30, 2009, to $96.2 million at June 30, 2010. The average cost of borrowed funds from the FHLB increased from 3.36% at June 30, 2009, to 3.50% at June 30, 2010. The Company continues to reduce its FHLB balances. The average balance of repurchase agreements increased from $31.4 million at June 30, 2009, to $39.2 million at June 30, 2010. The average cost of repurchase agreements declined from 2.48% at June 30, 2009, to 2.07% at June 30, 2010. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. The repurchase agreements, totaling $16 million, had a weighted average cost of 4.31% at June 30, 2010.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.5 million in provision for loan loss was required for the six months ended June 30, 2010, compared to a $1.9 million in provision for loan loss expense for the six months ended June 30, 2009.

Non-Interest Income. There was a $335,000 decline in non-interest income in the six months ended June 30, 2010 as compared to the same period in 2009. For the six-month period ended June 30, 2010, income from financial services was $483,000, compared to $476,000 for the same period in 2009. For the six month period ended June 30, 2010, the Company realized gains on the sale of investments totaling $726,000, as compared to $1.5 million for the six month period ended June 30, 2009. For the six month period ended June 30, 2010, the Company realized gains on the sale of real estate owned totaling $293,000. No gains were realized for the six month period ended June 30, 2009.

Non-Interest Expenses. There was a $230,000 increase in total non-interest expenses in the six months ended June 30, 2010 compared the same period in 2009. For the six months ended June 30, 2010, compensation expense increased to $6.4 million compared to $6.2 million for the six months ended June 30, 2009. Other non-interest expenses that increased more than $100,000 for the six months ended June 30, 2010 includes data processing expenses and other operating expenses.

Income Taxes. The effective tax rate for the six months ended June 30, 2010 was 29.1%, compared to 29.6% for the same period in 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net Income. Net income available for common shareholders for the three months ended June 30, 2010 was $1,814,000, compared to net income available to common shareholders of $854,000 for the three months ended June 30, 2009. The increase in the Company’s net income available to common shareholders for the three month period ended June 30, 2010 was largely the result of both the growth in interest bearing assets and an improved net interest margin.

Net Interest Income. Net interest income for the three month period ended June 30, 2010 was $7.9 million, compared to $6.6 million for the three month period ended June 30, 2009. The increase in net interest income for the three months ended June 30, 2010 as compared to June 30, 2009 was largely due to a $1.0 million decline in interest expense. For the three months ended June 30, 2010, the tax equivalent yield on total interest earning assets declined to 5.69% from 5.86% for the three-month period ended June 30, 2009. For the three month period ended June 30, 2010, the $525,000 decline in non-accrual interest added 0.21% to the Company’s net yield on interest earning assets and net margin. For the three month periods ended June 30, 2010 and June 30, 2009, the Company’s cost of interest bearing liabilities was 2.50% and 3.17%, respectively. The lower cost of interest bearing liabilities was the result of a lower short term interest rates and the re-pricing of time deposits.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended June 30, 2010 and June 30, 2009. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $281 for June 30, 2010, and $175 for June 30, 2009, for a tax equivalent rate using a cost of funds rate of 2.50% for June 30, 2010 and 3.00% for June 30, 2009. The table adjusts tax-free loan income by $14 for June 30, 2010 and $8 for June 30, 2009, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2010	Income and Expense 6/30/2010	Average Rates 6/30/2010	Average Balance 6/30/2009	Income and Expense 6/30/2009	Average Rates 6/30/2009
	(Dollars in Thousands)
Loans	$639,548	10,024	6.27%	$627,045	9,720	6.20%
Investments AFS taxable	277,749	3,035	4.37%	256,961	3,200	4.98%
Investment AFS tax free	62,688	892	5.69%	35,625	565	6.35%
Investment Held to maturity	—	—	—	423	5	4.73%
Federal funds	—	—	—	25	—	—

Total interest earning assets	979,985	13,951	5.69%	920,079	13,490	5.86%

Other assets	97,661			79,824

Total assets	$1,077,646			$999,903

Interest bearing retail deposits	687,335	3,982	2.32%	617,712	4,735	3.07%
Brokered deposits	84,376	519	2.46%	68,732	599	3.49%
FHLB borrowings	93,288	826	3.54%	123,168	1,039	3.37%
Repurchase agreements	40,345	204	2.02%	31,292	196	2.51%
Subordinated debentures	10,310	181	7.02%	10,310	176	6.83%

Total interest bearing liabilities	915,654	5,712	2.50%	851,214	6,745	3.17%

Non-interest bearing deposits	68,845			62,329
Other liabilities	6,061			5,168

Stockholders’ equity	87,086			81,192

Total liabilities and stockholders’ equity	$1,077,646			$999,903

Net change in interest earning assets and interest bearing liabilities		8,239	3.19%		6,745	2.69%

Net yield on interest earning assets		3.36%			2.93%

Interest Income. For the three months ended June 30, 2010, the Company’s total interest income was $13.7 million, as compared to $13.3 million for the three months ended June 30, 2009. This small increase primarily resulted from a higher average balance of interest earning assets. The average balance of loans receivable increased $12.5 million, to $639.5 million at June 30, 2010 from $627.0 million at June 30, 2009. For the three month period ended June 30, 2010, the average tax equivalent yield on loans was 6.27%, as compared to 6.20% for the three month period ended June 30, 2009. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 108.09% for the three months ended June 30, 2009 to 107.03% for the three months ended June 30, 2010.

Interest Expense. Interest expense declined approximately $1.0 million for the three months ended June 30, 2010 as compared to the same period in 2009. The decline was attributable to lower market interest rates and the re-pricing of higher costing deposits, offsetting a $64.4 million increase in the average balance of total interest bearing liabilities as compared to June 30, 2009. The average cost of interest-bearing retail deposits declined from 3.07% at June 30, 2009 to 2.32% at June 30, 2010. Over the same period, the average balance of interest bearing retail deposits increased $69.6 million, from $617.7 million at June 30, 2009 to $687.3 million at June 30, 2010. The average cost of brokered deposits declined from 3.49% at June 30, 2009 to 2.46% at June 30, 2010. Over the same period, the average balance of brokered deposits increased $15.7 million, from $68.7 million at June 30, 2009 to $84.4 million at June 30, 2010. The average cost of all deposits declined from 2.85% at June 30, 2009, to 2.14% at June 30, 2010.

The average balance of funds borrowed from the FHLB declined $29.9 million, from $123.2 million at June 30, 2009, to $93.3 million at June 30, 2010. The average cost of borrowed funds from the FHLB increased from 3.37% at June 30, 2009, to 3.54% at June 30, 2010. The average balance of repurchase agreements increased from $31.3 million at June 30, 2009, to $40.3 million at June 30, 2010. The average cost of repurchase agreements declined from 2.51% at June 30, 2009, to 2.02% at June 30, 2010. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. The repurchase agreements, totaling $16 million, had a weighted average cost of 4.31% at June 30, 2010.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $858,000 provision for loan loss was required for the three months ended June 30, 2010, compared to a $962,000 provision for loan loss expense for the three months ended June 30, 2009.

Non-Interest Income. There was a $285,000 decline in non-interest income in the three months ended June 30, 2010 as compared to the same period in 2009. For the three-month period ended June 30, 2010, service charge income was $1,036,000, a decline of $62,000 over the same period in 2009. For the three months ended June 30, 2010, income from financial services was $286,000, compared to $250,000 for the same period in 2009. For the three month period ended June 30, 2010, the Company realized gains on the sale of investments totaling $232,000, as compared to $809,000 for the three months ended June 30, 2009. For the three month period ended June 30, 2010, the Company recognized a $268,000 gain on the sale of other real estate owned.

Non-Interest Expenses. There was a $194,000 decline in total non-interest expenses in the three months ended June 30, 2010 compared to the same period in 2009. For the three months ended June 30, 2010, professional services expense was the only non-interest expense item to increase by more the $100,000 as compared to the three month period ended June 30, 2009.

Income Taxes. The effective tax rate for the three months ended June 30, 2010 was 29.9%, compared to 28.8% for the same period in 2009.

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

At June 30, 2010, the Bank’s brokered deposits consisted of the following:

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

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2010, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2010:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Tangible Capital	$116,649	10.61%	$95,915	8.91%

Core Capital	$116,649	10.61%	$95,915	8.91%

Risk Based Capital	$122,803	17.90%	$102,068	15.03%

At June 30, 2010, the Bank had outstanding commitments to originate loans totaling $7.9 million and undisbursed commitments on loans outstanding of $45.4 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from June 30, 2010, totaled $297.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2010, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement.

At June 30, 2010, the Bank has outstanding borrowings of $88.6 million from the FHLB with maturities ranging five months to eight years and six months. In the next twelve months, the Bank has $15 million of FHLB borrowings that will mature with a weighted average rate of 4.22%. A schedule of FHLB borrowings at June 30, 2010 is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)

$5,000	2.14%	12/10/10
10,000	5.26%	02/14/11
5,000	2.56%	12/09/11
5,000	1.82%	12/21/12
3,917	3.30%	06/01/13	Monthly Principal Payments
5,000	2.32%	12/30/13
1,316	3.19%	04/01/14	Monthly Principal Payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/27/17	Quarterly callable
10,000	4.26%	08/17/17
17,384	3.13%	01/01/19	Monthly Principal Payments

$88,617	3.65%	5.0 years

At June 30, 2010, the Bank had $7.4 million in additional borrowing capacity with the FHLB which includes an overnight line of credit.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

At June 30, 2010, the Company has the following off-balance sheet commitments (in thousands):

Standby letters of credit	$1,688
Unused home equity lines of credit	$30,162
Unused commercial lines of credit	$11,650

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

On April 9, 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP SFAS 115-2 and SFAS 124-2”), which was subsequently incorporated into ASC topic 320-10-65-1, “Investments – Debt and Equity Securities”. ASC 320 categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in ASC 320-10-65-1 are also required for interim periods (including the aging of securities with unrealized losses).

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

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC 825-10-65-1, Financial Instruments, requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

Also in April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which was subsequently incorporated into ASC 805, Business Combinations, ASC 805 requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in ASC 805, the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized.

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

In June 2009, the Company adopted the provisions of ASC Topic 855, Subsequent Events. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2010, through August 12, 2010, the date management issued these financial statements. During this period there were no material recognizable subsequent events that required recognition in our disclosures to the June 30, 2010 financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 201-06, Improving Disclosures about Fair Value Measurements. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll-forward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll-forward information which is not required to be adopted by the Company until January 1, 2011.

On January 1, 2010, the FASB amended Accounting Standards Update No. 810 by issuing Update 2010-10 to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2010.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2010 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Section 989G of the law states that non-accelerated filers (the Company is currently a non-accelerated filer) are now exempt from the requirement of the Sarbanes-Oxley Act’s Section 404(b) that requires the Company’s external auditor to attest to the Company’s assessment of internal controls over financial reporting. The annual measurement period for this exemption is June 30th of each year.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

No material pending proceedings

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009:

Recent Legislation

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the current bank regulatory structure. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), will eliminate the Office of Thrift Supervision. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The Board of Governors of the Federal Reserve System (the “ Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies. As a result, the Company will become subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered. Savings and loan holding companies like the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, five years from the date of enactment, savings and loan holding companies will become subject to the same capital requirements as bank holding companies. Savings and loan holding companies are immediately subject to the source of strength doctrine, under which a holding company must serve as a source of financial strength for its depository institution subsidiaries.

The Dodd-Frank Act also establishes a new minimum reserve ratio for the deposit insurance fund of 1.35%, and requires the FDIC to take steps to reach this ratio by September 30, 2020. It is expected that this will result in relatively higher assessments for larger institutions (with assets greater than $10 billion).

Regulatory Matters

As discussed in the subsequent events section of this report, which is incorporated by reference, on April 30, 2010, the Company and the Bank each entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”). This informal agreement places additional reporting and operational requirements on the Company and Bank. The Bank is required to reduce the level of commercial real estate loans to Total Risk Based Capital. This requirement may result in lower levels of commercial real estate loans, reducing the Bank’s ability to continue to pursue its current strategy to grow its loan portfolio and net interest income.

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

Weather Related Event

On May 1st and 2nd of 2010, record rainfall caused significant flooding in Tennessee, Kentucky and Mississippi. In the Company’s market, the Tennessee counties of Davidson, Cheatham, Houston and Montgomery have been declared federal disaster areas. While none of the Company’s offices suffered damages as a result of the storm, water damages in these communities has been widespread and occurred well outside of the areas’ 100 year floodplain. The Company has determined that less than five customers suffered uninsured storm damage with total uninsured exposure of approximately $1.0 million dollars.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 12, 2010	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 12, 2010	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer