Form 10-Q
period 2010-09-30
HOPFED BANCORP INC
filed 2010-11-12
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    No  ☐

As of November 7, 2010, the Registrant had outstanding 7,334,963 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)

Assets
Cash and due from banks	$52,725	37,938
Interest-earning deposits in Federal Home Loan Bank	3,357	3,173

Cash and cash equivalents	56,082	41,111
Federal Home Loan Bank stock, at cost	4,378	4,281
Securities available for sale	389,063	289,691
Loans receivable, net of allowance for loan losses of $9,015 at September 30, 2010 and $8,851 at December 31, 2009	621,574	642,355
Accrued interest receivable	6,985	5,777
Real estate and other assets owned	2,646	1,883
Bank owned life insurance	8,738	8,475
Premises and equipment, net	24,612	25,328
Deferred tax assets	—	2,458
Intangible asset	892	1,168
Other assets	5,571	7,349

Total assets	$1,120,541	1,029,876

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts:	$71,365	68,531
Interest-bearing accounts:
NOW accounts	134,391	105,821
Savings and money market accounts	64,398	60,409
Other time deposits	561,622	559,383

Total deposits	831,776	794,144

Advances from Federal Home Loan Bank	97,764	102,465
Repurchase agreements	53,467	36,060
Deferred tax liabilities	368	—
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	506	236
Dividends payable	601	454
Accrued expenses and other liabilities	6,513	6,258

Total liabilities	1,001,305	949,927

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at September 30, 2010 and December 31, 2009	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,737,879 issued and 7,334,963 outstanding at September 30, 2010; authorized 7,500,000 shares 4,253,633 issued and 3,738,078 outstanding at December 31, 2009 (a)	77	41
Common stock warrants (248,692 issued and outstanding)	556	556
Additional paid-in-capital	74,861	44,455
Retained earnings-substantially restricted	40,026	38,244
Treasury stock (at cost, 402,916 shares at September 30, 2010 and 515,555 shares at December 31, 2009)	(5,076)	(6,495)
Accumulated other comprehensive income, net of taxes	8,792	3,148

Total stockholders’ equity	119,236	79,949

Total liabilities and stockholders’ equity	$1,120,541	1,029,876

(a)	Shares have been restated to reflect stock dividends distributed through October 15, 2010.

The consolidated condensed statement of financial condition at December 31, 2009 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans receivable	$9,396	9,898	29,027	29,238
Investment in securities, taxable	3,165	3,179	9,122	9,670
Nontaxable securities available for sale	635	428	1,809	1,090
Interest-earning deposits	—	—	—	8

Total interest and dividend income	13,196	13,505	39,958	40,006

Interest expense:
Deposits	4,313	5,237	13,405	16,037
Advances from Federal Home Loan Bank	818	1,032	2,500	3,108
Repurchase agreements	213	198	619	588
Subordinated debentures	193	168	557	446

Total interest expense	5,537	6,635	17,081	20,179

Net interest income	7,659	6,870	22,877	19,827
Provision for loan losses	1,332	1,379	2,801	3,315

Net interest income after provision for loan losses	6,327	5,491	20,076	16,512

Non-interest income:
Service charges	953	1,118	2,974	3,140
Merchant card income	180	153	519	450
Gain on sale of loans	204	69	391	189
Gain on sale of securities	1,060	114	1,786	1,581
Income from bank owned life insurance	85	73	263	220
Financial services commission	293	262	776	738
Gain on sale of other real estate owned	63	—	356	—
Other operating income	247	296	785	867

Total non-interest income	3,085	2,085	7,850	7,185

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2010	2009	2010	2009

Non-interest expenses:
Salaries and benefits	$3,186	3,086	9,623	9,304
Occupancy expense	795	814	2,351	2,312
Data processing expense	705	666	2,101	1,936
State deposit tax	162	154	479	465
Intangible amortization expense	81	146	276	553
Impairment charge on goodwill	—	4,989	—	4,989
Professional services expense	335	242	932	777
Deposit insurance and examination expense	759	798	1,547	1,683
Advertising expense	262	333	774	976
Postage and communications expense	144	157	426	480
Supplies expense	95	91	287	262
Real estate owned expenses	36	12	218	96
Loss on sale of real estate	—	23	—	43
Other operating expenses	296	164	815	542

Total non-interest expense	6,856	11,675	19,829	24,418

Income before income tax expense	2,556	(4,099)	8,097	(721)
Income tax expense (benefit)	788	(1,484)	2,398	(483)

Net income (loss)	1,768	(2,615)	5,699	(238)

Less:
Dividend on preferred shares	232	232	688	688
Accretion dividend on preferred shares	28	28	83	83

Net income (loss) available to common stockholders	$1,508	(2,875)	4,928	(1,009)

Net income (loss) available to common stockholders
Per share, basic	$0.21	(0.79)	0.99	(0.28)

Per share, diluted	$0.21	(0.79)	0.99	(0.28)

Cash dividend per share	$0.08	0.12	0.32	0.36

Weighted average shares outstanding - basic (note 2)	7,271,119	3,643,150	4,988,602	3,637,144

Weighted average shares outstanding - diluted (note 2)	7,271,119	3,643,150	4,988,602	3,637,144

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Months Periods Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$1,768	(2,615)	5,699	(238)
Other comprehensive income, net of tax:

Unrealized gain on investment securities available for sale, net of tax effect of ($1,632) and ($2,233) for the three months ended September 30, 2010 and September 30, 2009, respectively; and ($3,777) and ($2,290) for the nine months ended September 30, 2010 and September 30, 2009, respectively.	3,169	4,335	7,332	5,266

Unrealized gain (loss) on derivatives, net of tax effect of $88 and $70 for the three month periods ending September 30, 2010 and September 30, 2009, respectively; and $262 and ($115) for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.	(171)	(136)	(509)	223

Reclassification adjustment for gains included in net income, net of tax effect of $361 and $39 for the three month periods ended September , 2010 and September 30, 2009, respectively; and $607 and $538 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.	(700)	(75)	(1,179)	(1,043)

Comprehensive income	$4,066	1,509	11,343	4,208

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2010

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares			Common	Additional			Accumulated Other	Total
	Common Stock	Preferred Stock	Common Stock	Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income	Stockholders Equity
Balance at December 31, 2009	3,594,620	18,400	$41	556	44,455	38,244	(6,495)	3,148	79,949
Restricted stock awards	9,751	—	—	—	—	—	—	—	—
Exercise of stock options, net	3,800	—	—	—	—	—	—	—	—

Common stock issuance at $9.00 / share (includes 112,639 shares of treasury stock with an average cost of $12.60 / share	3,583,334	—	35	—	28,917	—	1,419	—	30,371
Net income	—	—	—	—	—	5,699	—	—	5,699
Compensation expense, restricted stock awards	—	—	—	—	103	—	—	—	103
Net change in unrealized gain on securities available for sale, net of income taxes of ($3,170)	—	—	—	—	—	—	—	6,153	6,153
Net change in unrealized gain (loss) on derivatives, net of income taxes of $262	—	—	—	—	—	—	—	(509)	(509)
Stock dividend to common stockholders	143,458	—	1	—	1,303	(1,304)	—	—	—
Dividend to preferred stockholder	—	—	—	—	—	(690)	—	—	(690)
Accretion of preferred stock discount	—	—	—	—	83	(83)	—	—	—
Cash dividend to common stockholders	—	—	—	—	—	(1,840)	—	—	(1,840)

Balance September 30, 2010	7,334,963	18,400	$77	556	74,861	40,026	(5,076)	8,792	119,236

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net cash provided by operating activities	$8,674	$5,532

Cash flows from investing activities
Proceeds from calls and maturities of securities held to maturity	—	448
Proceeds from sales, calls and maturities of securities available for sale	145,250	99,953
Purchase of securities available for sale	(234,394)	(150,995)
Net (increase) decrease in loans	14,448	(23,565)
Purchase of Federal Home Loan Bank stock	(97)	(231)
Proceeds from sale of foreclosed assets	2,961	344
Purchase of premises and equipment	(467)	(326)

Net cash used in investing activities	(72,299)	(74,372)

Cash flows from financing activities:
Net increase in demand deposits	35,393	11,107
Net increase in time deposits	2,239	41,269
Increase in advances from borrowers for taxes and insurance	270	232
Advances from Federal Home Loan Bank	39,000	61,895
Repayment of advances from Federal Home Loan Bank	(43,701)	(66,600)
Net increase in repurchase agreements	17,407	4,246
Sale of common stock	28,952	—
Sale of treasury stock	1,419	—
Dividend paid on preferred stock	(690)	(621)
Dividends paid	(1,693)	(1,291)

Net cash provided by financing activities	78,596	50,237

Increase (decrease) in cash and cash equivalents	14,971	(18,603)
Cash and cash equivalents, beginning of period	41,111	37,075

Cash and cash equivalents, end of period	$56,082	18,472

Supplemental disclosures of Cash Flow Information:
Interest paid	$9,026	10,294

Income taxes paid	$3,250	1,801

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$2,898	1,334

Foreclosures and in substance foreclosures of loans during period	$3,532	1,025

Net unrealized gains on investment securities classified as available for sale	$9,323	6,398

Decrease in deferred tax asset related to unrealized gains on investments	$(3,170)	(2,175)

Dividends declared and payable	$575	432

Issue of unearned restricted stock	$92	10

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and nine-month periods ended September 30, 2010, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2010.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and nine-month periods ended September 30, 2010 and September 30, 2009. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Periods Ended
	September 30, 2010	September 30, 2009
Basic IPS:
Net income (loss) available to common stockholders	$1,508,000	$(2,875,000)
Average common shares outstanding (a)	7,271,119	3,643,150

Net income (loss) per share available to common stockholders, basic	$0.21	$(0.79)

Diluted IPS:
Net income (loss) available to common stockholders	$1,508,000	$(2,875,000)
Average common shares outstanding (a)	7,271,119	3,643,150
Dilutive effect of stock options	—	—

Average diluted shares outstanding (a)	7,271,119	3,643,150

Net income (loss) per share available to common stockholders, diluted	$0.21	$(0.79)

	Nine Month Periods Ended
	September 30, 2010	September 30, 2009
Basic IPS:
Net income (loss) available to common stockholders	$4,928,000	$(1,009,000)
Average common shares outstanding (a)	4,988,602	3,637,144

Net income (loss) per share available to common stockholders, basic	$0.99	$(0.28)

Diluted IPS:
Net income (loss) available to common stockholders	$4,928,000	$(1,009,000)
Average common shares outstanding (a)	4,988,602	3,637,144
Dilutive effect of stock options	—	—

Average diluted shares outstanding (a)	4,988,602	3,637,144

Net income (loss) per share available to common stockholders, diluted	$0.99	$(0.28)

(a)	Share data has been restated to reflect stock dividends distributed through October 15, 2010.

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of approximately $31,000 and $103,000 for the three and nine month periods ended September 30, 2010, respectively. The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $37,000 and $114,000 for the three and nine month periods ended September 30, 2009, respectively. The Company issued 9,751 shares of restricted stock during the nine month period ended September 30, 2010. The Company did not issue any restricted stock during the three month period ended September 30, 2010. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at September 30, 2010:

Future
Year Ending December 31,	Expense

2010	$30,731
2011	104,399
2012	66,222
2013	33,433
2014	10,181

Total	$244,966

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

At September 30, 2010, the Company has 22 securities with unrealized losses. The carrying amount of securities and their estimated fair values at September 30, 2010 is as follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,378	—	—	4,378

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$170,874	6,563	(148)	177,289
Taxable municipal bonds	16,016	596	(9)	16,603
Tax free municipal bonds	64,929	3,682	(8)	68,603
Trust preferred securities	2,000	—	(723)	1,277
Mortgage-backed securities:
GNMA	36,034	1,376	(52)	37,358
FNMA	29,909	1,718	—	31,627
FHLMC	21,737	493	(23)	22,207
NON-AGENCY CMOs	7,027	127	(194)	6,960
AGENCY CMOs	25,803	1,336	—	27,139

	$374,329	15,891	(1,157)	389,063

The carrying amount of securities and their estimated fair values at December 31, 2009 is as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
Restricted:
FHLB stock	$4,281	—	—	4,281

Unrestricted:
U.S. government and agency securities:	$115,852	3,618	(495)	118,975
Tax free municipal bonds	49,896	1,354	(96)	51,154
Taxable municipal bonds	2,815	5	(66)	2,754
Trust preferred securities	2,000	—	(574)	1,426
Mortgage-backed securities:
GNMA	27,919	679	(89)	28,509
FNMA	39,313	977	(51)	40,239
FHLMC	11,432	354	—	11,786
NON-AGENCY CMOs	17,056	161	(917)	16,300
AGENCY CMOs	17,997	557	(6)	18,548

	$284,280	7,705	(2,294)	289,691

The scheduled maturities of debt securities available for sale at September 30, 2010 were as follows:

		Estimated
	Amortized	Fair
September 30, 2010	Cost	Value
	(Dollars in Thousands)
Due within one year	$580	595
Due in one to five years	4,249	4,345
Due in five to ten years	24,760	25,612
Due after ten years	105,004	109,229

	134,593	139,781
Amortizing agency bonds	119,226	123,991
Mortgage-backed securities	120,510	125,291

Total unrestricted securities available for sale	$374,329	389,063

The scheduled maturities of debt securities available for sale at December 31, 2009 were as follows:

		Estimated
	Amortized	Fair
December 31, 2009	Cost	Value
	(Dollars in Thousands)

Due within one year	$—	—
Due in one to five years	2,827	2,850
Due in five to ten years	19,595	19,695
Due after ten years	86,639	87,350

	109,061	109,895
Amortizing agency bonds	61,502	64,414
Mortgage-backed securities	113,717	115,382

Total unrestricted securities available for sale	$284,280	289,691

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2010 are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$26,140	(148)	—	—	26,140	(148)
Taxable municipals	1,049	(9)	—	—	1,049	(9)
Tax free municipals	718	(8)	—	—	718	(8)
Trust preferred securities	—	—	1,277	(723)	1,277	(723)
Mortgage-backed securities:
GNMA	7,115	(51)	—	—	7,115	(51)
FNMA	122	(1)	—	—	122	(1)
FHLMC	5,426	(23)	—	—	5,426	(23)
NON-AGENCY CMOs	—	—	2,259	(194)	2,259	(194)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$40,570	(240)	3,536	(917)	44,106	(1,157)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2009 are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$21,557	(493)	625	(2)	22,182	(495)
Taxable municipal bonds	1,654	(66)	—	—	1,654	(66)
Tax free municipal bonds	5,675	(58)	3,091	(38)	8,766	(96)
Trust preferred securities	—	—	1,426	(574)	1,426	(574)
Mortgage-backed securities:
GNMA	9,382	(89)	—	—	9,382	(89)
FNMA	8,650	(45)	776	(6)	9,426	(51)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	8,852	(304)	3,219	(613)	12,071	(917)
AGENCY CMOs	2,004	(6)	—	—	2,004	(6)

Total Available for Sale	$57,774	(1,061)	9,137	(1,233)	66,911	(2,294)

At September 30, 2010, securities with a book value of approximately $117.3 million and a market value of approximately $122.6 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $14.0 million and a market value of $15.4 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $31.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At September 30, 2010, securities with a book and market value of approximately $37.5 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $18.1 million and a market value of $19.1 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2010, and December 31, 2009. At September 30, 2010 and December 31, 2009, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	09/30/10	09/30/10	12/31/09	12/31/09
	Balance	Percent	Balance	Percent
	(Dollars in Thousands, Except Percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$185,936	29.5%	$195,665	30.0%
Second mortgages (closed end)	7,409	1.2%	7,616	1.2%
Home equity lines of credit	40,383	6.4%	37,542	5.8%
Multi-family	42,073	6.7%	46,325	7.1%
Construction	23,291	3.7%	33,216	5.1%
Commercial real estate	260,270	41.3%	254,067	39.0%

Total mortgage loans	559,362	88.8%	574,431	88.2%

Loans secured by deposits	3,931	0.6%	4,075	0.6%
Other consumer loans	15,082	2.4%	17,908	2.8%
Commercial loans	51,905	8.2%	54,531	8.4%

Total other loans	70,918	11.2%	76,514	11.8%

Total loans, gross	630,280	100.0%	650,945	100.0%

Deferred loan cost, net of income	309		261

Less allowance for loan losses	(9,015)		(8,851)

Total loans	$621,574		$642,355

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s commercial real estate loan portfolio. At September 30, 2010, and December 31, 2009, the Bank’s commercial real estate portfolio was made up of the following loan types:

	Balance	Balance
	09/30/10	12/31/09
	(Dollars in Thousands)

Land & development	$60,931	64,519
Construction	5,246	8,406
Manufacturing	5,423	3,884
Professional, Technical	2,479	3,495
Retail Trade	13,576	14,902
Other Services	20,586	18,461
Finance & Insurance	149	196
Agricultural, Forestry, Fishing & Hunting	37,232	34,007
Real Estate and Rental and Leasing	49,432	42,662
Wholesale Trade	13,019	8,805
Arts, Entertainment & Recreation	5,940	6,368
Accommodations / Food Service	26,796	23,442
Healthcare and Social Assistance	10,629	11,149
Educational Services	39	453
Transportation & Warehousing	1,753	1,825
Information	3,155	3,379
Public Administration	58	30
Non-industry	361	4,145
Admin Support / Waste Mgmt	3,466	3,939

Total	$260,270	254,067

The allowance for loan losses totaled $9.0 million at September 30, 2010, $8.9 million at December 31, 2009, and $8.4 million at September 30, 2009. The ratio of the allowance for loan losses to total loans was 1.43% at September 30, 2010, 1.36% at December 31, 2009 and 1.28% at September 30, 2009. The following table indicates the type and level of non-performing loans at the periods indicated below:

	9/30/2010	12/31/2009	9/30/2009
	(Dollars in Thousands)

One-to-four family	$1,953	1,399	1,392
Home equity lines of credit	6	—	41
Multi-family	8,414	4,851	1,165
Construction	—	572	179
Land	296	3,503	4,179
Non-residential real estate	1,272	490	272
Consumer loans	9	27	43
Commercial loans	—	367	—

Total non-performing loans	$11,950	11,209	7,271

Non-performing loans to total loans ratio	1.90%	1.72%	1.12%

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

The Company’s annualized net charge off ratios for the nine-month periods ended September 30, 2010, September 30, 2009, and the year ended December 31, 2009, was 0.55%, 0.21% and 0.23%, respectively. The ratios of allowance for loan losses to non-performing loans at September 30, 2010, September 30, 2009, and December 31, 2009, were 75.4%, 115.1% and 79.0%, respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods ended:

	Nine Months Ended		Year Ended
	09/30/10	09/30/09	12/31/09
	(Dollars in Thousands)
Beginning balance, allowance for loan loss	$8,851	$6,133	$6,133

Loans charged off:
Commercial loans	(2,271)	(412)	(412)
Consumer loans and overdrafts	(342)	(476)	(661)
Residential loans	(284)	(446)	(763)

Total charge offs	(2,897)	(1,334)	(1,836)

Recoveries
Commercial loans	104	43	44
Consumer loans and overdrafts	146	213	251
Residential loans	10	59	60

Total recoveries	260	315	355

Net charge offs	(2,637)	(1,019)	(1,481)

Provision for loan loss	2,801	3,315	4,199

Ending balance	$9,015	$8,429	$8,851

Ratio of net charge offs to average outstanding loans during the period	0.55%	0.21%	0.23%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. At September 30, 2010, December 31, 2009 and September 30, 2009 the Company’s impaired loans totaled $39.2 million, $35.5 million and $30.5 million, respectively. At September 30, 2010, December 31, 2009, and September 30, 2009, the Company’s reserve for impaired loans totaled $3.1 million, $2.5 million and $1.5 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at September 30, 2010, is summarized below:

				Specific
September 30, 2010	Substandard	Doubtful	Total	Loss Reserve
	(Table in thousands)

One-to-four family first mortgages	$5,356	458	5,814	338
One-to-four family second mortgages	143	—	143	—
Home equity lines of credit	212	161	373	35
Multi-family	8,293	—	8,293	2,010
Construction	1,338	303	1,641	50
Land	9,137	—	9,137	8
Non-residential real estate	11,456	581	12,037	205
Consumer loans	805	—	805	197
Commercial loans	948	18	966	213

Total at September 30, 2010	$37,688	1,521	39,209	3,056

A summary of the Company’s impaired loans and their respective reserve at December 31, 2009, is summarized below:

December 31, 2009	Substandard	Doubtful	Total	Loss Reserve
	(Table in Thousands)

One-to-four family first mortgages	$3,825	37	3,862	365
Home equity lines of credit	165	—	165	—
Multi-family	10,038	39	10,077	1004
Construction	1,850	—	1,850	217
Land	6,067	24	6,091	178
Non-residential real estate	7,837	75	7,912	323
Consumer loans	78	—	78	23
Commercial loans	5,119	380	5,499	402

Total at December 31, 2009	$34,979	555	35,534	2,512

On a periodic basis, Heritage Bank may chose to modify the terms of certain loans. These modifications may originate from a borrower who is having a difficult time meeting their financial obligations. The Bank may chose to temporarily or permanently modify the terms of the loan to assist the borrower and avoid foreclosure. The Bank’s decision to modify lending terms is dependent on whether we deem the customer’s financial situation correctable, the likelihood that the loan’s collateral may decline in value and/or its condition may deteriorate during the term of the modification and that the modification is likely to assist both the customer and Bank avoid future collection issues, including foreclosure:

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at September 30, 2010, and December 31, 2009, is below:

	9/30/2010	12/31/2009
	(Dollars in Thousands)

One-to-four family first mortgages	$2,753	656
Home equity lines of credit	126	94
Multi-family	247	4,908
Construction	1,641	1,077
Land	512	—
Non-residential real estate	3,450	1,062
Consumer loans	56	10
Commercial loans	1,065	15

Total performing TDR’s	$9,850	7,822

(6)	OTHER REAL ESTATE OWNED

The Company’s other real estate and other assets owned represent properties and personal collateral acquired through customer loan defaults. The property is recorded at the lower of cost or fair value less estimated cost of to sell and carrying cost at the date acquired. Any difference between the book value and estimated market value is recognized as a charge off through the allowance for loan loss account. Additional other real estate owned and other asset losses may be determined on individual properties at specific intervals or at the time of disposal. Additional losses are recognized as a non-interest expense.

At September 30, 2010, December 31, 2009, and September 30, 2009, the Company had balances in other real estate and other assets owned consisting of the following:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in Thousands)

One-to-four family mortgages	$326	438	210
Multi-family	575	425	425
Construction	702	468	—
Land	565	225	323
Non-residential real estate	470	312	508
Consumer assets owned by bank	8	15	—
Commercial loans	—	—	—

Total other real estate and assets owned	2,646	1,883	1,466

Total non-performing loans	11,950	11,209	7,271

Total non-performing assets	$14,596	13,092	8,737

Non-performing asset / Total assets	1.30%	1.27%	0.86%

At September 30, 2010, the Company has held no properties in other real estate and other assets owned for more than nine months.

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At September 30, 2010	At December 31, 2009

Asset - investment in subordinated debentures issued by Hopfed Bancorp, Inc.	$10,310	$10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Income Statements

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2010	2009	2010	2009

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$98	$95	$270	$313

Net income	$98	$95	$270	$313

Summary Statement of Stockholders’ Equity

	Trust			Total
	Preferred	Common	Retained	Stockholders’
	Securities	Stock	Earnings	Equity

Beginning balances, December 31, 2009	$10,000	310	—	10,310
Net income	—	—	270	270
Dividends:
Trust preferred securities	—	—	(262)	(262)
Common paid to HopFed Bancorp, Inc.	—	—	(8)	(8)

Ending balances, September 30, 2010	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without exclusively on quoted prices for the individual securities in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments using the fair value of any assigned collateral. The values for bank owned life insurance are obtained from stated values from the respective insurance companies. The liability associated with the Company’s derivative is obtained from a quoted value supplied by our correspondent banker.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total carrying value	Quoted Prices	Significant
September 30, 2010	in the consolidated	In Active	Other	Significant
	condensed Statement of	Markets for	Observable	Unobservable
	Financial Position at	Identical Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$389,063	—	387,786	$1,277
Bank owned life insurance	8,738	—	8,738	—

Liabilities
Interest rate swap	1,414	—	1,414	—

	Total carrying value	Quoted Prices	Significant
	in the consolidated	In Active	Other	Significant
December 31, 2009	condensed Statement of	Markets for	Observable	Unobservable
	Financial Position at	Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$289,691	—	288,265	$1,426
Bank owned life insurance	8,475	—	8,475	—

Liabilities
Interest rate swap	643	—	643	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2010:

		Quoted Prices	Significant
September 30, 2010	Total carrying value in	In Active	Other	Significant
	the consolidated condensed	Markets for	Observable	Unobservable
	Statement of Financial Condition	Identical Assets	Inputs	Inputs
Description	at September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate owned	$2,638	—	—	$2,638

Other assets owned	8	—	—	8

Impaired loans, net of reserve of $3,056	36,153	—	—	36,153

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2009:

		Quoted Prices	Significant
December 31, 2009	Total carrying value in	In Active	Other	Significant
	the consolidated condensed	Markets for	Observable	Unobservable
	Statement of Financial Condition	Identical Assets	Inputs	Inputs
Description	at December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate owned	$1,868	—	—	$1,868
Other assets owned	15	—	—	15
Impaired loans, net of reserve of $2,512	33,022	—	—	33,022

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine-month periods ended September 30, 2010 and September 30, 2009, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2010		2009
Nine month period ended September 30,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)

Fair value, January 1,	$1,426	—	$1,623	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at September 30,	(149)	—	31	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, September 30,	$1,277	—	$1,654	—

The estimated fair values of financial instruments were as follows at September 30, 2010:

	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$52,725	52,725
Interest-earning deposits in Federal Home Loan Bank	3,357	3,357
Securities available for sale	389,063	389,063
Federal Home Loan Bank stock	4,378	4,378
Loans receivable	621,574	638,769
Accrued interest receivable	6,985	6,985
Bank owned life insurance	8,738	8,738
Financial liabilities:
Deposits	831,776	841,488
Advances from borrowers for taxes and insurance	506	506
Advances from Federal Home Loan Bank	97,764	103,565
Repurchase agreements	53,467	55,318
Subordinated debentures	10,310	10,067
Market value of interest rate swap	1,414	1,414
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

The estimated fair values of financial instruments were as follows at December 31, 2009:

	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$37,938	37,938
Interest-earning deposits in Federal Home Loan Bank	3,173	3,173
Securities available for sale	289,691	289,691
Federal Home Loan Bank stock	4,281	4,281
Loans receivable	642,355	655,105
Accrued interest receivable	5,777	5,777
Bank owned life insurance	8,475	8,475
Financial liabilities:
Deposits	794,144	806,816
Advances from borrowers for taxes and insurance	236	236
Advances from Federal Home Loan Bank	102,465	105,763
Repurchase agreements	36,060	38,902
Subordinated debentures	10,310	10,091
Market value of interest rate swap	643	643
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

(9)	ISSUANCE OF PREFERRED SHARES

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

On September 22, 2010, the Board of Directors declared a 2% common stock dividend to be paid to shareholders of record on September 30, 2010. As a result of the common stock dividend, total shares outstanding increased by 143,458. In addition, the Company is obligated to adjust the number and strike price of warrants issued to the United States Treasury under the Capital Purchase Program. The new warrant balance is 248,692.32 shares and the new strike price is $11.098.

(10)	STOCK OPTIONS

At September 30, 2010, all stock options outstanding were issued under the Hopfed Bancorp, Inc. 1999 Stock Option Plan. At September 30, 2010, the Company can no longer issue options under this plan. The remaining 80,000 options are fully vested and outstanding until their maturity date. At September 30, 2010, the strike price of all options exceed the current market price of HopFed Bancorp, Inc. stock.

The following is a summary of stock options outstanding at September 30, 2010:

Exercise Price	Average Remaining Life (Years)	Outstanding Options	Options Exercisable
$12.08	1.9	10,200	10,200
12.08	0.7	51,000	51,000
16.99	3.7	20,400	20,400

$13.31	1.6	81,600	81,600

On February 26, 2010, a total 30,000 fully vested stock options under the 2000 Stock Option Plan were exercised at a price of $11.45 per share by CEO John Peck. Mr. Peck chose to complete a cashless exercise, receiving 3,800 shares of the Company’s common stock in exchange for his options.

(11)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the nine-month period ended September 30, 2010 or the year ended December 31, 2009.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At December 31, 2009 and September 30, 2010, the cost of the Bank to terminate the cash flow hedge was approximately $643,000 and $1,414,000, respectively.

(12)	REGULATORY AGREEMENT

On April 30, 2010, the Company and its wholly owned subsidiary, Heritage Bank, each entered into an informal Memorandum of Understanding “MOU” with its primary regulator, the Office of Thrift Supervision (“OTS”). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or to receiving a cash dividend from its Bank subsidiary. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 8.00% and a Total Risk Based Capital Ratio of 12.00%. At September 30, 2010, the Bank’s Tier 1 Ratio was 9.07% and its Total Risk Based Capital was 15.87%.

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

(13)	PUBLIC OFFERING OF COMMON STOCK

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

(14)	SUBSEQUENT EVENT

On November 2, 2010, First Financial Service Corporation (FFKY) filed an 8-K disclosing its intent to defer regularly scheduled interest payments on its junior subordinated notes. Heritage Bank, the wholly owned subsidiary of HopFed Bancorp, Inc., owns $2 million of FFKY junior subordinated notes. FFKY may defer interest payments for up to 20 consecutive quarterly periods without default or penalty. At September 30, 2010, the Company’s net interest income included approximately $6,664 in accrued interest income that will not be collected as anticipated. The amount of uncollected interest recorded at September 30, 2010, is not material to the Company’s results of operations. On November 3, 2010, the Company reversed all previously accrued but unpaid interest and will discontinue the accrual of interest on the notes until further notice.

The Company has completed an initial credit review of FFKY. This review included review of all publically available regulatory filings for both FFKY and its bank subsidiary, First Financial of Kentucky. At this time, it is management’s opinion that the Company’s investment in FFKY junior subordinated notes is not materially impaired. The Company will continue to monitor all available information concerning the financial condition of FFKY.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2010, and December 31, 2009, and for the three and nine-month periods ended September 30, 2010, and September 30, 2009, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2009 Annual Report to Stockholders on Form 10-K.

Certain of the Company’s accounting policies are important to the presentation of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these material judgments, include, but are not limited to, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments and assessing other than temporary impairments of securities.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased from $1.03 billion at December 31, 2009 to $1.12 billion at September 30, 2010. Securities available for sale increased from $289.7 million at December 31, 2009 to $389.1 million at September 30, 2010. At September 30, 2010 and December 31, 2009, securities classified as “available for sale” had an amortized cost of $374.3 million and $284.3 million, respectively.

The Company did not have any federal funds sold at September 30, 2010 and December 31, 2009. The Company has chosen to maintain additional cash balances in non-interest bearing demand deposit accounts due to both the very low earnings rate on overnight funds as well as the unlimited FDIC coverage available on non-interest demand deposit accounts. The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.3 million at December 31, 2009 and $4.4 million at September 30, 2010. Total FHLB borrowings declined $4.7 million, from $102.5 million at December 31, 2009 to $97.8 million at September 30, 2010. Total repurchase balances increased from $36.1 million at December 31, 2009 to $53.5 million at September 30, 2010.

Loan portfolio growth was negative during the nine month period ended September 30, 2010. Net loans totaled $621.6 million and $642.4 million at September 30, 2010 and December 31, 2009, respectively. Loan demand is weak for consumer, agricultural and commercial loan products. Given the current weakness in the economy, the Company remains highly selective in both its underwriting standards and types of loans being originated.

At September 30, 2010, deposits increased to $831.8 million from $794.1 million at December 31, 2009. The average cost of all deposits during the three-month periods ended September 30, 2010 and September 30, 2009 and the year ended December 31, 2009, was 2.04%, 2.71% and 2.74%, respectively. The average cost of all deposits during the nine-month periods ended September 30, 2010 and September 30, 2009, was 2.15% and 2.84%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given weak loan demand and poor investment alternatives, the Company has chosen to reduce its balances of higher costing time deposits. In the third quarter, the Company reduced its time deposit balances by approximately $11.6 million, consisting largely of institutional and brokered deposits. The Company’s anticipates a further reduction in both FHLB borrowing balances and brokered deposits in the fourth quarter of 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

Net Income. Net income available to common shareholders for the nine months ended September 30, 2010 was $4,928,000, compared to a net loss available to common shareholders of $1,009,000 for the nine months ended September 30, 2009. The Company’s results of operations for the nine month period ended September 30, 2009 were adversely affected by a $5.0 million goodwill impairment charge.

Net Interest Income. Net interest income for the nine month period ended September 30, 2010 was $22.9 million, compared to $19.8 million for the nine month period ended September 30, 2009. The increase in net interest income for the nine months ended September 30, 2010 as compared to September 30, 2009 was largely due to decline in interest expense on deposits, offsetting declines in the yields on interest earning assets. For the nine-month period ended September 30, 2010, income on tax exempt securities increased to $1.8 million, from $1.1 million for the nine month period ended September 30, 2009.

For the nine month period ended September 30, 2010, the Company’s interest income from loans receivable declined by approximately $200,000, to $29.0 million, as compared to the nine month period ended September 30, 2009. For the nine months ended September 30, 2010, the tax equivalent yield on total interest earning assets declined to 5.56%, from 5.87% for the nine-month period ended September 30, 2009. The decline in net yields is the result of the continued low interest rate environment in which the Company currently operates.

For the nine month periods ended September 30, 2010 and September 30, 2009, the Company’s cost of interest bearing liabilities was 2.50% and 3.15%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine month periods ended September 30, 2010 and September 30, 2009. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $832 for September 30, 2010, and $488 for September 30, 2009, for a tax equivalent rate using a cost of funds rate of 2.50% for September 30, 2010 and 3.00% for September 30, 2009. The table adjusts tax-free loan income by $42 for September 30, 2010 and $35 for September 30, 2009, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2010	Income and Expense 9/30/2010	Average Rates 9/30/2010	Average Balance 9/30/2009	Income and Expense 9/30/2009	Average Rates 9/30/2009
	(Dollars in Thousands, Except Percentages)

Loans	$635,118	$29,069	6.10%	$628,965	$29,273	6.21%
Investments AFS taxable	282,627	9,122	4.30%	253,903	9,658	5.07%
Investment AFS tax free	61,776	2,641	5.70%	33,647	1,578	6.25%
Investment held to maturity	—	—	—	375	12	4.27%
Federal funds	—	—	—	4,156	8	0.26%

Total interest earning assets	979,521	40,832	5.56%	921,046	40,529	5.87%

Other assets	99,898			81,383

Total assets	$1,079,419			$1,002,429

Retail time deposits	$492,589	10,542	2.85%	$469,012	12,891	3.66%
Brokered deposits	84,415	1,564	2.47%	69,742	1,945	3.72%
Now accounts	123,816	1,203	1.30%	92,660	1,091	1.57%
MMDA and savings accounts	62,745	96	0.20%	59,241	110	0.25%
FHLB borrowings	94,081	2,500	3.54%	122,190	3,108	3.39%
Repurchase agreements	41,652	619	1.98%	30,473	588	2.57%
Subordinated debentures	10,310	557	7.20%	10,310	446	5.77%

Total interest bearing liabilities	909,608	17,081	2.50%	853,628	20,179	3.15%

Non-interest bearing deposits	68,434			61,291
Other liabilities	5,032			6,281
Shareholders equity	96,345			81,229

Total liabilities and shareholder equity	$1,079,419			$1,002,429

Net interest income		$23,751			$20,350

Interest rate spread			3.06%			2.72%

Net yield on interest earning assets		3.23%			2.95%

Interest Income. For the nine months ended September 30, 2010 and September 30, 2009, the Company’s total interest income was $40.0 million. As loan demand has slowed down, the Company continues to have a greater dependency on investment income. The average balance of loans receivable increased from $629.0 million for the nine months ended September 30, 2009 to $635.1 million for the nine months ended September 30, 2010, and increase of $6.1 million. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 107.90% for the nine months ended September 30, 2009 to 107.69% for the nine months ended September 30, 2010.

Interest Expense. Interest expense declined approximately $3.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009. The decline was attributable to lower market interest rates and the re-pricing of higher costing deposits, offsetting a $56.0 million increase in the average balance of total interest bearing liabilities as compared to September 30, 2009. The average cost of interest-bearing retail deposits declined from 3.03% for the nine month period ended September 30, 2009 to 2.32% for the nine months ended September 30, 2010. Over the same period, the average balance of interest bearing retail deposits increased $58.3 million, from $620.9 million for the nine months ended September 30, 2009 to $679.2 million for the nine months ended September 30, 2010. The average cost of brokered deposits declined from 3.72% for the nine months ended September 30, 2009 to 2.47% for the nine months ended September 30, 2010. Over the same period, the average balance of brokered deposits increased $14.7 million, from $69.7 million for the nine months ended September 30, 2009 to $84.4 million for the nine months ended September 30, 2010. The average cost of all deposits declined from 2.84% for the nine months ended September 30, 2009, to 2.15% for the nine months ended September 30, 2010.

The average balance of funds borrowed from the FHLB declined $28.1 million, from $122.1 million for the nine months ended September 30, 2009, to $94.0 million for the nine months ended September 30, 2010. The average cost of borrowed funds from the FHLB increased from 3.39% for the nine months ended September 30, 2009, to 3.54% for the nine months ended September 30, 2010. The average balance of repurchase agreements increased from $30.4 million for the nine months ended September 30, 2009, to $41.6 million for the nine months ended September 30, 2010. The average cost of repurchase agreements declined from 2.57% for the nine months ended September 30, 2009, to 1.98% for the nine months ended September 30, 2010. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. The repurchase agreements, totaling $16 million, had a weighted average cost of 4.31% for the nine months ended September 30, 2010.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $2.8 million in provision for loan loss was required for the nine months ended September 30, 2010, compared to a $3.3 million in provision for loan loss expense for the nine months ended September 30, 2009.

Non-Interest Income. There was a $665,000 increase in non-interest income in the nine months ended September 30, 2010 as compared to the same period in 2009. For the nine-month period ended September 30, 2010, income from financial services was $776,000 compared to $738,000 for the same period in 2009. For the nine month period ended September 30, 2010, the Company realized gains on the sale of investments totaling $1,786,000, as compared to $1,581,000 for the nine month period ended September 30, 2009. For the nine month period ended September 30, 2010, the Company realized gains on the sale of real estate owned totaling $356,000. No gains on the sale of other real estate were realized for the nine month period ended September 30, 2009. For the nine month period ended September 30, 2010, the Company experienced a $166,000 decline in service charge income as compared to September 30, 2009.

Non-Interest Expenses. There was a $4.6 million decline in total non-interest expenses in the nine months ended September 30, 2010 compared to the same period in 2009. The most significant variance was a $5.0 million goodwill impairment charge taken in 2009. For the nine months ended September 30, 2010, compensation expense increased to $9.6 million compared to $9.3 million for the nine months ended September 30, 2009. Other non-interest expenses that increased more than $100,000 for the nine months ended September 30, 2010 includes data processing expenses and professional services expenses.

Income Taxes. The effective tax rate for the nine months ended September 30, 2010 was 29.6%, or $2.4 million, compared to a tax benefit of $483,000 for the same period in 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Net Income. Net income available for common shareholders to the three months ended September 30, 2010 was $1,508,000, compared to a net loss available to common shareholders of $2,875,000 for the three months ended September 30, 2009. The Company’s results for the three and nine month periods ending September 30, 2009 were adversely affected by a $5.0 million goodwill impairment charge. Without the impairment charge, net of related taxes, the Company’s net income available to common shareholders for the three month period ended September 30, 2009 would have been $418,000. Additional improvements in the Company’s operating results are the result of an improved net interest margin and higher levels of interest earning assets.

Net Interest Income. Net interest income for the three month period ended September 30, 2010 was $7.7 million, compared to $6.9 million for the three month period ended September 30, 2009. The increase in net interest income for the three months ended September 30, 2010 as compared to September 30, 2009 was largely due to an $1.1 million decline in interest expense. For the three months ended September 30, 2010, the tax equivalent yield on total interest earning assets declined to 5.34% from 5.86% for the three-month period ended September 30, 2009. For the three month periods ended September 30, 2010 and September 30, 2009, the Company’s cost of interest bearing liabilities was 2.40% and 3.05%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates and the re-pricing of time deposits.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended September 30, 2010 and September 30, 2009. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $292 for September 30, 2010, and $192 for September 30, 2009, for a tax equivalent rate using a cost of funds rate of 2.40% for September 30, 2010 and 3.00% for September 30, 2009. The table adjusts tax-free loan income by $10 for September 30, 2010 and $9 for September 30, 2009, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2010	Income & Expense 9/30/2010	Average Rates 9/30/2010	Average Balance 9/30/2009	Income & Expense 9/30/2009	Average Rates 9/30/2009
	(Dollars in Thousands, Except Percentages)

Loans	$623,398	$9,406	6.04%	$640,902	$9,907	6.18%
Investments AFS taxable	320,891	3,165	3.95%	254,786	3,177	4.99%
Investment AFS tax free	67,111	927	5.53%	39,819	620	6.23%
Investment Held to maturity	—	—	—	259	2	3.09%

Total interest earning assets	1,011,400	13,498	5.34%	935,766	13,706	5.86%

Other assets	104,919			83,943

Total assets	$1,116,319			$1,019,709

Retail time deposits	$487,998	3,337	2.74%	$475,652	4,155	3.49%
Brokered deposits	83,632	488	2.33%	74,140	656	3.54%
Now accounts	140,826	431	1.22%	100,344	396	1.58%
MMDA and savings accounts	62,920	57	0.36%	59,504	30	0.20%
FHLB borrowings	89,874	818	3.64%	119,373	1,032	3.46%
Repurchase agreements	46,459	213	1.83%	29,473	198	2.69%
Subordinated debentures	10,310	193	7.49%	10,310	168	6.52%

Total interest bearing liabilities	922,019	5,537	2.40%	868,796	6,635	3.05%

Non-interest bearing deposits	69,962			63,090
Other liabilities	5,503			6,829

Stockholders’ equity	118,835			80,994

Total liabilities and stockholders’ equity	$1,116,319			$1,019,709

Net interest income		$7,961			$7,071

Interest rate spread			2.94%			2.81%

Net yield on interest earning assets		3.15%			3.02%

Interest Income. For the three months ended September 30, 2010, the Company’s total interest income was $13.2 million, as compared to $13.5 million for the three months ended September 30, 2009. The decline is primarily the result in a lower average balance of loans outstanding as compared to the same period in 2009. The average balance of loans receivable declined $17.5 million, to $623.4 million, for the three months ended September 30, 2010 from $640.9 million for the three months ended September 30, 2009. For the three month period ended September 30, 2010, the average tax equivalent yield on loans was 6.04%, as compared to 6.18% for the three month period ended September 30, 2009. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 107.71% for the three months ended September 30, 2009 to 109.69% for the three months ended September 30, 2010.

Interest Expense. Interest expense declined approximately $1.1 million for the three months ended September 30, 2010 as compared to the same period in 2009. The decline was attributable to lower market interest rates and the re-pricing of higher costing deposits, offsetting a $53.2 million increase in the average balance of total interest bearing liabilities as compared to September 30, 2009. The average cost of interest-bearing retail deposits declined from 2.88% for the three months ended September 30, 2009 to 2.21% for the three months ended September 30, 2010. Over the same period, the average balance of interest bearing retail deposits increased $56.2 million, from $635.5 million for the three months ended September 30, 2009 to $691.7 million for the three months ended September 30, 2010. The average cost of brokered deposits declined from 3.54% for the three months ended September 30, 2009 to 2.33% for the three month period ended September 30, 2010. Over the same period, the average balance of brokered deposits increased $9.5 million, from $74.1 million for the three months ended September 30, 2009 to $83.6 million for the three months ended September 30, 2010. The average cost of all deposits declined from 2.71% for the three months ended September 30, 2009, to 2.04% for the three months ended September 30, 2010.

The average balance of funds borrowed from the FHLB declined $29.5 million, from $119.4 million for the three months ended September 30, 2009, to $89.9 million for the three months ended September 30, 2010. The average cost of borrowed funds from the FHLB increased from 3.46% for the three months ended September 30, 2009, to 3.64% for the three months ended September 30, 2010. The average balance of repurchase agreements increased from $29.5 million for the three months ended at September 30, 2009, to $46.5 million for the three months ended September 30, 2010. The average cost of repurchase agreements declined from 2.69% for the three months ended September 30, 2009, to 1.83% for the three months ended September 30, 2010. The reduction in the cost of repurchase agreements is limited due to two long term agreements with third parties that are fixed. The repurchase agreements, totaling $16 million, had a weighted average cost of 4.31% for the three months ended September 30, 2010.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.3 million provision for loan loss was required for the three months ended September 30, 2010, compared to a $1.4 million provision for loan loss expense for the three months ended September 30, 2009.

Non-Interest Income. There was a $1.0 million increase in non-interest income in the three months ended September 30, 2010 as compared to the same period in 2009. For the three-month period ended September 30, 2010, service charge income was $953,000, a decline of $165,000 over the same period in 2009. For the three months ended September 30, 2010, income from financial services was $293,000, compared to $262,000 for the same period in 2009. For the three month period ended September 30, 2010, the Company realized gains on the sale of securities totaling $1.1 million, as compared to $114,000 for the three months ended September 30, 2009. For the three month period ended September 30, 2010, the Company recognized a $63,000 gain on the sale of other real estate owned. The Company recognized a $23,000 loss on the sale of real estate owned during the three month period ended September 30, 2009.

Non-Interest Expenses. There was a $4.8 million decline in total non-interest expenses in the three months ended September 30, 2010 compared to the same period in 2009. For the three months ended September 30, 2010, compensation expense was the only non-interest expense item to increase by more the $100,000 as compared to the three month period ended September 30, 2009. The Company’s $5.0 million goodwill impairment charge at September 30, 2009 is the most significant reason for the decline in non-interest expenses in the three month period ended September 30, 2010.

Income Taxes. The effective tax rate for the three months ended September 30, 2010 was 30.8%, or $788,000, compared to a tax benefit of $1.5 million for the same period in 2009.

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

The Bank’s principal sources of funds for operations are deposits from its primary market areas, principal and interest payments on loans, proceeds from maturing investment securities and cash flow from amortizing investments. The Company estimates that its CMO and mortgage backed security portfolio will provide more than $5 million in cash flow over the remaining three months of 2010. Additional cash flows from agency securities are highly dependent on market interest rates. However, management anticipates that approximately $15 million in agency securities will be called due to their one time call feature and relatively high coupon rate.

As discussed in Note 12 of Notes to Unaudited Consolidated Condensed Financial Statements section of this report, the Bank may not increase the amount of brokered deposits outstanding without prior written approval from the OTS Regional Director. The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as an interest expense on its income statement.

At September 30, 2010, the Bank’s brokered deposits consisted of the following:

Date Of Issue	Coupon Rate	Current Balance	Next Maturity Date
10/2/2009	0.70%	$4,000,000	10/2/2010
7/15/2008	4.25%	$3,009,000	10/15/2010
9/29/2008	4.25%	$5,000,000	3/29/2011
9/29/2010	0.20%	$2,088,000	6/29/2011
10/23/2009	1.65%	$2,020,000	10/24/2011
2/16/2010	1.00%	$4,000,000	11/16/2011
2/16/2010	1.00%	$2,000,000	12/16/2011
9/22/2009	2.00%	$5,077,000	3/22/2012
9/29/2010	0.60%	$2,076,000	6/30/2012
10/16/2009	2.30%	$3,011,000	10/16/2012
3/3/2010	1.75%	$2,032,000	3/4/2013
1/22/2010	2.20%	$3,092,000	7/22/2013
3/2/2010	2.00%	$3,204,000	9/2/2013
10/26/2009	2.00%	$5,215,000	10/28/2013
9/22/2010	1.15%	$2,144,000	3/22/2014	(1)
7/1/2009	2.75%	$9,802,000	7/1/2014
8/11/2009	3.00%	$5,095,000	8/11/2014	(1)
9/22/2009	2.00%	$7,003,000	9/22/2014
3/9/2010	2.00%	$5,078,000	3/9/2015
7/26/2010	1.25%	$4,093,000	7/26/2015	(1)
9/22/2010	1.25%	$2,372,000	9/22/2020	(1)

Total		$81,411,000

(1)	Denotes brokered deposit with rising rate feature in which the Company has a call option.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2010, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2010:

	Company		Bank
	Amount	Percent	Amount	Bank
	(Dollars in Thousands)
Tangible Capital	$119,863	10.83%	$98,018	9.07%
Core Capital	$119,863	10.83%	$98,018	9.07%
Risk Based Capital	$125,808	19.04%	$103,962	15.87%

At September 30, 2010, the Bank had outstanding commitments to originate loans totaling $5.2 million and undisbursed commitments on loans outstanding of $35.9 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from September 30, 2010, totaled $298.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2010, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement.

At September 30, 2010, the Bank has outstanding borrowings of $97.8 million from the FHLB with maturities ranging twenty-eight days to eight years and three months. In the next six months, the Bank has $25 million of FHLB borrowings that will mature with a weighted average rate of 2.60%. A schedule of FHLB borrowings at September 30, 2010 is provided below:

Outstanding Balance	Rate	Maturity	Note
	(Dollars in thousands)
$10,000	0.18%	10/25/10
5,000	2.14%	12/10/10
10,000	5.26%	02/14/11
5,000	2.56%	12/09/11
5,000	1.82%	12/16/12
3,596	3.30%	06/01/13	Monthly Principal Payments
5,000	2.32%	12/30/13
1,233	3.19%	04/14/14	Monthly Principal Payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
16,935	3.13%	01/01/19	Monthly Principal Payments

$97,764	3.30%	4.3 years

At September 30, 2010, the Bank had $36.7 million in additional borrowing capacity with the FHLB which includes an overnight line of credit and $8 million in overnight borrowing capacity from the Company’s correspondent bank.

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

At September 30, 2010, the Company has the following off-balance sheet commitments (in thousands):

Standby letters of credit	$1,591
Unused home equity lines of credit	$30,319
Unused commercial lines of credit	$11,627

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

In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this disclosure guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of the Company’s loan portfolio. The new disclosure requirements will be required for both quarterly and annual reporting periods after December 15, 2010. The Company is currently assessing the impact of this disclosure on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2010.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2010 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Section 989G of the law states that non-accelerated files (the Company is currently a non-accelerated filer) are now exempt from the requirement of the Sarbanes-Oxley Act’s Section 404(b) that requires the Company’s external auditor to attest to the Company’s assessment of internal controls over financial reporting. The annual measurement period for this exemption is June 30th of each year.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2010, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

No material pending proceedings

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009:

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the current bank regulatory structure. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will eliminate the Office of Thrift Supervision. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies. As a result, the Company will become subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).

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

Regulatory Matters

On April 30, 2010, the Company and the Bank each entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”). This informal agreement places additional reporting and operational requirements on the Company and Bank. Among other things, the Bank is required to reduce the level of commercial real estate loans to Total Risk Based Capital. This requirement may result in lower levels of commercial real estate loans, reducing the Bank’s ability to continue to pursue its current strategy to grow its loan portfolio and net interest income.

There can be no assurance of whether or when the Company may pay dividends in the future. Cash available to pay dividend to our shareholders is derived primarily, if not entirely, from dividends paid to the Company from the Bank. The ability of the Bank to pay dividends to the Company, as well as the Company’s ability to pay dividends to its shareholders, is limited by regulatory and legal restrictions and the need to maintain sufficient capital at the Bank. The MOU with the OTS restricts the Company from declaring or paying any dividends or other capital distributions to common shareholders without prior OTS approval.

This dividend restriction does not apply to cash dividends on currently outstanding shares of Series A Preferred Stock issued to and held by the United States Department of the Treasury and obligations in connection with currently outstanding trust preferred securities, provided that such dividend payment or distribution of capital does not cause the Bank’s capital levels to fall below a Tier 1 core capital ratio of 8.00% and a total risk based capital ratio of 12.00%. At September 30, 2010, the Bank’s Tier 1 core capital ratio was 9.0% and its total risk based capital ratio was 15.87%. The Company may also decide to limit the payment of dividends even when it has the legal ability to pay them in order to retain earnings for use in its business. The Company is restricted from paying dividends if it has deferred payments of the interest on, or an event of default has occurred with respect to, its trust preferred securities or Series A Preferred Stock.

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

HOPFED BANCORP, INC.

Date: November 12, 2010	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 12, 2010	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer