Form 10-K/A
period 2009-12-31
HOPFED BANCORP INC
filed 2010-12-28
CIK 1041550

UNITED STATES

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

EXPLANATORY NOTE

The sole purpose of this Form 10-K/A (Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009) is to amend and restate the certifications filed as Exhibits 31.1 and 31.2 to conform to Registration S-K, Item 601(b)(31).

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

Exhibit No. 10.17 Form of Letter Agreement, executed by each of Messrs. John E. Peck, Michael L. Woolfolk, Michael F. Stalls, Billy C. Duvall, and Keith Bennett with Registrant. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed December 17, 2008)

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2009, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.*

Exhibit No. 14.1. Code of Ethics. Incorporated herein by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No. 21.1 Subsidiaries of the Registrant.*

Exhibit No. 23.1. Consent of Rayburn, Bates & Fitzgerald, P.C.*

Exhibit No. 31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule

13a – 14(a) or 15d – 14(a).

Exhibit No. 31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule

13a – 14(a) or 15d – 14(a).

Exhibit No 32.1. Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.*

Exhibit No 32.2. Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.*

Exhibit 99.1. Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15.*

Exhibit 99.2. Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15.*

*	Previously Filed

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

HOPFED BANCORP, INC.
(Registrant)

Date: December 28, 2010	By:	/s/ John E. Peck
John E. Peck
President and
Chief Executive Officer

5