Form 10-K
period 2010-12-31
HOPFED BANCORP INC
filed 2011-03-31
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($9.03 per share) at which the stock was sold on June 30, 2010, was approximately $59,648,171. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 25, 2011, 7,334,963 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2010.

Part III:

Portions of the definitive proxy statement for the 2011 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

In February 1998, HopFed Bancorp, Inc. (the “Company”) issued and sold 4,033,625 shares of common stock, par value $.01 per share (the “Common Stock”), in connection with the conversion of Hopkinsville Federal Savings Bank (the “Bank”) from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank’s capital stock to the Company. The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the “Conversion.” In June of 2010, the Company issued and sold 3,333,334 shares of common stock, par value $0.01 per share in connection with a common stock offering. In July 2010, the Company issued and sold an additional 250,000 shares of common stock. Both sales were completed at an offering price of $9.00 per share. After underwriting fees and selling expenses, the Company received additional capital proceeds of approximately $30.4 million.

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

As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions, although the Company currently does not have any plans, agreements, arrangements or understandings with respect to any such acquisitions or mergers. The Company currently is classified as a unitary savings and loan holding company and is subject to regulation by the OTS. The Company’s executive offices are located at 4155 Lafayette Road, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171. The Company’s mailing address is P.O. Box 537, Hopkinsville, Kentucky 42241-0537.

As part of the Dodd / Frank legislation passed in July 2010, the primary regulator for the Company and Bank, the OTS, will cease to exist after July 21, 2011. Supervision of the Company will be assumed by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Company’s wholly owned savings bank subsidiary will be supervised by the Office of the Comptroller of the Currency (“OCC”). See “Dodd-Frank Wall Street Reform and Consumer Protection Act.”

Heritage Bank

The Bank is a federally chartered stock savings bank headquartered in Hopkinsville, Kentucky, with branch offices in Kentucky and Tennessee. The Kentucky locations include Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton. The Tennessee locations include Clarksville, Pleasant View, Ashland City, Kingston Springs and Erin. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky and Montgomery, Cheatham, Houston, Obion & Weakley counties located in Tennessee.

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

Growth Opportunities

For the year ended December 31, 2010, the Company’s loan portfolio shrank by approximately $42.1 million. There were many factors that resulted in the Company’s negative loan growth in 2010. Among these factors was the deployment of more than 15,000 troops from nearby Fort Campbell, Kentucky, to Afghanistan. The troop deployment resulted in a reduced level of economic activity, lower sales for merchants, weaker demand for most goods and services and reduced tax collections. Furthermore, the deployment of troops occurred during a time of a national recession, further exasperating the weakness in the local economy. The most recent deployment of troops is ending and the majority of troops stationed at Fort Campbell will have returned by the end of June 2011.

Another important factor inhibiting lending growth is the presence of a Memorandum of Understanding and Agreement (“MOU”) between the Board of Directors of the Company and the Bank and the OTS. The MOU requires the Bank to limit the growth of specific types of lending, including commercial real estate lending. In 2010, the MOU’s limitation on commercial real estate made it more difficult for the Bank to experience positive loan growth. The MOU’s limitation on commercial real estate lending is focused on the OTS definition of commercial real estate loan concentrations. OTS views all commercial real estate under the same risk profile while the OCC and FDIC view owner occupied commercial real estate differently as compared to non-owner occupied commercial real estate. We anticipate that the change in regulators discussed above may make it easier for the Bank to grow its loan portfolio in the future. However, we do not anticipate that any change in regulatory interpretations will occur prior to the July 2011 transfer of the OTS’ regulators authority to the OCC and may not occur until 2012.

The market for single family homes in Clarksville, Tennessee, the Company’s largest loan market, continues to impress. A recent article printed in the February 2010 Wall Street Journal cited the Clarksville, Tennessee market as one of ten markets nationwide in which prices of single family homes increased during the recession. The Company is confident that this market is ripe for a strong economic rebound due to the increased number of army personnel returning to the area and the increase in desirable jobs resulting from the completion of the Hemlock Semiconductor facility in 2012.

The Company’s rural markets have fared much better as compared to urban markets and high growth coastal areas. In 2010, the yields on corn, soybean, and wheat were below average as spring-time flooding was followed by a summer drought. Higher commodity prices helped offset below average yields. The agricultural community has good reason to be optimistic in 2011 as commodity prices are at near record levels. The Company anticipates an increase in crop production and an increase in demand for agricultural related credit.

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

On December 12, 2008, the Company received an $18.4 million investment from the United States Treasury in the form of preferred stock. The terms of the investment included a 5% dividend for five years, increasing to 9% thereafter. The investment has no stated maturity but may be paid back in whole or part after three years without penalty. The investment may be paid back in less than three years upon the Company’s successful sale of an equal amount of common equity. In addition to the dividend, the Treasury received 243,816 stock warrants that are immediately exercisable with a ten year maturity and a strike price of $11.32. The amount and price of the warrants have been adjusted to 248,692 shares and a strike price of $11.10 as a result of a 2% stock dividend declared for shareholders of record at September 30, 2010 and paid on October 18, 2010.

In June and July of 2010, the Company sold a total of 3,583,334 shares of common stock at $9.00 per share in a public offering. The net proceeds of the public offering, $30.4 million, were used for general corporate purposes and included a $10 million distribution to Heritage Bank, our wholly owned subsidiary. The sale of common stock in June 2010 included 112,639 shares of treasury stock.

At this time, the Company has not redeemed the $18.4 million in preferred stock issued to the United States Treasury under the Troubled Asset Relief Program. The Company continues to evaluate local and national economic trends, the Company’s trends of criticized and non-performing assets, opportunities for branch acquisitions and whole bank purchases as well as capital alternatives to the preferred stock, including participation in the Treasury’s Small Business Lending Fund. It remains the Company’s intent to redeem the preferred stock prior to the increase of the dividend to 9% in December of 2013. At this time, the Company does not anticipate raising additional capital for the redemption of the preferred stock but may raise additional capital should the opportunity for an acquisition present itself. Additional information on the United States Treasury Investment in HopFed Bancorp can be found in Note 17 of the audited consolidated financial statements.

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2007, June 30, 2008, June 30, 2009, and June 30, 2010, according to information provided by the FDIC market Share Report:

	At June 30
	2007	2008	2009	2010
Calloway	12.6%	13.2%	14.0%	17.4%
Christian	19.8%	20.1%	22.8%	28.4%
Fulton	54.8%	56.7%	58.9%	58.2%
Marshall	12.6%	13.1%	14.3%	14.6%
Cheatham	14.0%	14.5%	14.9%	14.8%
Montgomery (a)	0.5%	1.5%	2.9%	3.2%

(a)	The Company opened its first retail banking office in December 2006.

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

Stock Repurchases

On September 20, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 200,000 shares of its common stock. The stock repurchase program was completed in February 2001. On March 26, 2001, the Company announced that its Board of Directors had approved the repurchase of an additional 300,000 shares. The Company replaced the March 2001 repurchase plan with a plan to repurchase 125,000 shares of stock beginning on October 1, 2006 and ending September 30, 2008. The purchases were made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. The Company’s acceptance of the capital investment from the United States Treasury Department requires the Company to cease all stock repurchase activity for a period of no less than three years or until capital investment is redeemed in full. As of March 15, 2011, 402,916 shares of common stock had been repurchased.

Lending Activities

General. The total gross loan portfolio totaled $609.7 million at December 31, 2010, representing 56.3% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2010, $229.1 million, or 37.6% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $255.3 million, or 41.9% of the loan portfolio at December 31, 2010, and multi-family residential loans, which were $29.4 million, or 4.8% of the loan portfolio at December 31, 2010. At December 31, 2010, construction loans were $23.4 million, or 3.8% of the loan portfolio, and total consumer and commercial loans totaled $72.5 million, or 11.9% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2010, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$229,058	37.6%	$240,823	37.0%	$223,598	35.3%	$222,888	38.4%	$225,914	45.2%
Multi-family residential	29,416	4.8%	46,325	7.1%	36,857	5.8%	24,538	4.2%	12,018	2.4%
Construction	23,361	3.8%	33,216	5.1%	62,300	9.8%	50,230	8.7%	39,379	7.9%
Non-residential (1)	255,348	41.9%	254,067	39.0%	223,180	35.2%	183,168	31.5%	147,050	29.4%

Total real estate loans	537,183	88.1%	574,431	88.2%	545,935	86.1%	480,824	82.8%	424,361	84.9%

Other loans:
Secured by deposits	4,081	0.7%	4,075	0.6%	3,949	0.6%	4,419	0.7%	3,855	0.8%
Other consumer loans	13,979	2.3%	17,908	2.8%	19,731	3.1%	21,331	3.7%	21,630	4.3%
Commercial loans	54,439	8.9%	54,531	8.4%	64,595	10.2%	74,276	12.8%	49,592	10.0%

Total other loans	72,499	11.9%	76,514	11.8%	88,275	13.9%	100,026	17.2%	75,077	15.1%

	609,682	100.0%	650,945	100.0%	634,210	100.0%	580,850	100.0%	499,438	100.0%

Deferred loan cost, net	363		261		279		244		—
Allowance for loan losses	(9,830)		(8,851)		(6,133)		(4,842)		(4,470)

Total	$600,215		$642,355		$628,356		$576,252		$494,968

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2010, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due the year ending December 31,			Due 3 through 5 years after December 31, 2011	Due 5 through 10 years after December 31, 2011	Due 10 through 15 years after December 31, 2011	Due 15 years after December 31, 2011	Total
	2011	2012	2013
	(Dollars In Thousands)
One-to-four family residential	10,523	1,992	4,536	8,049	38,512	51,595	113,851	$229,058
Multi-family residential	1,007	529	839	643	3,611	479	22,308	$29,416
Construction	20,353	1,423	203	—	7	—	1,375	$23,361
Non-residential	49,871	26,110	4,963	11,797	30,133	28,425	104,049	$255,348
Secured by deposits	2,241	272	1,186	382	—	—	—	$4,081
Other	27,193	5,494	9,671	15,347	6,292	1,420	3,001	$68,418

Total	$111,188	$35,820	$21,398	$36,218	$78,555	$81,919	$244,584	$609,682

The following table sets forth at December 31, 2010, the dollar amount of all loans due after December 31, 2011, which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$27,582	$190,953
Multi-family residential	1,762	26,647
Construction	203	2,805
Non-residential	39,021	166,456
Other	31,419	11,646

Total	$99,987	$398,507

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

In the last ten years, the Company has attempted to diversify its loan portfolio mix to mitigate the risk of lending in a geographically limited area. The Company uses several metrics to measure our relative success in this area. The table below identifies loan balances by type as a percentage of consolidated risk based capital:

	Total	Current Balance as Percentage Of Consolidated Risk Based Capital
	(Dollars In Thousands)
One-to-four family residential	$229,058	182.49%
Multi-family residential	29,416	23.44%
Construction	23,361	18.61%
Non-residential	255,348	203.44%
Secured by deposits	4,081	3.25%
Other	68,418	54.51%

Total	$609,682	485.74%

As discussed on page 3 of this report, the Company and the Bank are subject to an MOU issued by the OTS. A significant concern to the OTS was the level of the Bank’s non-residential real estate lending as compared to its risk based capital. The OTS considers all lending outside of loans secured by commercial equipment, consumer goods, and 1-4 family homes as non-residential real estate. At December 31, 2010, non-residential real estate loans totaled $255.3 million, or approximately 203.4% of total consolidated risk based capital. The Bank uses standardized industry codes known as NASICS codes to track the individual components of its loan portfolio, including our non-residential real estate loan portfolio. At December 31, 2010, the Bank’s non-residential real estate loan portfolio consisted of the following:

	Current Balance	Unadvanced Amount	Total Commitment
	(Dollars in Thousands)
Land	$60,063	2,756	62,819
Construction	5,179	865	6,044
Manufacturing	5,358	223	5,581
Professional, Technical	2,440	159	2,599
Retail Trade	12,664	545	13,209
Other Services	20,200	147	20,347
Finance & Insurance	144	19	163
Agricultural, Forestry, Fishing & Hunting	40,655	2,346	43,001
Real Estate and Rental and Leasing	49,017	1,221	50,238
Wholesale Trade	7,779	13,949	21,728
Arts, Entertainment & Recreation	5,981	126	6,107
Accomodations / Food Service	26,439	25	26,464
Healthcare and Social Assistance	10,588	94	10,682
Educational Services	38	—	38
Transportation & Warehousing	1,771	—	1,771
Information	3,099	28	3,127
Public Administration	119	332	451
Non-industry	3,426	—	3,426
Admin Support / Waste Mgmt	388	11	399

Total	$255,348	22,846	278,194

In addition to the measurements prescribed by the OTS in its MOU, management measures commercial real estate (CRE) concentrations as discussed in Concentrations of Commercial Real Estate Lending, Sound Risk Management Practices issued on December 12, 2006 jointly by the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (Federal Reserve) and the Federal Deposit Insurance Corporation (FDIC). In this guidance, the agencies make a significant distinction between owner-occupied CRE and non-owner occupied CRE. The agencies have a heighted level of concerned with those loans with risk profiles sensitive to the condition of the CRE market. CRE loans secured by non-farm non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are generally excluded from the guidance. Using the instructions provided in the FDIC call report, the Company estimates that 60% of our CRE portfolio (excluding land) consists of owner occupied properties. Management anticipates that this guidance will be applied to its operations after the merger of the OTS into the OCC in July 2011.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Loan originations:
One-to-four family residential	$83,568	$52,361	$81,107
Multi-family residential	13,480	10,285	23,007
Construction	18,537	20,352	56,606
Non-residential	74,798	65,125	74,223
Other	54,240	68,980	63,032

Total loans originated	244,623	217,103	297,975

Loan reductions:
Transfer to other real estate owned	11,505	1,473	1,246
(Increase) decrease in deferred loan origination fees, net of income	(102)	18	(35)
Change in allowance for loan losses	979	2,718	1,291
Loans sold	42,866	5,500	3,565
Loan principal payments	231,515	193,395	239,804

Net increase (decrease) in loan portfolio	($42,140)	$13,999	$52,104

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

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2010, the Bank’s 1-4 family loan servicing portfolio was approximately $24.2 million.

The Bank is permitted to lend up to 100% of the appraised value of the residential real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2010, the Bank held approximately $10.6 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2010, approximately $124,000 was past due more than 30 days or in non-accrual status.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to approximately $15.7 million at December 31, 2010. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2010, one-to-four family residential mortgage loans totaled approximately $229.1 million, or 37.6% of the Bank’s loan portfolio. The Bank originated approximately $42.9 million in loans were sold in the secondary market with servicing released. At December 31, 2010, the Bank had approximately $1.7 million in one-to-four family residential real estate loans past due more than ninety days or in non-accrual status.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2010, 87.1% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consists of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2010, approximately $188.9 million of the Bank’s residential mortgage portfolio consisted of closed end first and second mortgage loans. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2010, $27.6 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans that will mature after December 31, 2011. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

At December 31, 2010, the Bank had $40.2 million in home equity lines of credit outstanding and $29.6 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of between 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

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

Finally, adjustable rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although the 1% limitation on annual decreases in the loans’ interest rate tends to offset this effect. In times of declining interest rates, borrowers often refinance into fixed rate loan products, limiting the Bank’s ability to significantly increase its interest rate margin on adjustable rate loans in a declining interest rate market. In times of increasing interest rates, the 1% annual cap on increases in the interest rates tends to reduce refinancing activity and reduce the Bank’s net interest margin.

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

Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages. Such loans generally provide for disbursement in stages during a construction period of up to eighteen months, during which period the borrower is required to make payments of interest only. The permanent loans are typically 30-year adjustable rate loans, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence the month following the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank’s permanent mortgage loan financing prior to receiving construction financing for the subject property.

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

At December 31, 2010, the Bank’s loan portfolio included $23.4 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2010, approximately $12.9 million of construction loans were for one to four family dwellings, $5.5 million were for multi-family dwellings and $5.0 million were for non-residential real estate. At December 31, 2010, there were $1.5 million in construction loans past due more than ninety days or classified as non-accrual.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2010, the Bank had $29.4 million of multi-family residential loans, which amounted to 4.8% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2010, the Bank had approximately $255.3 million of such loans, which comprised 41.9% of its loan portfolio. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or non-residential real estate loans are made. At December 31, 2010, $301,000 in multi-family loans were past due more than 90 days or classified as non-accrual. At December 31, 2010, there were $1.0 million in non-residential real estate loans that were past due by 90 days or more or classified as non-accrual.

In 2010, the Company experienced a significant increase in the amount of delinquency and charge offs in the multi-family portfolio. In 2010, the Company charged off approximately $1.6 million in multi-family properties while transferring another $7.9 million to other real estate owned. The increase in delinquency, other real estate owned and loan losses for multi-family loans is the result of a small number of customer relationships that have been affected by the deployment of military personnel. At December 31, 2010, the Company’s allowance for loan loss includes $2.0 million in reserve for multi-family loans and $4.0 million in reserve for non-residential real estate loans.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2010, loans on deposit accounts totaled $4.1 million, or 0.7% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2010, other consumer loan accounts totaled $14.0 million, or 2.3% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2010, there was $23,000 in consumer loans delinquent 90 days or more or classified as non-accrual.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2010, the Bank’s commercial loans amounted to $54.4 million, or 8.9% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by business assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2010, there was $97,000 in commercial loans delinquent 90 days or more or classified as non-accrual.

Non-accrual Loans and Other Problem Assets

The Bank’s non-accrual loans totaled 0.82% of total loans at December 31, 2010. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 1.37% at December 31, 2010.

The following table sets forth information with respect to the Bank’s non-accrual loans at the dates indicated. No loans were recorded as restructured loans within the meaning of Financial Accounting Standards Board (FASB) ASC 310.40 at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
		(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$42	$93
Non-residential real estate	—	—	—	—	—
Consumer	—	—	—	4	8

Total	—	—	—	46	101

Non-Accrual Loans:
Construction	1,541	572	341	—	—
Multi-family	301	4,851	—	—	—
Residential real estate	1,662	1,399	1,340	476	599
Land	363	3,503	5,052	—	—
Non residential real estate	1,043	490	427	46	61
Consumer	23	27	55	—	—
Commercial	97	367	106	25	102

Total non-accrual loans	$5,030	$11,209	$7,321	$593	$863

Percentage of total loans	0.82%	1.72%	1.16%	0.10%	0.17%

At December 31, 2010, the Bank had $5.0 million in loans outstanding which were classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. In determining the classification of an asset, the Company utilizes a Classified Asset Committee consisting of members of senior management, accounting, credit analysis, loan administration, loan review, internal audit and collections. The committee is charged with determining the value of assets that are potentially impaired as well as the accurate reporting of Troubled Debt Restructuring (“TDR”) assets as defined on page 15 and 16 of this report. The committee’s function is an important step in management’s determination as to the necessary level of funding required in the Company’s allowance for loan loss account.

An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. A substandard classification may also result from the change in business purpose of a loan and / or its collateral. For example, a home builder who intends to sell a home upon completion changes his mind due to market conditions and places the home in a rental portfolio that he maintains. The Company may allow the builder to do this if he has experience in this line of business but requires the customer to refinance the home on a twenty year term with monthly principal and interest payments. The change of business purpose (built for sale then converted to rental) requires that the Company classify the loan as substandard and review the collateral for impairment. After a period of time of satisfactory loan performance and having satisfactory financial trends, the Company may gradually upgrade the loan from substandard to satisfactory. The typical time for a loan to receive an upgrade from a substandard to satisfactory is twelve to eighteen months of continuous satisfactory performance.

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

Assets classified as substandard or doubtful require a savings institution to conduct an impairment test to determine if the establishment of a specific reserve against the allowance for loan loss account is necessary. Typically, the basis for a loan impairment test is the current market value of the collateral, discounted to allow for selling and carrying cost. Typically, new appraisals on 1-4 family properties are discounted 10% to 15% from the appraised value while land and commercial real estate are discounted at 15% to 25% of new appraised values depending on the perceived marketability of the property.

The Company requires a new appraisal for all impairment testing of collateral when the loan balance exceeds $100,000. For loans less than $100,000, the Company may choose to use an old appraisal and provide additional discounts to the appraised value in determining the amount of specific reserve required. In the last twelve months, the Company has found that appraisers face an increase in request for services and the time between a request for an appraisal and its completion is longer than normal, up to sixty days for complex multi-family or commercial properties. During the interim, the Company may chose to use an old appraisal with larger discounts to ascertain the likelihood of a loan impairment until a current appraisal is received.

If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. A commercial bank with the FDIC, OCC or state regulator will typically require the bank to immediately charge off any portion of the asset-classified loss. The Company anticipates that our accounting policies will change during the third quarter of 2011 to meet the practices as prescribed by the OCC, which will become the Bank’s primary regulator after July 21, 2011. Therefore, it is highly likely that the Bank’s loan charge offs will increase during the second and third quarter of 2011 as it begins to implement OCC accounting requirements for impaired loans. The higher level of charge offs are likely to result in lower levels of non-performing loans and a decrease in the allowance for loan loss. However, the net economic effect to the Company should be negligible as the charge offs should reduce the overall future loss exposure to the Company’s loan portfolio as future losses are realized prior to the sale of collateral.

Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2010, the Bank had $57.1 million in assets classified as substandard and $1.5 million in assets classified as doubtful. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by FASB ASC 942-310-45-1.

As depicted in the table below, the level of impaired assets increased significantly in 2010 as compared to 2009. The increase was primary the result of continued weakness in the local and national economy and the deployment of army personnel from Fort Campbell to the Middle East. The increase in classified assets does not necessarily translate into increased losses and charge offs as many customer classified as substandard continue to pay as agreed. The business results of these customers may be weaker as compared to prior years given the difficulties in the economy. Despite these challenges, most customers continue to make payments as agreed.

The tables below provide a summary of loans classified by the Bank as special mention, substandard and doubtful by category for the twelve month period ended December 31, 2010, and December 31, 2009. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

	Special Mention	Substandard	Doubful	Specific Allowance for Impairment
	(Dollars In Thousands)
December 31, 2010
One-to-four family mortgages	$8,121	8,388	298	350
Home equity line of credit	499	333	230	77
Second mortgages	495	187	—	105
Multi-family	—	3,017	301	178
Construction	3,292	3,702	203	108
Land	16,930	13,275	—	588
Non-residential real estate	11,089	22,780	421	2,540
Consumer assets owned by bank	205	367	—	85
Commercial loans	2,314	5,092	17	255

Total	$42,945	57,141	1,470	$4,286

	Special Mention	Impaired Loans		Specific Allowance for Impairment
		Substandard	Doubful
	(Dollars In Thousands)
December 31, 2009
One-to-four family mortgages	3,325	3,781	—	337
Home equity line of credit	80	165	—	6
Second mortgages	64	80	—	43
Multi-family	524	10,039	39	1,004
Construction	—	1,850	—	217
Land	9,609	6,067	23	177
Non-residential real estate	15,821	7,837	75	396
Consumer assets owned by bank	149	680	—	159
Commercial loans	1,365	332	366	173

Total	30,937	30,831	503	2,512

Troubled Debt Restructuring

Due to challenges in the local and national economy that persisted into 2010, the Company has had more of its customers incur financial problems. These customers may request temporary or permanent modification of loans in an effort to avoid foreclosure. The Company analyzes each request separately and grants loan modifications based on the customer’s ability to eventually repay the loan and return to the original loan terms, the customer’s current loan status and the current and projected future value of the bank’s collateral. Loans that are modified as a result of a customer’s financial distress are classified as TDR. The classification of a loan as TDR is important in that it indicates that a particular customer may not be past due but represents a credit weakness due to the bank’s willingness to modify loan terms based on the financial weakness of the borrower.

The classification of a loan as a TDR may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin. In 2010, the most significant additions to the Company’s TDR listing are the result of a May 2010 flood that occurred in middle Tennessee. During 2010, the Company added $7.8 million in loans classified as TDR that were directly the result of the middle Tennessee flood. At December 31, 2010, TDR loans affected by the May 2010 flood included $2.3 million in 1-4 family homes, approximately $2.5 million in commercial real estate and approximately $250,000 in multi-family loans. At December 31, 2010, the Company incurred loss on flood affected TDR loans of approximately $345,000.

At December 31, 2010, the Company had $11.0 million in loans classified as TDR, with $7.9 million of reported TDR’s performing as agreed by the loans modified terms. At December 31, 2010, non-performing TDRs included $1.5 million in construction loans and $1.3 million in 1-4 family mortgage loans. At December 31, 2010, the Company had $406,000 in specific reserves of the allowance for loan loss account allocated to loans classified as performing TDRs and $2.4 million in specific reserves for non-performing TDRs. A summary of loans classified as TDR and the respective TDR for the twelve month period ended December 31, 2010 can be found in the table below:

	Activity During 2010
	Balance 12/31/2009	Foreclosures	Charge offs	Removed Current / Sold	Additions	Balance 12/31/2010
	(Dollars In Thousands)
One-to-four family mortgages	$750	—	(225)	(287)	3,808	4,046
Multi-family	7,976	(6,696)	(1,034)	—	—	246
Construction	1,077	—	—	—	464	1,541
Land	—	—	—	—	512	512
Non-residential real estate	1,062	—	(500)	(400)	3,753	3,915
Consumer assets owned by bank	11	—	(11)	—	69	69
Commercial loans	14	—	(14)	—	700	700

Total	$10,890	(6,696)	(1,784)	(687)	9,306	11,029

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at its current market price. The current market price is determined by obtaining an appraisal prior to the acquisition of the property. When such property is acquired, it is recorded at its fair value less estimated costs of sale. In the last eighteen months, the Company has determined that properties acquired through foreclosure have experienced a significant loss in market value as compared to the market value at the time of the origination of the loan. At the time of foreclosure, the collateral is reduced in value to its fair market value less holding and selling expenses and the remaining balance is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. The value of other real estate owned is periodically evaluated, no less than annually, to ascertain its current market value. Additional reductions in market value or recognized as an expense through a charge to losses on real estate owned. At December 31, 2010, the Bank’s real estate and other assets owned totaled $9.8 million.

The following table sets forth information with respect to the Bank’s real estate and other assets owned at December 31, 2010, and December 31, 2009.

	2010	2009
	(Dollars in Thousands)
One-to-four family first mortgages	$534	438
Multi-family	7,266	425
Construction	624	468
Land	482	225
Non-residential real estate	900	312
Consumer assets owned by bank	6	15

Total real estate and other assets owned	$9,812	1,883

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

Financial institutions must provide adequate disclosure of the methodology used regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. The Company utilizes a combination of its one year loss history and the sum of all impairment testing completed on individually classified loans.

The Company uses a one year charge off history to provide an allowance for loan loss balance on loans not individually tested for impairment. The charge off history is weighted using the sum of the year’s digits. This method provides the a 40% weight to the most recent quarters losses, then 30% for the prior quarters losses, 20% for the 2nd prior quarters losses and 10% for the fourth quarter losses.

Using this method, the Company’s trends for increasing or decreasing levels of charge offs may materially impact the funding level of the allowance for loan loss account. Additional, the Company reserves the loss amount of any loans deemed to be impaired.

Financial institutions regulated by the OCC and FDIC are required to immediately charge off any portion of a loan that is deemed to be impaired. After July 21, 2011, the Company anticipates that this requirement will be applied to it as well, eliminating all specific reserves for impaired loans.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$8,851	$6,133	$4,842	$4,470	$4,004
Loans charged off:
Commercial loans	(4,354)	(530)	(364)	(110)	(117)
Consumer loans and overdrafts	(472)	(662)	(685)	(625)	(628)
Residential real estate	(464)	(644)	(365)	(186)	(258)

Total charge-offs	(5,290)	(1,836)	(1,414)	(921)	(1,003)

Recoveries	299	355	288	317	261

Net loans charged off	(4,991)	(1,481)	(1,126)	(604)	(742)

Credit devaluation of purchased loans	—	—	—	—	185
Provision for loan losses	5,970	4,199	2,417	976	1,023

Balance at end of period	$9,830	$8,851	$6,133	$4,842	$4,470

Ratio of net charge-offs to average loans outstanding during the period	0.78%	0.20%	0.20%	0.11%	0.16%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$1,454	37.6%	$2,209	37.0%	$2,693	35.3%	$1,910	38.4%
Construction	657	3.8%	514	5.1%	393	9.8%	292	8.7%
Multi-family residential	2,021	4.8%	1,344	7.1%	445	5.8%	307	4.2%
Non-residential	4,893	41.9%	3,231	39.0%	443	35.2%	265	31.5%
Secured by deposits	—	0.7%	—	0.6%	—	0.6%	—	0.7%
Other loans	805	11.2%	1,553	11.2%	2,159	13.3%	2,068	16.5%

Total allowance for loan losses	$9,830	100.0%	$8,851	100.0%	$6,133	100.0%	$4,842	100.0%

	At December 31, 2006
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
One-to-four family	$339	45.2%
Construction	295	7.9%
Multi-family residential	22	2.4%
Non-residential	1,044	29.4%
Secured by deposits	—	0.8%
Other consumer loans	2,770	14.3%

Total allowance for loan losses	$4,470	100.0%

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

At December 31, 2010, securities, including FHLB stock, with an amortized cost of $359.6 million and an approximate market value of $362.1 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Company or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $79.0 million mortgage-backed security portfolio and $31.9 million CMO portfolio at December 31, 2010, approximately $40.0 million were originated through GNMA, approximately $33.6 million were originated through FNMA, approximately $33.8 million were originated through FHLMC, and approximately $3.5 million are Whole Loan CMO’s.

Typically, the collateral in Whole Loan CMO’s include jumbo mortgages that exceeded the limits provided by federal agencies and do not have a federal government or agency guarantee. The issuers of Whole Loan CMO’s receive an AAA rating by credit rating agencies by providing an overabundance of collateral to secure these investments. In capital computations, Whole Loan CMO’s are risk rated 20%, the same of FNMA and FHLMC. At December 31, 2010, the Company owns two securities, with a combined market value of $1.75 million that have been downgraded below investment grade. During the fourth quarter of 2009, the Company incurred a $200,000 Other Than Temporary Impairment charge to recognize potential losses on these securities due to higher than anticipated defaults within their portfolios. Whole Loan CMO’s that fail to maintain an AAA rating from S&P or Moody’s are risked weighted 100%. See Note 2 of Notes to Audited Financial Statements for further details.

Mortgage-backed securities are typically issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security.

Amortizing U.S. Agency securities owned by the Company are similar in structure to mortgage backed securities. The Company owns two types of amortizing agency securities, both of which are issued with the full faith and credit guarantee of the Small Business Administration (SBA). The Small Business Investment Corporation (SBIC) bonds include pools of SBA loans for business equipment with a ten year maturity. The Small Business Administration Participation Notes (SBAP) has a twenty year maturity and are secured by pools of commercial real estate loans guaranteed by the SBA. Both investments provide superior yields to mortgage backed securities with a credit rating equal to GNMA and superior to FHLMC and FNMA. The actual cash flows and prepayment speeds for SBIC and SBAP bonds are typically slower than similar maturities for mortgage backed securities due to the cost of refinancing SBA loans.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)
FHLB stock, restricted	$4,378	$4,281	$4,050
Securities available for sale:
U.S. Agency securities, non-amortizing	33,988	54,561	53,415
U.S. Agency securities, amortizing	130,416	64,414	64,200
Mortage-backed securities	110,872	115,382	108,744
Tax free municipal bonds	64,393	51,154	18,092
Taxable municipal bonds	16,792	2,754	—
Trust preferred security	1,277	1,426	1,623
Corporate bonds	—	—	878
Securities held to maturity:
Mortage-backed securities	—	—	454

Total investment securities	$362,116	$293,972	$251,456

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2010. At such date, $26.1 million of the agency securities were callable and/or due on or before December 31, 2013. At December 31, 2010, $9.3 million were callable before December 31, 2011. The Bank had securities that may be called only one time totaling $12.7 million that are callable in the year ending December 31, 2012, and $4.1 million that are callable only once on February 26, 2013. In addition, approximately $130.4 million in small business administration amortizing bonds require periodic principal payments. At December 31, 2010, $69.8 million of municipal securities (both taxable and tax free) were callable and/or due between January 2011 and December 2020. The average yield for the tax free municipal security portfolio is quoted as a taxable equivalent yield.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
.	(Dollars in thousands)
Non-amortizing U.S. agency securities	$—	—%	$2,074	2.25%	$12,056	3.28%	$19,858	4.40%	$33,988	$33,988	3.87%

Taxable municipal bonds	$—	—%	$407	3.25%	$1,990	4.81%	14,395	4.94%	$16,792	$16,792	4.87%

Tax free municipal bonds	$328	4.17%	$4,291	4.59%	$8,469	5.46%	$51,305	6.11%	$64,393	$64,393	5.91%

Trust preferred	—	—	—	—	—	—	$1,277	8.00%	$1,277	$1,277	8.00%

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2010, the Bank had $75.7 million in brokered deposits as compared to $83.3 million at December 31, 2009. In addition to brokered deposits, the Bank has deposits through the CDARS program of $15.7 million at December 31, 2010, that are classified as brokered deposits by the OTS. The Bank often chooses these to use longer termed brokered deposits as a substitute for local deposits which can be expensive in the Bank’s local market. All brokered deposits are FDIC insured.

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

Savings deposits in the Bank at December 31, 2010, were represented by the various types of savings programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
— %	None	Non-interest bearing	$100	$69,139	8.4%
0.05%*	None	NOW accounts	1,500	138,936	16.8%
0.20%	None	Savings & money market	10	63,848	7.7%

				271,923	32.9%

		Certificates of Deposit
0.75%	3 months or less	Fixed-term, fixed rate	1,000	51,473	6.2%
1.30%	3 to 12 months	Fixed-term, fixed-rate	1,000	238,943	28.9%
1.45%	12 to 24-months	Fixed-term, fixed-rate	1,000	106,155	12.8%
2.10%	24 to 36-months	Fixed-term, fixed-rate	1,000	109,428	13.2%
2.40%	36 to 48-months	Fixed-term, fixed-rate	1,000	25,901	3.1%
3.00%	48 to 60-months	Fixed-term, fixed rate	1,000	23,106	2.9%

				555,006	67.1%

				$826,929	100.0%

*	Represents current interest rate offered by Heritage Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2010		2009		2008
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$191,661	$570,757	$155,956	$542,411	$166,745	$415,072
Average Rate	0.94%	2.73%	1.06%	3.10%	2.91%	3.84%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2010	% of Deposits	Increase (Decrease) from December 31, 2009	Balance at December 31, 2009	% of Deposits	Increase (Decrease) from December 31, 2008
	(Dollars in thousands)
Non-interest bearing	$69,139	8.4%	$608	$68,531	8.6%	$11,397
Demand & Now	138,936	16.8%	33,115	105,821	13.3%	16,272
Savings & MMDA	63,848	7.7%	3,439	60,409	7.6%	2,035
Time deposits	555,006	67.1%	(4,377)	559,383	70.5%	51,435

Total	$826,929	100.0%	$32,785	$794,144	100.0%	$81,139

	Balance at December 31, 2008	% of Deposits	Increase (Decrease) from December 31, 2007	Balance at December 31, 2007	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$57,134	8.0%	$4,908	$52,226	8.7%
Demand & NOW	89,549	12.6%	(12,157)	101,706	17.0%
Savings & MMDA	58,374	8.2%	(5,186)	63,560	10.6%
Time deposits	507,948	71.2%	126,687	381,261	63.7%

Total	$713,005	100.0%	$114,252	$598,753	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)
0.01 - 2.00%	$206,126	$121,759	$16,569
2.01 - 4.00%	280,943	170,233	191,430
4.01 - 6.00%	67,370	266,857	299,446
6.01 - 8.00%	567	534	503

Total	$555,006	$559,383	$507,948

The following table sets forth the amount and maturities of time deposits at December 31, 2010.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$143,813	$30,115	$21,864	$10,334	$206,126
2.01 - 4.00%	108,321	59,118	75,073	38,431	280,943
4.01 - 6.00%	49,464	16,922	766	218	67,370
6.01 - 8.00%	567	—	—	—	567

Total	$302,165	$106,155	$97,703	$48,983	$555,006

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$25.4
Over three through six months	41.6
Over six through 12 months	73.8
Over 12 months	148.3

Total	$289.1

Certificates of deposit at December 31, 2010, included approximately $289.1 million of deposits with balances of $100,000 or more, compared to $266.8 million and $218.9 million at December 31, 2009 and December 31, 2008, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Deposits	$321,997	$401,246	$437,661
Withdrawals	299,929	332,506	336,464

Net increase before interest credited	22,068	68,740	101,197
Interest credited	10,717	12,399	13,055

Net increase in deposits	$32,785	$81,139	$114,252

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $81.9 million at December 31, 2010, and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans, multi-family residential real estate loans and non-residential real estate loan held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2010, the three-month Libor rate was 0.30%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement calls for the Bank to pay a fixed rate of 7.27% until October 8, 2015, on $10.0 million and receive payment equal to the three month libor plus 3.10%. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. At December 31, 2010, the cost to the Bank to terminate the swap is approximately $1,088,000.

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

At June 30, 2010, the Bank had a 15.9% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Regions Bank of Alabama with a 9.1% deposit market share and Branch Bank & Trust of North Carolina with a 8.8% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2010, the Company and the Bank had 252 full-time and 11 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminates our current primary federal regulator and subjects savings and loan holding companies to greater regulation. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

Elimination of OTS. The Dodd-Frank Act calls for the elimination of the OTS, which is our primary federal regulator and the primary federal regulator of the Bank on July 21, 2011. At that time, the primary federal regulator of HopFed Bancorp, Inc. will become the Federal Reserve System, and the primary federal regulator for the Bank will become the OCC. The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank. Prior to the elimination of the OTS, the Federal Reserve and OCC will provide a list of the current regulations issued by the OTS that each will continue to apply. OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

Holding Company Capital Requirements. Effective as of the transfer date, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets. The Company has trust preferred securities, but is exempt from these standards.

Federal Preemption. A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which we are chartered. Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law. Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test. Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve. In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Ratio of Earnings to Fixed Charges.

The table below is a Company’s computation of earnings to fixed charges for the years ended December 31, 2010, through December 31, 2006. (All dollars in thousands).

	2010	2009	2008	2007	2006
Including interest on deposits
Earnings
Pre-tax income	$9,129	2,372	6,567	5,844	5,608
Add: fixed charges from below	22,246	26,312	26,420	28,891	23,288

	$31,375	28,684	32,987	34,735	28,896

Fixed Charges:
Total interest expense	$22,246	26,312	26,420	28,891	23,288
Preference security dividend	1,394	1,394	56	—	—

Including preference security dividend	$23,640	27,706	26,476	28,891	23,288

Ratio of earnings to fixed charges	1.41	1.09	1.25	1.20	1.24

Including preference security dividend	1.33	1.04	1.25	1.20	1.24

Excluding interest on deposits
Earnings
Pre-tax income	$9,129	2,372	6,567	5,844	5,608
Add: fixed charges from below	4,862	5,479	5,631	6,612	6,383

	$13,991	7,851	12,198	12,456	11,991

Fixed Charges:
Total interest expense excluding interest paid on deposits	$4,862	5,479	5,631	6,612	6,383
Preferred security dividend	1,394	1,394	56	—	—

Including preference security dividend	$6,256	6,873	5,687	6,612	6,383

Ratio of earnings to fixed charges	2.88	1.43	2.17	1.88	1.88

Including preference security dividend	2.24	1.14	2.14	1.88	1.88

Limitations on Capital Distributions. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the OTS capital distribution regulations, a savings institution that (i) qualifies for expedited treatment of applications by maintaining one of the two highest supervisory examination ratings, (ii) will be at least adequately capitalized after the proposed capital distribution and (iii) and is not otherwise restricted by applicable law in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount would require prior OTS approval. However, given the current economic climate, OTS has publically stated that it is carefully reviewing every dividend request and has informed the Company that it must seek approval prior to any future declaration of dividends to common shareholders.

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

As a condition in the Company’s MOU signed April 30, 2010, the Company must make a request to the OTS prior to the payment of any dividends from either the Bank to the Company or from the Company to its common shareholders. The Company may continue to pay dividends on preferred stock and interest on subordinated debentures as long as the Bank’s Tier 1 Capital Ratio exceeds 9% and its Total Risk Based Capital Exceeds 12%. At December 31, 2010, the Bank’s Tier 1 and Total Risk Based Capital Ratios were 9.37% and 16.22%, respectively.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board (the “FRB”), all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2010.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2010.

Emergency Economic Stabilization Act of 2008, Federal Deposit Insurance Corporation, Financial Stability Plan, American Recovery and Reinvestment Act of 2009, Homeowner Affordability and Stability Plan, and Other Regulatory Developments

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the EESA was enacted, enabling the federal government to insure troubled assets of financial institutions and collect fees from institutions participating in this program under the terms and conditions set forth by the Secretary of the Treasury. EESA includes, among other provisions: (a) the $700 billion Troubled Asset Relief Program (“TARP”), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.

Troubled Assets Relief Program

Under TARP, the United States Department of the Treasury authorized a voluntary capital purchase program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate. Participating companies must adopt certain standards for executive compensation, including prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends paid to common shareholders.

On December 12, 2008, the Company agreed to participate in the CPP and issued and sold 18,400 shares of preferred stock for $18.4 million. The preferred stock pays a cash dividend of 5% per year for the first five years and then increases to 9% per year thereafter. In addition, the Company issued the United States Treasury warrants to purchase up to 243,816 shares of its common stock at a strike price of $11.32 per share. The warrants are immediately exercisable and have a ten year final maturity. The warrants outstanding were adjusted to 248,692 shares and the strike price was adjusted to $11.098 per share as a result of a 2% stock dividend paid to shareholders of record at September 30, 2010.

Financial Stability Plan

On February 10, 2009, the Financial Stability Plan (“FSP”) was announced by the United States Department of the Treasury. The FSP is a comprehensive set of measures intended to improve the health of the financial system. The key elements of the FSP include making additional capital injections into financial institutions, creating a private – public investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The Treasury Department has indicated more details regarding the FSP are to be announced.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the United States economy in the wake of the economic downturn brought about by the subprime mortgage crisis and resulting liquidity and credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

Under ARRA, an institution will be subject to the following restrictions and standards through out the period of which any obligation arising from the financial assistance provide under TARP remains outstanding:

•	Limits on incentive compensation for risk taking by senior executive officers.

•	“Claw Back” provisions for compensation paid based or inaccurate financial information.

•	Prohibition on “Golden Parachute Payments”.

•	Limitations on luxury expenditures.

•	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

•	Publically registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

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

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the current bank regulatory structure. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will eliminate the Office of Thrift Supervision. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies. As a result, the Company will become subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision. These changes to our regulators will occur on the transfer date, which is expected to be July 21, 2011.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company's currently outstanding trust preferred securities will be grandfathered. Savings and loan holding companies like the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, five years from the date of enactment, savings and loan holding companies will become subject to the same capital requirements as bank holding companies. Savings and loan holding companies are immediately subject to the source of strength doctrine, under which a holding company must serve as a source of financial strength for its depository institution subsidiaries.

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

EESA, which established the TARP, was signed into law in October 2008. As part of TARP, the Treasury established the Capital Purchase Program (CPP) to provide up to $700 billion of funding to eligible financial institutions through the purchase of preferred shares and other financial instruments with the stated purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 12, 2008, the Company accepted an $18.4 million treasury investment of preferred stock with terms that included a 5% dividend that increases to 9% after five years. The Company issued 243,816 common stock warrants that are immediately issued and have a strike price of $11.32 and have a ten year maturity. The amount of common warrants outstanding has been adjusted to 248,692 and the strike price adjusted to $11.098 as a result of a 2% common stock dividend paid on October 18, 2010, to shareholders of record on September 30, 2010.

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

The Company and the Bank each are required to comply with the terms of a Memorandum of Understanding (MOU) issued by the OTS and lack of compliance could result in monetary penalties and/or regulatory actions.

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

The MOU will remain in effect until stayed, modified, terminated or superseded by the OTS. If the OTS, or after July 21, 2011 the OCC, were to determine that the Company or the Bank were not in compliance with their respective MOUs, it would have available numerous remedies. Management continues to take actions necessary to comply with the MOUs requirements. The OTS or OCC may determine, however, in its sole discretion that the issues raised have not been addressed satisfactorily, or any current or past action, violation or deficiencies could be subject to future regulatory enforcement actions. Such enforcement actions could result in penalties or additional limitations on the Company’s business.

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

The Company operates eighteen offices located in Middle Tennessee and Western Kentucky. The Company maintains significant business relationships in the markets in which it operates as well as the communities adjoining our offices. Therefore, the Company’s success is directly tied to the economic viability of our markets which may not be representative of the country as a whole. In 2010, the Company’s market had unemployment rates ranging from 9% to 12%. While the Company believes that its credit quality has been strong given the current environment, continued economic stress in the market may result in an increase in non-performing loans and charge offs. Given the limited geographic footprint of our Company, the economic conditions in our marketplace may not be reflective of the entire nation.

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

We have increased levels of other real estate owned, primarily as the result of foreclosures, and we anticipate higher levels of real estate expense.

As a result in an increase in non-performing loans, the Company has experienced in increase in both the dollar amount and number of other real estate owned properties acquainted through the foreclosure process. The Company ensures numerous types of both operating and non-operating expenses while holding property for sale. Typically, the Company hires a property management company to manage the day to day functions and market the property for sale. These expenses typically included property taxes, property maintenance and repairs. In today’s economic climate, the majority of properties face the significant risk of a decline in value. The Company periodically, but no less than annually, evaluates the market value of each property classified as other real estate owned. The Company recognizes both expenses related to holding the property and any reduction in the market value of the collateral as an expense in the current period. Therefore, holding large amounts of other real estate owned is likely to reduce the Company’s level of interest earning assets, reducing interest income and increasing non-interest expenses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2010.

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
	(In thousands)
Main Office:
4155 Lafayette Road
Hopkinsville, Kentucky	2006	Owned	$5,770	24,072
Branch Offices:
2700 Fort Campbell Boulevard
Hopkinsville, Kentucky	1995	Owned	$1,437	17,625
Downtown Branch Office
605 South Virginia Street
Hopkinsville, Kentucky	1997	Owned	$135	756
Murray South Office
210 N. 12th Street
Murray, Kentucky	2003	Owned	$1,748	5,600
Murray North Office
1601 North 12th Street
Murray, Kentucky	2007	Owned	$1,310	3,400
Cadiz Branch Office
352 Main Street
Cadiz, Kentucky	1998	Owned	$381	2,200
Elkton Branch Office
536 W. Main Street
Elkton, Kentucky	1976	Owned	$120	3,400
Benton Branch Office
105 W. 5th Street
Benton, Kentucky	2003	Owned	$522	4,800
Calvert City Office
35 Oak Plaza Drive
Calvert City, Kentucky	2003	Owned	$1,176	3,400
Carr Plaza Office
607 N. Highland Drive
Fulton, Kentucky	2002	Owned	$208	800
Lake Street Office
306 Lake Street
Fulton, Kentucky	2002	Owned	$1,077	15,000
Fall & Fall Insurance Office
101 Main Street
Fulton, Kentucky	2002	Owned	$13	3,200
Clarksville Main Street
322 Main Street
Clarksville, Tennessee	2007	Owned	$1,661	10,000
Trenton Road Branch
3845 Trenton Road
Clarksville, Tennessee	2006	Owned	$2,578	3,362
Madison Street Office
2185 Madison Street
Clarksville, Tennessee	2007	Owned	$1,801	3,950
Houston County Office
1102 West Main Street
Erin, Tennessee	2006	Owned	$544	2,390
Ashland City Office
108 Cumberland Street
Ashland City, Tennessee	2006	Owned	$1,387	7,058
Pleasant View Office
2556 Highway 49 East
Pleasant View, Tennessee	2006	Owned	$739	2,433
Kingston Springs Office
104 West Kingston Springs Road
Kingston Springs, Tennessee	2006	Owned	$1,682	9,780

Total			$24,289

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At December 31, 2010 there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	Removed and Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Peck. Mr. Peck has served as President and Chief Executive Officer of both the Company and the Bank since July 2000. Prior to that, Mr. Peck was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County. Mr. Peck was a past board member and president of the Christian County Chamber of Commerce, Jennie Stuart Hospital and Calloway County Hospital. Mr. Peck holds a Bachelor of Science of Business of Administration in Finance from the University of Louisville. Mr. Peck is a graduate of the Louisiana State University School of Banking. Mr. Peck is a member and serves on the finance committee of the First Baptist Church of Hopkinsville.

Michael L. Woolfolk. Mr. Woolfolk has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Prior to that, he was President of First-star Bank-Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank. Mr. Woolfolk is a member of First Baptist Church of Hopkinsville.

Billy C. Duvall. Mr. Duvall has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and a Principal Examiner with the National Credit Union Administration. Mr. Duvall holds a Bachelor of Business Administration from Austin Peay State University in Accounting and Finance. Mr. Duvall is a Certified Public Accountant of Virginia. Mr. Duvall is the current board chairman for the Pennyroyal Mental Health Center, a member of the Hopkinsville Kiwanis club and a member of Southside Church of Christ in Hopkinsville.

Michael F. Stalls. Mr. Stalls has served as Senior Vice President, Chief Credit Officer of the Bank since May 28, 2004. Prior to that, he was Senior Vice President and Chief Credit Officer for the southern Tennessee markets of Regions Bank. Mr. Stalls holds a Bachelor of Business Administration with a concentration in Finance from Murray State University and is a graduate of the Louisiana State University School of Banking. Mr. Stalls is a member and board trustee of the First United Methodist Church of Hopkinsville.

All officers serve at the discretion of the boards of directors of the Company or the Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.12 per share was declared in each of the four quarters in 2009 and the first and second quarter of 2010. A cash dividend of $0.08 per share was declared in the third and fourth quarter of 2010. The Company paid a 2% stock dividend during the third quarter of 2010. As a participant in the U.S. Treasury’s Capital Purchase Program, the Company may not increase its cash dividend without the express written approval of the Treasury Department. As agreed upon in the previously mentioned Memorandum of Understanding and Agreement between the Office of Thrift Supervision and the Company, we must obtain prior written permission from the Southeastern Regional Director of the Office of Thrift Supervision prior to the payment of any cash dividend. The high and low price range of the Company’s common stock for 2010 and 2009 is set forth below and has been adjusted to reflect the 2% stock dividend paid to shareholders of record at September 30, 2010:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	High	Low	High	Low
First Quarter	$12.25	$9.12	$12.25	$8.26
Second Quarter	$14.74	$8.82	$9.56	$7.97
Third Quarter	$9.63	$8.91	$11.28	$9.07
Fourth Quarter	$9.30	$8.83	$10.78	$9.15

At March 28, 2011, the Company estimates that is has approximately 2,900 shareholders, with approximately 1,600 reported in the name of the shareholder and the remainder recorded in street name.

On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional 125,000 of the Company’s common stock, or approximately 3.5% of the total shares outstanding. The purchases are being made from time to time on the NASDAQ Stock Market at prices prevailing on that market or in privately negotiated transactions at management’s discretion, depending on market conditions, price of the Company’s common stock, corporate cash requirements and other factors. The Company has repurchased a total of 515,555 shares of common stock under all current and prior repurchase programs. The Company’s current repurchase plan has expired. The Company’s participation in the United States Treasury’s Capital Purchase Program precludes it from repurchasing additional treasury shares for a three year period. The Company issued 112,639 shares of treasury stock as part of its common equity offering in June 2010. The Company currently has 402,916 shares of treasury stock.

See Note 16 of Notes to the Consolidated Financial Statements regarding the restrictions on the payment of cash dividends by the Company and the Bank.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2010 (Exhibit No. 13.1) is incorporated herein by reference. See Note 21 of Notes of Consolidated Financial Statements which is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2010 (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2010 (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2010 (Exhibit No. 13.1) are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2010.

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

Date:	March 31, 2011	By:	/s/ JOHN E. PECK
John E. Peck
President and Chief Executive Officer

		By:	/s/ BILLY C. DUVALL
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2010, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2010, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2010, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2010, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2010, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2010, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2010, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2010, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2010 and 2009.

3.	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

7.	Notes to Consolidated Financial Statements.

(b)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 1.1. Underwriting Agreement by and between Registrant and Howe Barnes Hoefer & Arnett, Inc. as the underwriter, dated as of June 16, 2010. Incorporated herein by reference to Exhibit No. 1.1 to Registrant’s Current Report on Form 8-K dated and filed on June 17, 2010.

Exhibit No. 2.1. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.2 Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed on December17, 2008).

Exhibit No. 3.3 Bylaws, as amended. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated December 5, 2007 (filed on December6, 2007).

Exhibit No. 4.1. Form of Common Stock Certificate incorporated herein by reference to Exhibit No. 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 4.2 Warrant to Purchase up to 243,816 shares of Common Stock. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed December 17, 2008).

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

Exhibit No. 10.17 Form of Letter Agreement, executed by each of Messrs. John E. Peck, Michael L. Woolfolk, Michael F. Stalls, Billy C. Duvall, and Keith Bennett with Registrant. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed December 17, 2008)

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2010, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

HOPFED BANCORP, INC. (Registrant)

Date:	March 31, 2011	By:	/s/ JOHN E. PECK
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ JOHN E. PECK	March 31, 2011
John E. Peck
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ BILLY C. DUVALL	March 31, 2011
Billy C. Duvall
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ GILBERT E. LEE	March 31, 2011
Gilbert E. Lee
Chairman of the Board

/s/ BOYD M. CLARK	March 31, 2011
Boyd M. Clark
Director, Vice President and Secretary

/s/ STEVE HUNT	March 31, 2011
Steve Hunt
Director

/s/ HARRY J. DEMPSEY	March 31, 2011
Harry J. Dempsey
Director

/s/ TED KINSEY	March 31, 2011
Ted Kinsey
Director

/s/ THOMAS I. MILLER	March 31, 2011
Thomas I. Miller
Vice-Chairman of the Board