Form 10-Q
period 2011-03-31
HOPFED BANCORP INC
filed 2011-05-16
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    No  ☐

As of May 10, 2011, the Registrant had outstanding 7,336,493 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$53,586	54,042
Interest-earning deposits in Federal Home Loan Bank	20,583	6,942

Cash and cash equivalents	74,169	60,984
Federal Home Loan Bank stock, at cost	4,378	4,378
Securities available for sale	356,117	357,738
Loans receivable, net of allowance for loan losses of $13,944 at March 31, 2011, and $9,830 at December 31, 2010	580,729	600,215
Accrued interest receivable	5,790	6,670
Real estate and other assets owned	9,008	9,812
Bank owned life insurance	8,908	8,819
Premises and equipment, net	23,874	24,289
Deferred tax assets	5,497	3,788
Intangible asset	730	810
Other assets	4,843	5,088

Total assets	$1,074,043	$1,082,591

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts:	$72,503	$69,139
Interest-bearing accounts:
NOW accounts	135,785	138,936
Savings and money market accounts	67,012	63,848
Other time deposits	558,603	555,006

Total deposits	833,903	826,929
Advances from Federal Home Loan Bank	70,933	81,905
Repurchase agreements	44,055	45,110
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	348	239
Dividends payable	613	613
Accrued expenses and other liabilities	5,587	6,041

Total liabilities	965,749	971,147

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at March 31, 2011, and December 31, 2010	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,738,643 issued and 7,335,727 outstanding at March 31, 2011, and 7,737,879 issued and 7,334,963 outstanding at December 31, 2010	77	77
Common stock warrants	556	556
Additional paid-in-capital	74,978	74,920
Retained earnings-substantially restricted	37,306	39,994
Treasury stock (at cost, 402,916 shares at March 31, 2011, and December 31, 2010)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	453	973

Total stockholder’s equity	108,294	111,444

Total liabilities and stockholders’ equity	$1,074,043	1,082,591

The consolidated condensed statement of financial condition at December 31, 2010, has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2011	2010
Interest and dividend income:
Loans receivable	$8,482	9,621
Investment in securities, taxable	2,690	2,922
Nontaxable securities available for sale	611	563
Interest-earning deposits	4	—

Total interest and dividend income	11,787	13,106

Interest expense:
Deposits	3,905	4,591
Advances from Federal Home Loan Bank	694	856
Repurchase agreements	205	202
Subordinated debentures	185	183

Total interest expense	4,989	5,832

Net interest income	6,798	7,274
Provision for loan losses	4,518	611

Net interest income after provision for loan losses	2,280	6,663

Non-interest income:
Service charges	856	985
Merchant card income	182	160
Gain on sale of loans	72	84
Gain on sale of securities	721	494
Other than temporarily impairment on available for sale securities	(14)	—
Income from bank owned life insurance	89	89
Financial services commission	187	197
Other operating income	272	300

Total non-interest income	2,365	2,309

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2011	2010
Non-interest expenses:
Salaries and benefits	$3,326	3,230
Occupancy expense	788	789
Data processing expense	687	689
State deposit tax	168	157
Intangible amortization expense	81	97
Professional services expense	315	252
Deposit insurance and examination expense	592	381
Advertising expense	279	241
Postage and communications expense	148	135
Supplies expense	96	93
Loss on disposal of equipment	138	—
Loss on real estate owned	509	(25)
Expenses related to real estate owned	73	120
Other operating expenses	249	227

Total non-interest expense	7,449	6,386

Income (loss) before income tax expense	(2,804)	2,586
Income tax expense (benefit)	(960)	726

Net income (loss)	(1,844)	1,860

Less:
Dividend on preferred shares	227	227
Accretion dividend on preferred shares	27	27

Net income (loss) available (attributable) to common stockholders	($2,098)	$1,606

Net income (loss) available (attributable) to common stockholders
Per share, basic	($0.29)	$0.44

Per share, diluted	($0.29)	$0.44

Dividend per share	$0.08	$0.12

Weighted average shares outstanding - basic	7,318,703	3,649,634

Weighted average shares outstanding - diluted	7,318,703	3,649,634

Share and per share data for March 31, 2010, adjusted to reflect 2% common stock dividend paid to shareholders of record as of September 30, 2010.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2011	2010
Net income (loss)	($1,844)	1,860
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale, net of tax effect of $64 and ($656) for the three months ended March 31, 2011, and March 31, 2010, respectively	(123)	1,273
Unrealized gain on derivatives, net of tax effect of ($42) and $50 for the three month periods ending March 31, 2011 and March 31, 2010, respectively.	79	(97)
Reclassification adjustment for gains included in net income (loss), net of tax effect of $245 and $168 for the three month periods ended March 31, 2011 and March 31, 2010, respectively.	(476)	(326)

Comprehensive income (loss)	($2,364)	2,710

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2011

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

								Accumulated
	Shares			Common	Additional			Other	Total
	Common Stock	Preferred Stock	Common Stock	Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income	Stockholders Equity
Balance at December 31, 2010	7,334,963	18,400	$77	556	74,920	39,994	(5,076)	973	111,444
Restricted stock awards	764	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	(1,844)	—	—	(1,844)
Compensation expense, restricted stock awards	—	—	—	—	31	—	—	—	31
Net change in unrealized gain on securities available for sale, net of income taxes of $309	—	—	—	—	—	—	—	(599)	(599)
Net change in unrealized gain (loss) on derivatives, net of income taxes of $42	—	—	—	—	—	—	—	79	79
Dividend to preferred stockholder	—	—	—	—	—	(230)	—	—	(230)
Accretion of preferred stock discount	—	—	—	—	27	(27)	—	—	—
Dividend to common stockholders	—	—	—	—	—	(587)	—	—	(587)

Balance March 31, 2011	7,335,727	18,400	$77	556	74,978	37,306	(5,076)	453	108,294

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Period Ended March 31,
	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$3,028	3,657

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	46,006	24,037
Purchase of securities available for sale	(45,225)	(58,723)
Net (increase) decrease in loans	14,474	(3,565)
Purchase of Federal Home Loan Bank stock	—	(98)
Proceeds from sale of foreclosed assets	789	1,322
Purchase of premises and equipment	(126)	(40)

Net cash provided by (used in) investing activities	15,918	(37,067)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	3,377	(1,761)
Net increase in time and other deposits	3,597	25,156
Increase (decrease) in advances from borrowers for taxes and insurance	109	(13)
Advances from Federal Home Loan Bank	—	5,000
Repayment of advances from Federal Home Loan Bank	(10,972)	(10,003)
Net increase (decrease) in repurchase agreements	(1,055)	2,285
Dividend paid on preferred stock	(230)	(230)
Dividends paid on common stock	(587)	(432)

Net cash provided by (used in) financing activities	(5,761)	20,002

Increase (decrease) in cash and cash equivalents	13,185	(13,408)
Cash and cash equivalents, beginning of period	60,984	41,111

Cash and cash equivalents, end of period	$74,169	27,703

Supplemental disclosures of Cash Flow Information:
Interest paid	2,376	3,017

Income taxes paid	445	1,345

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	602	956

Foreclosures and in substance foreclosures of loans during period	494	2,047

Net unrealized gains (losses) on investment securities classified as available for sale	(908)	1,435

(Increase) decrease in deferred tax asset related to unrealized gains on investments	309	(488)

Dividends declared and payable	613	432

Issue of unearned restricted stock	7	5

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee and Pleasant View, Tennessee. Heritage Solutions agents travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2011, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2011.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2010, Consolidated Financial Statements.

(2)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three month periods ended March 31, 2011, and March 31, 2010. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding. Outstanding share amounts for the three month period ended March 31, 2010, were adjusted to reflect a 2% common stock dividend paid to shareholders of record as of September 30, 2010.

	Three Month Periods Ended
	2011	2010
Basic IPS:
Net income (loss) available (attributable) to common stockholders	($2,098,000)	$1,606,000
Average common shares outstanding	7,318,703	3,649,634

Net income (loss) per share available (attributable) to common shareholders, basic	($0.29)	$0.44

Diluted IPS
Net income (loss) available (attributable) to common stockholders	($2,098,000)	$1,606,000
Average common shares outstanding	7,318,703	3,649,634
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,318,703	3,649,634

Net income (loss) per share available (attributable) to common shareholders, diluted	($0.29)	$0.44

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $31,000 and $36,000 for the three month periods ended March 31, 2011, and March 31, 2010, respectively. The Company issued 764 shares of restricted stock during the three month period ended March 31, 2011. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at March 31, 2011:

Future Expense
Year Ending December 31,
2011	$75,379
2012	67,974
2013	35,185
2014	11,933
2015	117

Total	$190,588

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

After conducting a review of the Company’s Non-Agency CMO portfolio, we determined that one security had potential credit losses not previously indentified. As such, we determined that a $14,000 other than temporary impairment charge was necessary.

At March 31, 2011, the Company has 100 securities with unrealized losses. The carrying amount of securities and their estimated fair values at March 31, 2011, is as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,378	—	—	4,378

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$158,324	2,207	(1,918)	158,613
Taxable municipal bonds	18,770	145	(284)	18,631
Tax free municipal bonds	67,985	1,080	(755)	68,310
Trust preferred securities	2,000	—	(761)	1,239
Mortgage-backed securities:
GNMA	27,578	624	(267)	27,935
FNMA	41,320	1,110	(65)	42,365
FHLMC	16,759	354	(39)	17,074
NON-AGENCY CMOs	2,531	10	(205)	2,336
AGENCY CMOs	19,196	496	(78)	19,614

	$354,463	6,026	(4,372)	356,117

The carrying amount of securities and their estimated fair values at December 31, 2010, is as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,378	—	—	4,378

Unrestricted:
U.S. government and agency securities:	$163,365	2,921	(1,882)	164,404
Tax free municipal bonds	64,967	481	(1,055)	64,393
Taxable municipal bonds	17,037	105	(350)	16,792
Trust preferred securities	2,000	—	(723)	1,277
Mortgage-backed securities:
GNMA	30,325	873	(184)	31,014
FNMA	27,324	1,247	(23)	28,548
FHLMC	19,059	413	(29)	19,443
NON-AGENCY CMOs	3,711	38	(205)	3,544
AGENCY CMOs	27,388	1,039	(104)	28,323

	$355,176	7,117	(4,555)	357,738

The scheduled maturities of debt securities available for sale at March 31, 2011, were as follows:

March 31, 2011	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$635	630
Due in one to five years	13,418	13,505
Due in five to ten years	24,821	24,999
Due after ten years	95,303	94,757

	134,177	133,891
Amortizing agency bonds	112,902	112,902
Mortgage-backed securities	107,384	109,324

Total unrestricted securities available for sale	$354,463	356,117

The scheduled maturities of debt securities available for sale at December 31, 2010, were as follows:

December 31, 2010	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$778	773
Due in one to five years	6,699	6,772
Due in five to ten years	21,825	22,069
Due after ten years	88,180	86,836

	117,482	116,450
Amortizing agency bonds	129,887	130,416
Mortgage-backed securities	107,807	110,872

Total unrestricted securities available for sale	$355,176	357,738

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2011, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollar in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$92,693	(1,918)	—	—	92,693	(1,918)
Taxable municipals	10,478	(284)	—	—	10,478	(284)
Tax free municipals	25,408	(752)	198	(3)	25,606	(755)
Trust preferred securities	—	—	1,239	(761)	1,239	(761)
Mortgage-backed securities:
GNMA	11,432	(267)	—	—	11,432	(267)
FNMA	9,806	(63)	83	(2)	9,889	(65)
FHLMC	6,610	(39)	—	—	6,610	(39)
NON-AGENCY CMOs	—	—	1,948	(205)	1,948	(205)
AGENCY CMOs	4,935	(78)	—	—	4,935	(78)

Total Available for Sale	$161,362	(3,401)	3,468	(971)	164,830	(4,372)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2010, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$90,716	(1,882)	—	—	90,716	(1,882)
Taxable municipal bonds	10,207	(345)	445	(5)	10,652	(350)
Tax free municipal bonds	31,411	(885)	5,225	(170)	36,636	(1,055)
Trust preferred securities	—	—	1,277	(723)	1,277	(723)
Mortgage-backed securities:
GNMA	11,871	(184)	—	—	11,871	(184)
FNMA	3,104	(22)	85	(1)	3,189	(23)
FHLMC	8,316	(29)	—	—	8,316	(29)
NON-AGENCY CMOs	—	—	2,149	(205)	2,149	(205)
AGENCY CMOs	5,028	(104)	—	—	5,028	(104)

Total Available for Sale	$160,653	(3,451)	9,181	(1,104)	169,834	(4,555)

At March 31, 2011, securities with a book value of approximately $131.3 million and a market value of approximately $132.9 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $10.6 million and a market value of $11.3 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $29.3 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2011, securities with a book and market value of approximately $28.1 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $18.7 million and a market value of $18.6 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2011, and December 31, 2010. At March 31, 2011, and December 31, 2010, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2011 Amount	March 31, 2011 Percent	December 31, 2010 Amount	December 31, 2010 Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$181,065	30.5%	$182,671	30.0%
Second mortgages (closed end)	6,865	1.2%	6,196	1.0%
Home equity lines of credit	39,207	6.6%	40,191	6.6%
Multi-family	28,664	4.8%	29,416	4.8%
Construction	20,164	3.4%	23,361	3.8%
Land	59,414	10.0%	60,063	9.9%
Non-residential real estate	191,673	32.2%	195,285	32.0%

Total mortgage loans	527,052	88.7%	537,183	88.1%
Consumer loans	17,218	2.9%	18,060	3.0%
Commercial loans	50,076	8.4%	54,439	8.9%

Total other loans	67,294	11.3%	72,499	11.9%

Total loans, gross	594,346	100.0%	609,682	100.0%

Deferred loan cost, net of income	327		363
Less allowance for loan losses	(13,944)		(9,830)

Total loans	$580,729		$600,215

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At March 31, 2011, and December 31, 2010, the Bank’s non-residential real estate loan portfolio was made up of the following loan types:

	Balance March 31, 2011	Balance December 31, 2010
	(Dollars in Thousands)
Land & development	$59,414	60,063
Construction	5,511	5,179
Manufacturing	5,023	5,358
Professional and Technical	2,272	2,440
Retail Trade	12,341	12,664
Other Services	18,930	20,200
Finance & Insurance	140	144
Agricultural, Forestry, Fishing & Hunting	35,525	40,655
Real Estate and Rental and Leasing	49,945	49,017
Wholesale Trade	9,761	7,779
Arts, Entertainment & Recreation	5,766	5,981
Accomodations / Food Service	26,219	26,439
Healthcare and Social Assistance	10,430	10,588
Educational Services	36	38
Transportation & Warehousing	1,739	1,771
Information	3,042	3,099
Public Administration	323	119
Non-industry	3,380	3,426
Admin Support / Waste Mgmt	1,290	388

Total	251,087	255,348

The allowance for loan losses totaled $13.9 million at March 31, 2011, $9.8 million at December 31, 2010, and $8.6 million at March 31, 2010. The ratio of the allowance for loan losses to total loans was 2.34% at March 31, 2011, 1.61% at December 31, 2010, and 1.33% at March 31, 2010. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in Thousands)
One-to-four family first mortgages	$2,178	1,559	1,536
Home equity lines of credit	190	103	10
Multi-family	300	301	3,363
Construction	1,483	1,541	535
Land	851	363	3,522
Non-residential real estate	626	1,043	1,386
Consumer loans	114	23	51
Commercial loans	347	97	392

Total non-accrual loans	$6,089	5,030	10,795

Non-accrual loans to total loans	1.02%	0.82%	1.66%

The table below presents past due and non-accrual balances at March 31, 2011, by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing
					Substandard	Doubful	Total
	(Dollars in Thousands)
One-to-four family mortgages	160,777	1,756	2,178	8,574	7,780	—	181,065
Home equity line of credit	36,960	196	190	1,179	490	192	39,207
Junior liens	5,426	—	—	405	1,034	—	6,865
Multi-family	22,023	—	300	4,124	2,217	—	28,664
Construction	9,730	—	1,483	5,303	3,648	—	20,164
Land	15,227	1,305	851	24,371	17,660	—	59,414
Non-residential real estate	157,542	241	626	10,111	22,997	156	191,673
Consumer assets owned by bank	16,436	69	114	251	348	—	17,218
Commercial loans	41,588	315	347	3,207	4,603	16	50,076

Total	465,709	3,882	6,089	57,525	60,777	364	594,346

All loans listed as 30-89 days past due and non-accrual are not performing as agreed. Loans listed as special mentioned, substandard and doubtful are paying as agreed. However, the customer’s financial statements may indicate weaknesses in their current cash flow, the customer’s industry may be in decline due to current economic conditions, collateral values used to secure the loan may be declining, or the Company may be concerned about the customer’s future business prospects.

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

The Company’s annualized net charge off ratios for three month periods ended March 31, 2011, March 31, 2010, and the year ended December 31, 2010, was 0.27%, 0.50% and 0.78%, respectively. The ratios of allowance for loan losses to non-accrual loans at March 31, 2011, March 31, 2010, and December 31, 2010, were 228.96%, 80.03%, and 195.43% respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods ended:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$9,830	8,851	8,851
Charge offs:
One-to-four family mortgages	(227)	(403)	(87)
Home equity line of credit	—	(61)	—
Junior liens	—	—	—
Multi-family	—	(1,605)	(366)
Construction	(60)	(751)	(255)
Land	(148)	(265)	(25)
Non-residential real estate	(67)	(1,252)	(77)
Consumer loans	(100)	(472)	(123)
Commercial loans	—	(481)	(23)

Total charge offs	(602)	(5,290)	(956)

Recoveries:
One-to-four family mortgages	82	10	—
Home equity line of credit	—	1	—
Junior liens	—	5	5
Multi-family	—	85	—
Construction	—	—	—
Land	—	3	—
Non-residential real estate	84	—	32
Consumer loans	32	184	70
Commercial loans	—	11	26

Total recoveries	198	299	133

Net charge offs	(404)	(4,991)	(823)

Provision for loan losses	4,518	5,970	611

Ending balance	$13,944	9,830	8,639

Average loan balance, gross	$592,517	638,378	642,615

Ratio of net charge offs to average outstanding loans during the period	0.27%	0.78%	0.50%

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

The Company conducts annual reviews on all loan relationships above $1.0 million to ascertain the borrowers continued ability to service their debt as agreed. In addition to the credit relationships mentioned above, management may classify any credit relationship once we become aware of adverse credit trends for that customer. Typically, the annual review consists of updated financial statements for both the borrowers and any guarantors, a review of the borrower’s credit history with the Company and other creditors, and current income tax information.

As a result of this review, management will classify loans based on their credit risk. Additionally, the Company provides a risk grade for all loans past due more than sixty days. The Company uses the following risk definitions for risk grades:

Satisfactory loans of average strength having some deficiency or vulnerability to changing economic or industry conditions. These customers should have reasonable amount of capital and operating ratios. Secured loans may lack in margin or liquidity. Loans to individuals, perhaps supported in dollars of net worth, but with supporting assets may be difficult to liquidate.

Watch loans are acceptable credits: (1) that need continual monitoring, such as out-of territory or asset-based loans (since the bank does not have an asset-based lending department), or (2) with a marginal risk level to business concerns and individuals that; (a) have exhibited favorable performance in the past, though currently experiencing negative trends; (b) are in an industry that is experiencing volatility or is declining, and their performance is less than industry norms; and (c) are experiencing unfavorable trends in their financial position, such as one-time net losses or declines in asset values. These marginal borrowers may have early warning signs of problems such as occasional overdrafts and minor delinquency. If considered marginal, a loan would be a “watch” until financial data demonstrated improved performance or further deterioration to a “substandard” grade usually within a 12-month period. In the table on page 22, Watch loans are included with Satisfactory loans and classified as Pass.

Other Loans Especially Mentioned are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan. These credit weaknesses, if not checked or corrected, will weaken the loan or inadequately protect the bank’s credit position at some future date.

A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. This does not imply ultimate loss of the principal, but may involve burdensome administrative expenses and the accompanying cost to carry the credit. Examples of substandard loans include those to borrowers with insufficient or negative cash flow, negative net worth coupled with inadequate guarantor support, inadequate working capital, and/or significantly past-due loans and overdrafts.

A loan classified Doubtful has all the weaknesses inherent in a substandard credit except that the weaknesses make collection or liquidation in full (on the basis of currently existing facts, conditions, and values) highly questionable and improbable. The possibility of loss is extremely high, but because of certain pending factors charge-off is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans. The doubtful classification is applied to that portion of the credit in which the full collection of principal and interest is questionable.

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At March 31, 2011, December 31, 2010 and March 31, 2010, the Company’s impaired loans totaled $67.2 million, $58.6 million and $35.4 million, respectively. At March 31, 2011, December 31, 2010, and March 31, 2010, the Company’s reserve for impaired loans totaled $6.6 million, $4.3 million and $1.7 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at March 31, 2011, were as follows:

March 31, 2011	Pass	Special Mention	Impaired Loans		Total	Specific Reserve for Impairment	Reserve for Performing Loans
			Substandard	Doubful
			(Dollars in Thousands)
One-to-four family mortgages	$162,533	8,574	9,849	109	181,065	366	958
Home equity line of credit	37,156	1,179	611	261	39,207	201	276
Junior liens	5,426	405	1,034	—	6,865	276	191
Multi-family	22,023	4,124	2,217	300	28,664	461	335
Construction	9,730	5,303	5,131	—	20,164	280	439
Land	16,532	24,371	18,511	—	59,414	1,124	1,072
Non-residential real estate	157,783	10,111	23,326	453	191,673	3,248	3,346
Consumer assets owned by bank	16,505	251	462	—	17,218	108	631
Commercial loans	41,903	3,207	4,935	31	50,076	486	146

Total	$469,591	57,525	66,076	1,154	594,346	6,550	7,394

A summary of the Company’s impaired loans and their respective reserve at December 31, 2010, were as follows:

December 31, 2010	Pass	Special Mention	Impaired Loans		Total	Specific Reserve for Impairment	Reserve for Performing Loans
			Substandard	Doubful
			(Dollars in Thousands)
One-to-four family mortgages	$165,864	8,121	8,388	298	182,671	350	746
Home equity line of credit	39,129	499	333	230	40,191	105	69
Junior liens	5,514	495	187	—	6,196	77	107
Multi-family	26,098	—	3,017	301	29,416	178	1,843
Construction	16,164	3,292	3,702	203	23,361	108	549
Land	29,858	16,930	13,275	—	60,063	588	276
Non-residential real estate	160,995	11,089	22,780	421	195,285	2,540	1,489
Consumer assets owned by bank	17,492	205	363	—	18,060	85	22
Commercial loans	47,016	2,314	5,092	17	54,439	255	443

Total	$508,130	42,945	57,137	1,470	609,682	4,286	5,544

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2011, were as follows:

	At March 31, 2011			For the three-month period ended March 31, 2011
Impaired loans with no recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
One-to-four family mortgages	6,896	6,896	—	6,997	95
Home equity line of credit	352	352	—	386	6
Junior liens	160	160	—	80	3
Multi-family	666	666	—	1,061	14
Construction	2,404	2,404	—	1,821	—
Land	15,137	15,137	—	13,156	196
Non-residential real estate	11,325	11,325	—	12,260	189
Consumer assets owned by bank	99	99	—	75	3
Commercial loans	4,077	4,077	—	4,327	7

Total	41,116	41,116	—	40,163	513

	At March 31, 2011			For the three-month period ended March 31, 2011
Impaired loans with recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
One-to-four family mortgages	3,062	3,062	366	2,326	28
Home equity line of credit	520	520	201	332	5
Junior liens	874	874	276	531	9
Multi-family	1,851	1,851	461	1,857	26
Construction	2,727	2,727	280	2,697	39
Land	3,374	3,374	1,124	2,737	36
Non-residential real estate	12,454	12,454	3,248	11,231	428
Consumer assets owned by bank	363	363	108	340	2
Commercial loans	889	889	486	711	6

Total	26,114	26,114	6,550	22,762	579

Total impaired loans	67,230	67,230	6,550	62,925	1,092

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

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at March 31, 2011, and December 31, 2010, is below:

	March 31, 2011	December 31, 2010
	(Dollars in Thousands)
One-to-four family mortgages	$3,844	3,932
Home equity line of credit	522	114
Multi-family	244	246
Construction	1,482	1,541
Land	1,415	512
Non-residential real estate	3,617	3,915
Consumer loans	51	69
Commercial loans	712	700

Total TDR	11,887	11,029

Less:
TDR in non-accrual status
One-to-four family mortgages	(1,445)	(1,181)
Home equity line of credit	—	—
Multi-family	—	—
Construction	(1,482)	(1,338)
Land	(512)	(512)
Non-residential real estate	—	—
Consumer loans	—	—
Commercial loans	(230)	—

Total performing TDR	$8,218	7,998

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At March 31, 2011, December 31, 2010, and March 31, 2010, the Company had balances in other real estate and other assets owned consisting of the following:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in Thousands)
One-to-four family mortgages	$303	534	611
Multi-family	6,823	7,266	1,384
Construction	460	624	47
Land	555	482	650
Non-residential real estate	865	900	34
Consumer assets owned by bank	2	6	2
Commercial loans	—	—	—

Total	$9,008	9,812	2,728

Total non-accrual loans	6,089	5,030	10,795

Total non-performing assets	$15,097	14,842	13,523

Non-performing asset / Total assets	1.41%	1.37%	1.29%

The following is a summary of the activity in the Company’s other real estate owned and other asset accounts for the three month period ending March 31, 2011:

	Balance December 31, 2010	Activity During 2011		Repairs and Reduction in Values	Balance March 31, 2011	Gain (Loss) on Sale
		Foreclosures	Sales
	(Dollars in Thousands)
One-to-four family mortgages	$534	303	(534)	—	303	(2)
Multi-family	7,266	—	—	(443)	6,823	—
Construction	624	—	(164)	—	460	(8)
Land	482	160	(62)	(25)	555	—
Non-residential real estate	900	—	—	(35)	865	—
Consumer assets owned by bank	6	31	(35)	—	2	4

Total	$9,812	494	(795)	(503)	9,008	(6)

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At March 31, 2011	At December 31, 2010
Asset - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—
Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

	Three Month Periods
	Ended March 31,
Summary Income Statements	2011	2010
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$88	86

Net income	$88	86

Summary Statement of Stockholders’ Equity	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2010	$10,000	310	—	10,310
Net income	—	—	88	88
Dividends:
Trust preferred securities	—	—	(86)	(86)
Common paid to HopFed Bancorp, Inc.	—	—	(2)	(2)

Ending balances, March 31, 2011	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without exclusively using quoted prices for the individual securities in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments using the fair value of any assigned collateral. The values for bank owned life insurance are obtained from stated values from the respective insurance companies. The liability associated with the Company’s derivative is obtained from a quoted value supplied by our correspondent banker.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2011 Description	Total carrying value in the consolidated condensed Statement of Financial Position at March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$356,117	—	354,878	$1,239
Bank owned life insurance	8,908	—	8,908	—
Liabilities
Interest rate swap	967	—	967	—

December 31, 2010 Description	Total carrying value in the consolidated condensed Statement of Financial Position at December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$357,738	—	356,461	$1,277
Bank owned life insurance	8,819	—	8,819	—
Liabilities
Interest rate swap	1,088	—	1,088	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2011:

March 31, 2011 Description	Total carrying value in the consolidated condensed Statement of Financial Condition at March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$9,006	—	—	$9,006
Other assets owned	2	—	—	2
Impaired loans, net of reserve of $6,550	60,680	—	—	60,680

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2010:

December 31, 2010 Description	Total carrying value in the consolidated condensed Statement of Financial Condition at December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$9,806	—	—	$9,806
Other assets owned	6	—	—	6
Impaired loans, net of reserve of $4,286	54,321	—	—	54,321

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the three-month periods ended March 31, 2011, and March 31, 2010, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2011		2010
Three month period ended March 31,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,277	—	1,426	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at March 31,	(38)	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, March 31,	$1,239	—	1,426	—

The estimated fair values of financial instruments were as follows at March 31, 2011:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$53,586	53,586
Interest-earning deposits in Federal Home Loan Bank	20,583	20,583
Securities available for sale	356,117	356,117
Federal Home Loan Bank stock	4,378	4,378
Loans receivable	580,729	592,747
Bank owned life insurance	8,908	8,908
Financial liabilities:
Deposits	833,903	843,904
Advances from borrowers for taxes and insurance	348	348
Advances from Federal Home Loan Bank	70,933	74,102
Repurchase agreements	44,055	45,023
Subordinated debentures	10,310	10,092
Market value of interest rate swap	967	967
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

The estimated fair values of financial instruments were as follows at December 31, 2010:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$54,042	54,042
Interest-earning deposits in Federal Home Loan Bank	6,942	6,942
Securities available for sale	357,738	357,738
Federal Home Loan Bank stock	4,378	4,378
Loans receivable	600,215	612,694
Bank owned life insurance	8,819	8,819
Financial liabilities:
Deposits	826,929	835,465
Advances from borrowers for taxes and insurance	239	239
Advances from Federal Home Loan Bank	81,905	85,209
Repurchase agreements	45,110	46,273
Subordinated debentures	10,310	10,092
Market value of interest rate swap	1,088	1,088
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

(9)	ISSUANCE OF PREFERRED SHARES

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

At March 31, 2011, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At March 31, 2011, the Company can no longer issue options under this plan. The remaining 81,600 options are fully vested and outstanding until their maturity date. At March 31, 2011, the strike price of all options outstanding exceed the current market price of HopFed Bancorp, Inc. stock.

The following is a summary of stock options outstanding at March 31, 2011:

Exercise Price	Average Remaining Life (Years)	Outstanding Options
$12.08	1.4	10,200
12.08	0.2	51,000
17.00	3.2	20,400

$13.31	1.1	81,600

(11)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three-month period ended March 31, 2011, or the year ended December 31, 2010.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At March 31, 2011, and December 31, 2010, the cost of the Bank to terminate the cash flow hedge was approximately $967,000 and $1,088,000, respectively.

(12)	REGULATORY AGREEMENT

On April 30, 2010, the Company and its wholly owned subsidiary, Heritage Bank, each entered into an informal Memorandum of Understanding (MOU) with its primary regulator, the Office of Thrift Supervision (OTS). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or to receive a cash dividend from its Bank subsidiary. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 8.00% and a Total Risk Based Capital Ratio of 12.00%. At March 31, 2011, the Bank’s Tier 1 Ratio was 9.28% and its Total Risk Based Capital was 16.38%.

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

(13)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 201-06, Improving Disclosures about Fair Value Measurements. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll-forward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll-forward information which was adopted by the Company on January 1, 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

On January 1, 2010, the FASB amended Accounting Standards Update No. 810 by issuing Update 2010-10 to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010, and did not have a significant impact on the Company’s financial statements.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures.

Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 were effective for periods ending after December 15, 2010, with the exception of the amendments to the roll-forward of the allowance for credit losses which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. HopFed Bancorp adopted the provisions of ASU 2010-20 and has provided the required disclosures in the consolidated financial statements provided herein.

In 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010, and require re-evaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. The adoption of this standard did not impact the operating results of the Company.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20 which temporarily delays the effective date of the disclosures about troubled debt restructuring in ASU 2010-20. This delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating when a credit restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrowers interest cost as a factor in determining whether the lender has granted a concession to the borrower, and added factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 ends the FASB’s deferral of additional disclosures about troubled debt restructuring as required by ASU 2010-20. The provisions of ASU 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements of income, condition and cash flow.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2011, and December 31, 2010, and for the three month periods ended March 31, 2011, and March 31, 2010, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2010 Annual Report to Stockholders on Form 10-K.

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these material judgments, include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, and assessing other than temporary impairments of securities.

Comparison of Financial Condition at March 31, 2011, and December 31, 2010

Total assets declined from $1.08 billion at December 31, 2010, to $1.07 billion at March 31, 2011. Securities available for sale decreased from $357.7 million at December 31, 2010, to $356.1 million at March 31, 2011. At March 31, 2011, and December 31, 2010, securities classified as “available for sale” had an amortized cost of $354.5 million and $355.2 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2010, and March 31, 2011. Total Federal Home Loan Bank “FHLB” borrowings declined $11.0 million, from $81.9 million at December 31, 2010, to $70.9 million at March 31, 2011. Total repurchase balances declined from $45.1 million at December 31, 2010, to $44.1 million at March 31, 2011.

Net loans totaled $580.7 million and $600.2 million at March 31, 2011, and December 31, 2010, respectively. Loan demand is weak for consumer, agricultural and commercial loan products. Given the current weakness in the economy, the Company remains highly selective in both its underwriting standards and types of loans being originated. The Company’s net loan balances are also adversely affected by the presence of a Memorandum of Understanding and Agreement between the Office of Thrift Supervision “OTS”, the Company and our Bank subsidiary.

The Company has made significant increases to its allowance for loan loss account, increasing the allowance to $13.9 million at March 31, 2011, as compared to $9.8 million at December 31, 2010. The first quarter provision expense was necessary due to a number of localized factors, including recent flooding and other weather related events that have resulted in poor growing conditions for local farmers, many of whom will lose their crops due to flooded fields. Weather events both here and Japan have affected local manufacturers, as companies that supply Japanese automakers have been impacted by lower demand in Japan as well as tornadoes locally which have affected manufacturing production. These factors, as well as a poor economy nationally, continue to have negative consequences for business in our region.

At March 31, 2011, deposits increased to $833.9 million from $826.9 million at December 31, 2010. The average cost of all deposits during the three month periods ended March 31, 2011, March 31, 2010, and December 31, 2010, was 1.86%, 2.27% and 1.92%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given weak loan demand and poor investment alternatives, the Company has chosen to reduce its balances of higher costing time deposits. The Company anticipates a further reduction in both FHLB borrowing balances and brokered deposits in the first half of 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Net Income. The Company incurred a $2.1 million loss attributable to common shareholders for the three month period ended March 31, 2011, as compared to net income available to common shareholders of $1.6 million for the three month period ended March 31, 2010. As discussed previously in this report, the Company’s results of operations for the three month period ended March 31, 2011, were adversely affected by a $4.5 million provision for loan loss expense as compared to a $611,000 provision for loan loss expense in the three month period ended March 31, 2010. The need for the additional provision expense is the result of weather related factors both locally and in Japan and is discussed further in the provision for loan loss section of this narrative.

Net Interest Income. Net interest income for the three month period ended March 31, 2011, was $6.8 million, compared to $7.3 million for the three month period ended March 31, 2010. The decline in net interest income for the three months ended March 31, 2011, as compared to March 31, 2010, was largely due to a $50.1 million decline in the average balance of loans outstanding. For the three months ended March 31, 2011, the average yield on loans was 5.73%, as compared to 6.00% for the three month period ended March 31, 2010.

For the three month period ended March 31, 2011, income on taxable securities declined to $2.7 million, from $2.9 million for the three month period ended March 31, 2010, despite a $48.9 million increase in the average balance on taxable securities during the same periods. The decline in income on taxable securities is the result of declining yields on those assets. For the three month period ending March 31, 2011, the yield on taxable securities was 3.62%, compared to 4.70% for the three-month period ended March 31, 2010.

For the three month periods ended March 31, 2011, and March 31, 2010, the Company’s cost of interest bearing liabilities was 2.22% and 2.62%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates. However, the decline in yields on interest earnings assets exceeded the decline in the Company’s cost of interest bearing liabilities, resulting in a reduced net interest margin. At March 31, 2011, and March 31, 2010, the Company’s net yield on interest earning assets was 2.94% and 3.19%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended March 31, 2011, and March 31, 2010. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $284,000 for March 31, 2011, and $256,000 for March 31, 2010, for a tax equivalent rate using a cost of funds rate of 2.25% for March 31, 2011, and 2.62% for March 31, 2010. The table adjusts tax-free loan income by $9,000 for March 31, 2011, and $17,000 for March 31, 2010, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 3/31/2011	Income and Expense 3/31/2011	Average Rates 3/31/2011	Average Balance 3/31/2010	Income and Expense 3/31/2010	Average Rates 3/31/2010
	(Table Amounts in Thousands, Except Percentages)
Loans	$592,517	8,491	5.73%	$642,615	9,638	6.00%
Investments AFS taxable	297,358	2,690	3.62%	248,453	2,922	4.70%
Investment AFS tax free	67,368	895	5.32%	55,399	819	5.91%
Federal funds	6,771	4	0.24%	—	—	—

Total interest earning assets	964,014	12,080	5.01%	946,467	13,379	5.65%

Other assets	121,659			97,855

Total assets	$1,085,673			$1,044,322

Interest bearing retail deposits	677,548	3,389	2.00%	657,999	4,035	2.45%
Brokered deposits	92,406	516	2.23%	85,254	556	2.61%
FHLB borrowings	76,566	694	3.63%	99,183	856	3.45%
Repurchase agreements	40,631	205	2.02%	38,058	202	2.12%
Subordinated debentures	10,310	185	7.18%	10,310	183	7.10%

Total interest bearing liabilities	897,461	4,989	2.22%	890,804	5,832	2.62%

Non-interest bearing deposits	70,150			66,456
Other liabilities	6,004			4,745
Stockholders’ equity	112,058			82,317

Total liabilities and stockholders’ equity	$1,085,673			$1,044,322

Net change in interest earning assets and interest bearing liabilities		7,091	2.79%		7,547	3.03%

Net yield on interest earning assets		2.94%			3.19%

Interest Income. For the three month periods ended March 31, 2011, and March 31, 2010, the Company’s total interest income was $11.8 million and $13.1 million, respectively. As the Company’s loan demand has slowed down, we continue to have a greater dependency on investment income. The average balance of loans receivable declined from $642.6 million for the three months ended March 31, 2010, to $592.5 million for the three month period ended March 31, 2011. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.25% for the three months ended March 31, 2010, to 107.42% for the three months ended March 31, 2011.

Interest Expense. Interest expense declined approximately $800,000 for the three months ended March 31, 2011, as compared to March 31, 2010. The decline was attributable to lower market interest rates and the re-pricing of higher costing deposits, offsetting a $6.7 million increase in the average balance of total interest bearing liabilities as compared to March 31, 2010. The average cost of interest-bearing retail deposits declined from 2.45% for the three month period ended March 31, 2010, to 2.00% for the three months ended March 31, 2011. Over the same period, the average balance of interest bearing retail deposits increased $19.5 million, from $658.0 million for the three months ended March 31, 2010 to $677.5 million for the three months ended March 31, 2011.

The average balance cost of brokered deposits declined from 2.61% for the three months ended March 31, 2010, to 2.23% for the three months ended March 31, 2011. Over the same period, the average balance of brokered deposits increased $7.1 million, from $85.3 million for the three months March 31, 2010, to $92.4 million for the three month period ended March 31, 2011.

The average balance of funds borrowed from the FHLB declined $22.6 million, from $99.2 million for the three months ended March 31, 2010, to $76.6 million for the three month period ended March 31, 2011. The average cost of borrowed funds from the FHLB increased from 3.45% for the three months ended March 31, 2010, to 3.63% for the three months ended March 31, 2011. The average balance of repurchase agreements increased from $38.1 million for the three months ended March 31, 2010, to $40.6 million for the three months ended March 31, 2011. The average cost of repurchase agreements declined from 2.12% for the three months ended March 31, 2010, to 2.02% for the three months ended March 31, 2011.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $4.5 million in provision for loan loss was required for the three months ended March 31, 2011, compared to a $611,000 in provision for loan loss expense for the three months ended March 31, 2010.

The increase in provision expense is largely the result of an increase in loans classified as impaired. At March 31, 2010, the Company’s impaired loans totaled $35.4 million, as compared to $58.6 million at December 31, 2010, and $67.2 million at March 31, 2011. The increase in impaired loans is due to the continued weakness in both the local and national economies as well as impact of weather related events occurring both locally and internationally.

As discussed earlier in this report, our area has experienced a significant amount of flooding in 2011. The current flood is the second in two years for many of our communities. The Company’s losses related to both the May 2010 flood and the drought that followed were severe. It remains difficult for the Company to estimate losses related to the 2011 flood. However, management does have last year as a point of reference as well as information on the flood’s agricultural impact from the United States Department of Agriculture.

Of the areas affected by flooding, the western parts of Kentucky and Tennessee have experienced the highest average rainfall in their respective states. In addition, the Mississippi, Ohio, Tennessee, and Cumberland rivers all flow through our market area and converge within a short distance at the northern edge of our market area, with the Mississippi River traveling the western boundary of our marketplace. We anticipate that commerce along both the Mississippi and Ohio rivers will be negatively impacted for an extended period of time due to high water conditions.

In addition to the yet undetermined damage to personal and real property, we anticipate that the flood will cause significant agricultural damages. The May 9, 2011, USDA Kentucky Crop and Weather Report provided by the University of Kentucky Agricultural Extension Office indicates that only 19% of expected corn production has been planted, a decline of 69% from the previous year and 52% from the five year average. Corn emergence was 11%, down 63% from the prior year and 41% percent from the five year average. In addition, the Company anticipates that many farmers who successfully planted corn must re-plant due to flooding. With wet conditions not expected to abate for an extended period of time, the spring planting season may be delayed by more than six weeks. In 2010, the delay in spring planting resulted in local yield losses of up to 50 bushels per acre for corn, or a 30% reduction of gross revenue with no offsetting reduction in operating expenses.

In addition to the corn crop, the local wheat crop has also been damaged. The damage has occurred as a result of direct flooding and an overabundance of moisture at the end of the growing season. The Company is not able to accurately estimate wheat losses due to flooding and flood related disease at this time. However, we are aware that a significant percentage of wheat has been damaged. The wet conditions affecting the wheat crop will delay the planting of soybeans, which are typically planted on the same ground immediately after wheat is harvested. The USDA reports no plantings of soybeans at this time. At this time last year, 10% of the soybean crop was in the ground. As with the corn crop, a late soybean planting is detrimental to yields. The reduction in yields is due to the lower moisture levels that typically occur in middle to late summer as compared to early and late spring. In our market area, 2010 soybean yields were far below normal with many farmers relying on crop insurance to help cover their cost.

Local manufacturers have been affected by weather events both locally and in Japan. The same weather pattern that produced our local flooding also produced numerous tornadoes, one of which directly affected an automobile parts manufacturer in our home market. In addition to the local weather events, weather related issues in Japan will continue to affect many employers in our area that either produce parts for Japanese cars or rely on suppliers based in Japan.

As the Company continues to review the financial results of our customers, we note that more customers are facing a decline in their income levels. As a result, the Company may downgrade these relationships and complete an impairment test on the collateral used to secure the loan. Despite the increase in impaired loans, non-performing assets and loans classified as TDR’s have not experienced a sharp increase in the last year. Management’s decision to fund the allowance for loan loss account at current levels is based on conservative financial management.

Non-Interest Income. There was a $56,000 increase in non-interest income in the three months ended March 31, 2011, as compared to the same period in 2010. For the three month period ended March 31, 2011, the Company’s service charge income was $856,000, a decline of $129,000 over the same period in 2010. For the three-month period ended March 31, 2011, the Company recognized $721,000 in gains on the sale of investments as compared to $494,000 for the three-month period ended March 31, 2010.

Non-Interest Expenses. There was a $1.1 million increase in total non-interest expenses in the three-month period ended March 31, 2011, as compared to the same period in 2010. The most significant change in non-interest expenses was $509,000 in loss on other real estate as compared to a $25,000 gain experienced during the three-month period ended March 31, 2010. Approximately $503,000 of the loss on other real estate was the result of reductions in the value of properties owned by the Company and obtained through foreclosure. Appraisals obtained on these properties in April 2011 indicated that the property values of these properties had declined due to the reduction in income produced by these properties. The Company is in the process of making necessary repairs to these properties, making them attractive to renters. The Company intends to sell the units after they are rented, improving the marketability of the units. For the three months ended March 31, 2011, other expenses items with significant increases as compared to the same period in 2010 include salaries and benefits increasing by $96,000 and expenses for deposit insurance and examination fees increasing by $211,000.

Income Taxes. The effective tax rate for the three-month March 31, 2010, was 28.1%, or $726,000. For the three-month period ended March 31, 2011, the Company’s tax benefit was $960,000, or 34% of the Company’s net loss before income taxes.

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

As discussed in Note 12 of Notes to Unaudited Consolidated Condensed Financial Statements section of this report, the Bank may not increase the amount of brokered deposits outstanding without prior written approval from the OTS Regional Director. The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement.

At March 31, 2011, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Current Balance	Maturity Date
9/29/2010	0.20%	$2,088,000	6/29/2011
10/23/2009	1.65%	2,020,000	10/24/2011
2/16/2010	1.00%	4,000,000	11/16/2011
2/16/2010	1.00%	2,000,000	12/16/2011
9/22/2009	2.00%	5,077,000	3/22/2012
9/29/2010	0.60%	2,076,000	6/30/2012
10/16/2009	2.30%	3,011,000	10/16/2012
3/3/2010	1.75%	2,032,000	3/4/2013
1/22/2010	2.20%	3,092,000	7/22/2013
3/2/2010	2.00%	3,204,000	9/2/2013
10/26/2009	2.00%	5,215,000	10/28/2013
9/22/2010	1.15%	2,144,000	3/22/2014	(1)
7/1/2009	2.75%	9,802,000	7/1/2014
8/11/2009	3.00%	5,095,000	8/11/2014	(1)
9/22/2009	2.00%	7,003,000	9/22/2014
3/9/2010	2.00%	5,078,000	3/9/2015
7/26/2010	1.25%	4,093,000	7/26/2015	(1)
12/21/2010	1.70%	805,000	12/21/2015
1/3/2011	1.00%	1,874,000	1/3/2016	(1)
3/17/2011	2.25%	1,500,000	3/17/2016	(1)
9/22/2010	1.25%	2,372,000	9/22/2020	(1)
10/6/2010	1.25%	540,000	10/6/2020	(1)

		$74,121,000

(1)	Denotes brokered deposit with rising rate feature in which the Company has a call option.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2011, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2011:

	Company		Bank
	Amount	Percent	Amount	Bank
	(Dollars in Thousands)
Tangible Capital	$117,422	10.94%	$97,575	9.28%
Core Capital	$117,422	10.94%	$97,575	9.28%
Risk Based Capital	$124,816	19.27%	$104,969	16.38%

At March 31, 2011, the Bank had outstanding commitments to originate loans totaling $3.8 million and undisbursed commitments on loans outstanding of $32.0 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from March 31, 2011, totaled $295.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2011, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement.

At March 31, 2011, the Bank has outstanding borrowings of $70.9 million from the FHLB with maturities ranging nine months to eight years. A schedule of FHLB borrowings at March 31, 2011, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
5,000	2.56%	12/09/11
5,000	1.82%	12/16/12
2,945	3.30%	06/01/13	Monthly Principal Payments
5,000	2.32%	12/30/13
959	3.19%	04/14/14	Monthly Principal Payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
16,029	3.13%	01/01/19	Monthly Principal Payments

$70,933	3.55%	5.2 years

At March 31, 2011, the Bank had $70.7 million in additional borrowing capacity with the FHLB which includes an overnight line of credit and $8 million in overnight borrowing capacity from the Company’s correspondent bank.

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

At March 31, 2011, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$1,247
Unused home equity lines of credit	$29,445
Unused commercial lines of credit	$11,217

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2011, will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2011.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2011, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

No material pending proceedings

Item 1A.	Risk Factors

No changes

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

HOPFED BANCORP, INC.

Date: May 16, 2011	/s/ JOHN E. PECK
John E. Peck
President and Chief Executive Officer

Date: May 16, 2011	/s/ BILLY C. DUVALL
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer