Form 10-Q/A
period 2011-03-31
HOPFED BANCORP INC
filed 2011-06-29
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A (Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011) is to amend and restate the certifications filed as Exhibits 31.1 and 31.2 to conform to Regulation S-K, Item 601(b)(31).

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer, as amended.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer, as amended.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.*

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.*

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: June 29, 2011	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: June 29, 2011	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer