Form 10-K/A
period 2010-12-31
HOPFED BANCORP INC
filed 2011-07-01
CIK 1041550

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

EXPLANATORY NOTE

The sole purpose of this Form 10-K/A (Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010) is to amend and restate the certifications filed as Exhibits 31.1 and 31.2 to conform to Regulation S-K, Item 601(b)(31).

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

Exhibit No. 99.1 Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15.*

Exhibit No. 99.2. Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15.*

*	Previously filed.

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

HOPFED BANCORP, INC.
(Registrant)

Date: July 1, 2011	By:	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer