Form 10-Q
period 2011-06-30
HOPFED BANCORP INC
filed 2011-08-15
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     No  ☐

As of August 10, 2011, the Registrant had outstanding 7,345,935 shares of the Registrant’s Common Stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2011	December 31,2010
	(Unaudited)
Assets
Cash and due from banks	$54,301	54,042
Interest-earning deposits in Federal Home Loan Bank	6,268	6,942

Cash and cash equivalents	60,569	60,984
Federal Home Loan Bank stock, at cost	4,428	4,378
Securities available for sale	366,612	357,738
Loans receivable, net of allowance for loan losses of
$13,655 at June 30, 2011, and $9,830 at December 31, 2010	571,743	600,215
Accrued interest receivable	6,130	6,670
Real estate and other assets owned	10,048	9,812
Bank owned life insurance	8,984	8,819
Premises and equipment, net	23,721	24,289
Deferred tax assets	3,946	3,788
Intangible asset	649	810
Other assets	5,482	5,088

Total assets	$1,062,312	1,082,591

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$72,103	69,139
Interest-bearing accounts:
NOW accounts	121,120	138,936
Savings and money market accounts	67,568	63,848
Other time deposits	556,446	555,006

Total deposits	817,237	826,929
Advances from Federal Home Loan Bank	70,069	81,905
Repurchase agreements	46,686	45,110
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	503	239
Dividends payable	614	613
Accrued expenses and other liabilities	5,718	6,041

Total liabilities	951,137	971,147

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2011	December 31,2010
	(Unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized—500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at June 30, 2011, and December 31, 2010	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,748,359 issued and 7,345,443 outstanding at June 30, 2011, and 7,737,879 issued and 7,334,963 outstanding at December 31, 2010	77	77

Common stock warrants	556	556
Additional paid-in-capital	75,037	74,920
Retained earnings-substantially restricted	37,268	39,994
Treasury stock (at cost, 402,916 shares at June 30, 2011, and December 31, 2010)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	3,313	973

Total stockholder’s equity	111,175	111,444

Total liabilities and stockholders’ equity	$1,062,312	1,082,591

The consolidated condensed statement of financial condition at December 31, 2010, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans receivable	$8,440	10,010	16,922	19,631
Securities, taxable	2,732	3,035	5,422	5,957
Securities, non-taxable	590	611	1,201	1,174
Interest-earning deposits	4	—	8	—

Total interest and dividend income	11,766	13,656	23,553	26,762

Interest expense:
Deposits	3,731	4,501	7,636	9,092
Advances from Federal Home Loan Bank	627	826	1,321	1,682
Repurchase agreements	225	204	430	406
Subordinated debentures	180	181	365	364

Total interest expense	4,763	5,712	9,752	11,544

Net interest income	7,003	7,944	13,801	15,218
Provision for loan losses	452	858	4,970	1,469

Net interest income after provision for loan losses	6,551	7,086	8,831	13,749

Non-interest income:
Service charges	952	1,036	1,808	2,021
Merchant card income	195	179	377	339
Gain on sale of loans	58	103	130	187
Gain on sale of securities	329	232	1,050	726
Other than temporarily impairment on available for sale securities	—	—	(14)	—
Income from bank owned life insurance	76	89	165	178
Financial services commission	232	286	419	483
Gain on sale of real estate owned	—	268	—	293
Other operating income	276	263	548	538

Total non-interest income	2,118	2,456	4,483	4,765

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2011	2010	2011	2010
Non-interest expenses:
Salaries and benefits	3,352	3,207	6,678	6,437
Occupancy expense	797	767	1,585	1,556
Data processing expense	716	707	1,403	1,396
State deposit tax	157	160	325	317
Intangible amortization expense	81	98	162	195
Professional services expense	378	345	693	597
Deposit insurance and examination expense	567	407	1,159	788
Advertising expense	328	271	607	512
Postage and communications expense	133	147	281	282
Supplies expense	102	99	198	192
Loss on disposal of equipment	2	—	140	—
Loss on real estate owned	563	—	1,072	—
Real estate owned expenses	127	87	200	182
Other operating expenses	133	292	382	519

Total non-interest expense	7,436	6,587	14,885	12,973

Income (loss) before income tax expense	1,233	2,955	(1,571)	5,541
Income tax expense (benefit)	426	884	(534)	1,610

Net income (loss)	807	2,071	(1,037)	3,931

Less:
Dividend on preferred shares	229	229	456	456
Accretion dividend on preferred shares	28	28	55	55

Net income (loss) available (attributable) to common stockholders	$550	$1,814	($1,548)	$3,420

Net income (loss) available (attributable) to common stockholders
Per share, basic	$0.08	$0.45	($0.21)	$0.89

Per share, diluted	$0.08	$0.45	($0.21)	$0.89

Dividend per share	$0.08	$0.12	$0.16	$0.24

Weighted average shares outstanding—basic	7,321,018	4,016,293	7,319,156	3,832,766

Weighted average shares outstanding—diluted	7,321,018	4,018,156	7,319,156	3,834,629

Share and per share data for June 30, 2010, adjusted to reflect 2% common stock dividend paid to shareholders of record as of September 30, 2010.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$807	2,071	(1,037)	3,931

Other comprehensive income, net of tax:
Unrealized gain on investment securities available for sale, net of tax effect of ($1,646) and ($1,489) for the three months ended June 30, 2011, and June 30, 2010, respectively; and ($1,583) and ($2,144) for the six months ended June 30, 2011, and June 30, 2010, respectively.	3,195	2,890	3,072	4,163

Unrealized loss on derivatives, net of tax effect of $62 and $124 for the three month periods ending June 30, 2011 and June 30, 2010, respectively; and $20 and $174 for the six month periods ended June 30, 2011, and June 30, 2010, respectively.	(118)	(241)	(39)	(338)
Reclassification adjustment for gains included in net income (loss) , net of tax effect of $112 and $79 for the three month periods ended June 30, 2011 and June 30, 2010, respectively; and $357 and $247 for the six month periods ended June 30, 2011, and June 30, 2010, respectively.	(217)	(153)	(693)	(479)

Comprehensive income	$3,667	4,567	1,303	7,277

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2011

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares		Common Stock	Common Stock Warrants	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Common Stock	Preferred Stock
Balance at December 31, 2010	7,334,963	18,400	$77	556	74,920	39,994	(5,076)	973	111,444
Restricted stock awards	10,480	—	—	—	—	—	—	—	—
Consolidated net income (loss)	—	—	—	—	—	(1,037)	—	—	(1,037)
Compensation expense, restricted stock awards	—	—	—	—	62	—	—	—	62
Net change in unrealized gain on securities available for sale, net of income taxes of ($1,226)	—	—	—	—	—	—	—	2,379	2,379
Net change in unrealized loss on derivatives, net of income taxes of $20	—	—	—	—	—	—	—	(39)	(39)
Dividend to preferred stockholder	—	—	—	—	—	(460)	—	—	(460)
Accretion of preferred stock discount	—	—	—	—	55	(55)	—	—	—
Dividend to common stockholders	—	—	—	—	—	(1,174)	—	—	(1,174)

Balance June 30, 2011	7,345,443	18,400	$77	556	75,037	37,268	(5,076)	3,313	111,175

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Period Ended June 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$4,490	7,210

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	82,995	71,022
Purchase of securities available for sale	(88,359)	(144,254)
Net decrease in loans	20,506	10,036
Purchase of Federal Home Loan Bank stock	(50)	(97)
Proceeds from sale of foreclosed assets	1,688	2,525
Purchase of premises and equipment	(363)	(389)

Net cash provided by (used in) investing activities	16,417	(61,157)

Cash flows from financing activities:
Net increase in demand deposits	1,440	36,408
Net increase (decrease) in time and other deposits	(11,132)	13,793
Increase in advances from borrowers for taxes and insurance	264	270
Advances from Federal Home Loan Bank	—	5,000
Repayment of advances from Federal Home Loan Bank	(11,836)	(18,848)
Net increase in repurchase agreements	1,576	5,001
Sale of common stock	—	26,814
Sale of treasury stock	—	1,419
Dividend paid on preferred stock	(460)	(460)
Dividends paid on common stock	(1,174)	(874)

Net cash provided by (used in) financing activities	(21,322)	68,523

Increase (decrease) in cash and cash equivalents	(415)	14,576
Cash and cash equivalents, beginning of period	60,984	41,111

Cash and cash equivalents, end of period	$60,569	55,687

Supplemental disclosures of Cash Flow Information:
Interest paid	$4,955	6,143

Income taxes paid	$895	2,145

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$1,381	1,936

Foreclosures and in substance foreclosures of loans during period	$2,996	2,993

Net unrealized gains on investment securities classified as available for sale	$3,604	5,581

Increase in deferred tax asset related to unrealized gains on investments	$(1,226)	(1,897)

Dividends declared and payable	$588	845

Issue of unearned restricted stock	$83	92

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and six month periods ended June 30, 2011, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2011.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2010 Consolidated Financial Statements.

(2)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and six month periods ended June 30, 2011, and June 30, 2010. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding. Outstanding share amounts for the three month period ended June 30, 2010, were adjusted to reflect a 2% common stock dividend paid to shareholders of record as of September 30, 2010.

	Three Month Periods Ended
	June 30, 2011	June 30, 2010
Basic IPS:
Net income available to common stockholders	$550,000	$1,814,000
Average common shares outstanding	7,321,018	4,016,293

Net income per share available to common shareholders, basic	$0.08	$0.45

Diluted IPS
Net income available to common stockholders	$550,000	$1,814,000
Average common shares outstanding	7,321,018	4,016,293
Dilutive effect of stock options	—	1,863

Average diluted shares outstanding	7,321,018	4,018,156

Net income per share available to common shareholders, diluted	$0.08	$0.45

	Six Month Periods Ended
	June 30, 2011	June 30, 2010
Basic IPS:
Net income (loss) available (attributable) to common stockholders	($1,548,000)	$3,420,000
Average common shares outstanding	7,319,156	3,832,766

Net income (loss) per share available (attributable) to common shareholders, basic	($0.21)	$0.89

Diluted IPS
Net income (loss) available (attributable) to common stockholders	($1,548,000)	$3,420,000
Average common shares outstanding	7,319,156	3,832,766
Dilutive effect of stock options	—	1,863

Average diluted shares outstanding	7,319,156	3,834,629

Net income (loss) per share available (attributable) to common shareholders, diluted	($0.21)	$0.89

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $30,500 and $61,100 for the three and six month periods ended June 30, 2011, and $36,000 and $72,000 for the three and six month periods ended June 30, 2010, respectively. The Company issued 9,716 and 10,480 shares of restricted stock during the three and six month periods ended June 30, 2011, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at June 30, 2011:

Year Ending December 31,	Future Expense
(Dollars in Thousands)
2011	$53,485
2012	87,089
2013	54,300
2014	26,321
2015	8,591

Total	$229,786

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

At June 30, 2011, the Company has 40 securities with unrealized losses. The carrying amount of securities and their estimated fair values at June 30, 2011, were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$157,407	2,495	(944)	158,958
Taxable municipal bonds	12,932	425	(27)	13,330
Tax free municipal bonds	64,576	2,016	(152)	66,440
Trust preferred securities	2,000	—	(761)	1,239
Mortgage-backed securities:
GNMA	31,520	864	(119)	32,265
FNMA	53,139	1,587	(84)	54,642
FHLMC	18,154	512	—	18,666
NON-AGENCY CMOs	2,392	9	(241)	2,160
AGENCY CMOs	18,326	586	—	18,912

	$360,446	8,494	(2,328)	366,612

The carrying amount of securities and their estimated fair values at December 31, 2010, was as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,378	—	—	4,378

Unrestricted:
U.S. government and agency securities:	$163,365	2,921	(1,882)	164,404
Tax free municipal bonds	64,967	481	(1,055)	64,393
Taxable municipal bonds	17,037	105	(350)	16,792
Trust preferred securities	2,000	—	(723)	1,277
Mortgage-backed securities:
GNMA	30,325	873	(184)	31,014
FNMA	27,324	1,247	(23)	28,548
FHLMC	19,059	413	(29)	19,443
NON-AGENCY CMOs	3,711	38	(205)	3,544
AGENCY CMOs	27,388	1,039	(104)	28,323

	$355,176	7,117	(4,555)	357,738

The scheduled maturities of debt securities available for sale at June 30, 2011, were as follows:

June 30, 2011	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$635	648
Due in one to five years	12,834	12,986
Due in five to ten years	31,133	31,806
Due after ten years	82,327	83,462

	126,929	128,902
Amortizing agency bonds	109,986	111,065
Mortgage-backed securities	123,531	126,645

Total debt securities available for sale	$360,446	366,612

The scheduled maturities of debt securities available for sale at December 31, 2010, were as follows:

December 31, 2010	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$778	773
Due in one to five years	6,699	6,772
Due in five to ten years	21,825	22,069
Due after ten years	88,180	86,836

	117,482	116,450
Amortizing agency bonds	129,887	130,416
Mortgage-backed securities	107,807	110,872

Total debt securities available for sale	$355,176	357,738

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2011, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollar in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$68,727	(939)	1,545	(5)	70,272	(944)
Taxable municipals	1,027	(27)	—	—	1,027	(27)
Tax free municipals	5,417	(151)	200	(1)	5,617	(152)
Trust preferred securities	—	—	1,239	(761)	1,239	(761)
Mortgage-backed securities:
GNMA	2,811	(119)	—	—	2,811	(119)
FNMA	4,037	(82)	83	(2)	4,120	(84)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	2,026	(241)	2,026	(241)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$82,019	(1,318)	5,093	(1,010)	87,112	(2,328)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2010, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$90,716	(1,882)	—	—	90,716	(1,882)
Taxable municipal bonds	10,207	(345)	445	(5)	10,652	(350)
Tax free municipal bonds	31,411	(885)	5,225	(170)	36,636	(1,055)
Trust preferred securities	—	—	1,277	(723)	1,277	(723)
Mortgage-backed securities:
GNMA	11,871	(184)	—	—	11,871	(184)
FNMA	3,104	(22)	85	(1)	3,189	(23)
FHLMC	8,316	(29)	—	—	8,316	(29)
NON-AGENCY CMOs	—	—	2,149	(205)	2,149	(205)
AGENCY CMOs	5,028	(104)	—	—	5,028	(104)

Total Available for Sale	$160,653	(3,451)	9,181	(1,104)	169,834	(4,555)

At June 30, 2011, securities with a book value of approximately $110.5 million and a market value of approximately $116.7 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $8.4 million and a market value of $9.0 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $47.55 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At June 30, 2011, securities with a book and market value of approximately $30.7 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $17.3 million and a market value of $17.4 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	June 30, 2011	June 30, 2011	December 31, 2010	December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$176,794	30.2%	$182,671	30.0%
Second mortgages (closed end)	6,557	1.1%	6,196	1.0%
Home equity lines of credit	38,539	6.6%	40,191	6.6%
Multi-family	30,458	5.2%	29,416	4.8%
Construction	15,002	2.6%	23,361	3.8%
Land	56,238	9.6%	60,063	9.9%
Non-residential real estate	191,978	32.8%	195,285	32.0%

Total mortgage loans	515,566	88.1%	537,183	88.1%
Consumer loans	16,634	2.8%	18,060	3.0%
Commercial loans	52,903	9.1%	54,439	8.9%

Total other loans	69,537	11.9%	72,499	11.9%

Total loans, gross	585,103	100.0%	609,682	100.0%

Deferred loan cost, net of income	295		363
Less allowance for loan losses	(13,655)		(9,830)

Total loans	$571,743		$600,215

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At June 30, 2011, and December 31, 2010, the Bank’s non-residential real estate loan portfolio was made up of the following loan types:

	Balance June 30, 2011	Balance December 31, 2010
	(Dollars in Thousands)
Land & development	$56,238	60,063
Construction	4,524	5,179
Manufacturing	4,539	5,358
Professional and Technical	2,485	2,440
Retail Trade	12,725	12,664
Other Services	18,697	20,200
Finance & Insurance	139	144
Agricultural, Forestry, Fishing & Hunting	37,258	40,655
Real Estate and Rental and Leasing	48,685	49,017
Wholesale Trade	11,234	7,779
Arts, Entertainment & Recreation	5,618	5,981
Accomodations / Food Service	25,911	26,439
Healthcare and Social Assistance	10,419	10,588
Educational Services	34	38
Transportation & Warehousing	1,695	1,771
Information	2,984	3,099
Public Administration	448	119
Non-industry	3,328	3,426
Admin Support / Waste Mgmt	1,255	388

Total	$248,216	255,348

The allowance for loan losses totaled $13.7 million at June 30, 2011, $9.8 million at December 31, 2010, and $8.6 million at June 30, 2010. The ratio of the allowance for loan losses to total loans was 2.34% at June 30, 2011, 1.61% at December 31, 2010, and 1.33% at June 30, 2010. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
One-to-four family first mortgages	$2,003	1,559	987
Home equity lines of credit	167	103	50
Multi-family	—	301	8,284
Construction	—	1,541	535
Land	1,440	363	585
Non-residential real estate	182	1,043	997
Consumer loans	34	23	2
Commercial loans	270	97	215

Total non-accrual loans	$4,096	5,030	11,655

The table below presents past due and non-accrual balances at June 30, 2011, by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing		Total
					Substandard	Doubful
	(Dollars in Thousands)
One-to-four family mortgages	$154,940	1,270	2,003	9,648	8,886	47	176,794
Home equity line of credit	36,510	86	167	1,146	400	230	38,539
Junior liens	5,159	18	—	498	882	—	6,557
Multi-family	19,925	—	—	5,962	4,571	—	30,458
Construction	12,030	—	—	1,202	1,770	—	15,002
Land	16,293	1,627	1,440	22,434	13,444	1,000	56,238
Non-residential real estate	154,830	519	182	13,114	22,914	419	191,978
Consumer loans	15,928	67	34	167	402	36	16,634
Commercial loans	45,820	313	270	2,396	4,101	3	52,903

Total	$461,435	3,900	4,096	56,567	57,370	1,735	585,103

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

The Company’s annualized net charge off ratios for three month periods ended June 30, 2011, June 30, 2010, and the year ended December 31, 2010, was 0.38%, 0.54% below and 0.78%, respectively. The ratios of allowance for loan losses to non-accrual loans at June 30, 2011, June 30, 2010, and December 31, 2010, were 330.63%, 80.03%, and 195.43% respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods ended:

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$9,830	8,851	8,851
Charge offs:
One-to-four family mortgages	(384)	(403)	(184)
Home equity line of credit	—	(61)	(10)
Junior liens	—	—	—
Multi-family	(89)	(1,605)	(366)
Construction	(353)	(751)	(279)
Land	(198)	(265)	(25)
Non-residential real estate	(113)	(1,252)	(397)
Consumer loans	(211)	(472)	(215)
Commercial loans	(33)	(481)	(460)

Total charge offs	(1,381)	(5,290)	(1,936)

Recoveries:
One-to-four family mortgages	89	10	4
Home equity line of credit	—	1	—
Junior liens	1	5	5
Multi-family	—	85	—
Construction	—	—	—
Land	—	3	—
Non-residential real estate	84	—	32
Consumer loans	61	184	115
Commercial loans	1	11	31

Total recoveries	236	299	187

Net charge offs	(1,145)	(4,991)	(1,749)

Provision for loan losses	4,970	5,970	1,469

Ending balance	$13,655	9,830	8,571

Average loan balance, gross	$597,519	638,378	642,615

Ratio of net charge offs to average outstanding loans during the period	0.38%	0.78%	0.54%

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

The Company conducts annual reviews on all loan relationships above $1.0 million to ascertain the borrowers continued ability to service their debt as agreed. In addition to the credit relationships mentioned above, management may classify any credit relationship once it becomes aware of adverse credit trends for that customer. Typically, the annual review consists of updated financial statements for borrowers and any guarantors, a review of the borrower’s credit history with the Company and other creditors, and current income tax information.

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

Watch loans are acceptable credits: (1) that need continual monitoring, such as out-of territory or asset-based loans (since the Bank does not have an asset-based lending department), or (2) with a marginal risk level to business concerns and individuals that; (a) have exhibited favorable performance in the past, though currently experiencing negative trends; (b) are in an industry that is experiencing volatility or is declining, and their performance is less than industry norms; and (c) are experiencing unfavorable trends in their financial position, such as one-time net losses or declines in asset values. These marginal borrowers may have early warning signs of problems such as occasional overdrafts and minor delinquency. If considered marginal, a loan would be a “watch” until financial data demonstrated improved performance or further deterioration to a “substandard” grade usually within a 12-month period. In the table on page 23, Watch loans are included with satisfactory loans and classified as Pass.

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At June 30, 2011, December 31, 2010 and June 30, 2010, the Company’s impaired loans totaled $63.2 million, $58.6 million and $36.0 million, respectively. At June 30, 2011, December 31, 2010, and June 30, 2010, the Company’s reserve for impaired loans totaled $7.2 million, $4.3 million and $2.4 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at June 30, 2011, were as follows:

					Gross Loans	Specific Reserve for	Reserve for Performing

June 30, 2011	Pass	Special Mention	Impaired Loans
			Substandard	Doubful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$156,210	9,648	10,529	407	176,794	572	1,042
Home equity line of credit	36,596	1,146	562	235	38,539	235	323
Junior liens	5,177	498	882	0	6,557	206	6
Multi-family	19,925	5,962	4,571	—	30,458	604	904
Construction	12,030	1,202	1,770	—	15,002	15	463
Land	17,920	22,434	14,884	1,000	56,238	1,255	846
Non-residential real estate	155,349	13,114	23,095	420	191,978	3,471	2,303
Consumer loans	15,995	167	441	31	16,634	110	276
Commercial loans	46,133	2,396	4,143	231	52,903	710	314

Total	$465,335	56,567	60,877	2,324	585,103	7,178	6,477

A summary of the Company’s impaired loans and their respective reserve at December 31, 2010, were as follows:

					Gross Loans	Specific Reserve for	Reserve for Performing
			Impaired Loans
		Special Mention
December 31, 2010	Pass		Substandard	Doubful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$165,864	8,121	8,388	298	182,671	350	746
Home equity line of credit	39,129	499	333	230	40,191	105	69
Junior liens	5,514	495	187	—	6,196	77	107
Multi-family	26,098	—	3,017	301	29,416	178	1,843
Construction	16,164	3,292	3,702	203	23,361	108	549
Land	29,858	16,930	13,275	—	60,063	588	276
Non-residential real estate	160,995	11,089	22,780	421	195,285	2,540	1,489
Consumer loans	17,488	205	367	—	18,060	85	22
Commercial loans	47,016	2,314	5,092	17	54,439	255	443

Total	$508,126	42,945	57,141	1,470	609,682	4,286	5,544

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2011, were as follows:

				For the six-month period ended June 30, 2011
	At June 30, 2011
Impaired loans with no recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
One-to-four family mortgages	7,873	7,873	—	7,471	217
Home equity line of credit	276	276	—	595	9
Junior liens	8	8	—	252	2
Multi-family	2,721	2,721	—	665	26
Construction	210	210	—	687	7
Land	12,510	12,510	—	13,794	288
Non-residential real estate	10,818	10,818	—	12,549	374
Consumer assets owned by bank	109	109	—	155	8
Commercial loans	3,484	3,484	—	2,260	14

Total	38,009	38,009	—	38,428	945

				For the six-month period ended June 30, 2011
	At June 30, 2011
Impaired loans and recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
One-to-four family mortgages	3,063	3,063	572	4,350	55
Home equity line of credit	521	521	235	465	10
Junior liens	874	874	206	836	11
Multi-family	1,850	1,850	604	1,695	51
Construction	1,560	1,560	15	1,457	5
Land	3,374	3,374	1,255	3,512	57
Non-residential real estate	12,697	12,697	3,471	12,416	973
Consumer assets owned by bank	363	363	110	96	4
Commercial loans	890	890	710	784	13

Total	25,192	25,192	7,178	25,611	1,179

Total impaired loans	63,201	63,201	7,178	64,039	2,124

On a periodic basis, the Bank may chose to modify the terms of certain loans. These modifications may originate from a borrower who is having a difficult time meeting their financial obligations. The Bank may chose to temporarily or permanently modify the terms of the loan to assist the borrower and avoid foreclosure. The Bank’s decision to modify lending terms is dependent on whether we deem the customer’s financial situation correctable, the likelihood that the loan’s collateral may decline in value and/or its condition may deteriorate during the term of the modification and that the modification is likely to assist both the customer and Bank avoid future collection issues, including foreclosure:

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at June 30, 2011 and December 31, 2010, is below:

	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
One-to-four family mortgages	$4,686	3,932
Home equity line of credit	59	114
Multi-family	—	246
Construction	—	1,541
Land	965	512
Non-residential real estate	3,454	3,915
Consumer loans	51	69
Commercial loans	655	700

Total TDR	$9,870	11,029

Less:
TDR in non-accrual status
One-to-four family mortgages	(1,352)	(1,181)
Home equity line of credit	—	—
Multi-family	—	—
Construction	—	(1,338)
Land	—	(512)
Non-residential real estate	(113)	—
Consumer loans	—	—
Commercial loans	(208)	—

Total performing TDR	$8,197	$7,998

(6)	REAL ESTATE AND OTHER ASSETS OWNED

The Company’s real estate and other assets owned represent properties and personal collateral acquired through customer loan defaults. The property is recorded at the lower of cost or fair value less estimated cost to sell and carrying cost at the date acquired. Any difference between the book value and estimated market value is recognized as a charge off through the allowance for loan loss account. Additional real estate owned and other asset losses may be determined on individual properties at specific intervals or at the time of disposal. Additional losses are recognized as a non-interest expense.

At June 30, 2011, December 31, 2010, and June 30, 2010, the Company had balances in non-performing assets consisting of the following:

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
One-to-four family mortgages	$305	534	589
Multi-family	6,231	7,266	575
Construction	1,597	624	367
Land	1,030	482	645
Non-residential real estate	861	900	300
Consumer assets owned by bank	24	6	15

Total	$10,048	9,812	2,491

Total non-accrual loans	$4,096	5,030	11,655

Total non-performing assets	$14,144	14,842	14,146

Non-performing asset / Total assets	1.33%	1.37%	1.28%

The following is a summary of the activity in the Company’s real estate and other assets owned for the six month period ending June 30, 2011:

		Activity During 2011
	Balance 12/31/2010	Foreclosures	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 6/30/2011
	(Dollars in Thousands)
One-to-four family mortgages	534	652	(754)	(111)	(16)	305
Multi-family	7,266	—	(249)	(773)	(13)	6,231
Construction	624	1,144	(163)	—	(8)	1,597
Land	482	850	(269)	(25)	(8)	1,030
Non-residential real estate	900	215	(128)	(116)	(10)	861
Consumer assets owned by bank	6	135	(125)	—	8	24

Total	9,812	2,996	(1,688)	(1,025)	(47)	10,048

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At June 30, 2011	At December 31, 2010
Asset–investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—
Stockholder’s equity–trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Income Statements	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2011	2010	2011	2010
Income–interest income from subordinated debentures issued by
HopFed Bancorp, Inc.	$86	86	$174	172

Net income	$86	86	174	172

Summary Statement of Stockholders’ Equity	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2010	$10,000	310	—	10,310
Net income	—	—	174	174
Dividends:
Trust preferred securities	—	—	(169)	(169)
Common paid to HopFed Bancorp, Inc.	—	—	(5)	(5)

Ending balances, June 30, 2011	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without exclusively using quoted prices for the individual securities in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments using the fair value of any assigned collateral. The values for bank owned life insurance are obtained from stated values from the respective insurance companies. The liability associated with the Company’s derivative is obtained from a quoted value supplied by our correspondent banker. The value of real estate owned is obtained from appraisals completed on properties at the time of acquisition and annually thereafter.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2011 Description	Total carrying value in the consolidated condensed Statement of Financial Position at June 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$366,612	—	365,373	$1,239
Bank owned life insurance	8,984	—	8,984	—
Liabilities
Interest rate swap	1,146	—	1,146	—

December 31, 2010	Total carrying value in the consolidated condensed Statement of Financial Position at December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets
Available for sale securities	$357,738	—	356,461	$1,277
Bank owned life insurance	8,819	—	8,819	—
Liabilities
Interest rate swap	1,088	—	1,088	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for June 30, 2011:

June 30, 2011	Total carrying value in the consolidated condensed Statement of Financial Condition at June 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets
Other real estate owned	$10,024	—	—	$10,024
Other assets owned	24	—	—	24
Impaired loans, net of reserve of $7,178	56,023	—	—	56,023

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2010:

December 31, 2010	Total carrying value in the consolidated condensed Statement of Financial Condition at December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets
Other real estate owned	$9,806	—	—	$9,806
Other assets owned	6	—	—	6
Impaired loans, net of reserve of $4,286	54,325	—	—	54,325

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the six-month periods ended June 30, 2011, and June 30, 2010, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2011		2010
Six month period ended June 30,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,277	—	1,426	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at June 30,	(38)	—	(110)	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, June 30,	$1,239	—	1,316	—

The estimated fair values of financial instruments were as follows at June 30, 2011:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$54,301	54,301
Interest-earning deposits in Federal Home Loan Bank	6,268	6,268
Securities available for sale	366,612	366,612
Federal Home Loan Bank stock	4,428	4,428
Loans receivable	571,743	582,801
Bank owned life insurance	8,984	8,984
Accrued interest receivable	6,130	6,130
Financial liabilities:
Deposits	817,237	823,515
Advances from borrowers for taxes and insurance	503	503
Advances from Federal Home Loan Bank	70,069	73,462
Repurchase agreements	46,686	47,689
Subordinated debentures	10,310	10,092
Accrued interest payable	1,459	1,459
Market loss on value of interest rate swap	1,146	1,146
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

The estimated fair values of financial instruments were as follows at December 31, 2010:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$54,042	54,042
Interest-earning deposits in Federal Home Loan Bank	6,942	6,942
Securities available for sale	357,738	357,738
Federal Home Loan Bank stock	4,378	4,378
Loans receivable	600,215	612,694
Bank owned life insurance	8,819	8,819
Accrued interest receivable	6,670	6,670
Financial liabilities:
Deposits	826,929	835,465
Advances from borrowers for taxes and insurance	239	239
Advances from Federal Home Loan Bank	81,905	85,209
Repurchase agreements	45,110	46,273
Subordinated debentures	10,310	10,092
Accrued interest payable	1,542	1,542
Market loss on value of interest rate swap	1,088	1,088
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

(9)	ISSUANCE OF PREFERRED SHARES

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

At June 30, 2011, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At June 30, 2011, the Company can no longer issue options under this plan. The remaining 30,600 options are fully vested and outstanding until their maturity date. At June 30, 2011, the strike price of outstanding options exceeds the current market price of HopFed Bancorp, Inc. stock.

The following is a summary of stock options outstanding at June 30, 2011:

Exercise Price	Average Remaining Life (Years)	Outstanding Options
$12.08	1.2	10,200
17.00	2.9	20,400

$15.36	2.3	30,600

(11)	DERIVATIVE INSTRUMENTS

Under guidelines of Financial Accounting Standards Board (“FASB”) ASC 815, Derivative and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the consolidated statement of financial position. ASC 815 provides special hedge accounting provisions, which permit the change in fair value of the hedge item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three and six month periods ended June 30, 2011, or the year ended December 31, 2010.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At June 30, 2011, and December 31, 2010, the cost of the Bank to terminate the cash flow hedge was approximately $1,146,000 and $1,088,000, respectively.

(12)	REGULATORY AGREEMENT

On April 30, 2010, the Company and the Bank, each entered into an informal Memorandum of Understanding (MOU) with its primary regulator at that time, the Office of Thrift Supervision (OTS). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or to receive a cash dividend from the Bank. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 9.00% and a Total Risk Based Capital Ratio of 12.00%. At June 30, 2011, the Bank’s Tier 1 Ratio was 9.50% and its Total Risk Based Capital was 16.42%.

Under the Bank MOU, among other things, the Bank has agreed to the following: (1) the Bank will not declare or pay any dividends or make other capital distributions, or commit to pay dividends or make other capital distributions, without prior regulatory approval; (2) the Bank will adopt a concentration risk reduction plan to reduce the outstanding balance of commercial real estate loans relative to core capital and the allowance for loan losses; and (3) the Bank will not increase brokered deposits without prior regulatory approval.

In addition, the MOUs identify actions, policies and procedures to be taken and adopted by the Board of Directors and management of the Company and the Bank, as appropriate, to ensure maintenance of adequate liquidity, monitor and report compliance with the MOUs and certain applicable regulations, reduce the level of classified assets, and correct certain deficiencies and weaknesses identified by the regulator. The MOUs will remain in effect until modified or terminated by the regulator.

The Board of Directors and management of each of the Company and the Bank have taken various actions to comply with the terms and conditions of the MOUs, and will continue to take all actions believed to be necessary for compliance. The Board and management will continue to work closely with its regulators in order to comply with the terms and conditions of the MOUs and are committed to addressing and resolving any and all issues presented in the MOUs.

(13)	REGULATORY CHANGES

Effective July 21, 2011, pursuant to Section 312 of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (i) the regulatory functions and rulemaking authority of the OTS with regard to federally chartered savings and loans associations (including the Company’s wholly owned bank subsidiary) were transferred to the Office of the Comptroller of the Currency (“OCC”) and the (ii) regulatory functions and rulemaking authority of the OTS in regards to saving and loan companies, including HopFed Bancorp, Inc., were transferred to the Board of Governors of the Federal Reserve System (“FRB”). Beginning on July 21, 2011, the OCC became the primary regulator of the Bank and is vested with the authority to enforce the Bank’s MOU. Also beginning July, 21, 2011, the Company became subject to the regulation of the FRB, which is vested with authority to enforce the Company’s MOU.

The Bank is subject to various regulatory capital requirements now administered by the Office of the Comptroller of the Currency as successor to the OTS (see discussion above regarding “Regulatory Changes”). Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors

(14)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2011, and December 31, 2010, and for the three and six month periods ended June 30, 2011, and June 30, 2010, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2010 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2011, and December 31, 2010

Total assets declined from $1.08 billion at December 31, 2010, to $1.06 billion at June 30, 2011. Securities available for sale increased from $357.7 million at December 31, 2010, to $366.6 million at June 30, 2011. At June 30, 2011, and December 31, 2010, securities classified as “available for sale” had an amortized cost of $360.4 million and $355.2 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2010 and June 30, 2011. Total Federal Home Loan Bank “FHLB” borrowings declined $11.8 million, from $81.9 million at December 31, 2010, to $70.1 million at June 30, 2011. Total repurchase balances increased from $45.1 million at December 31, 2010, to $46.7 million at June 30, 2011.

Net loans totaled $571.7 million and $600.2 million at June 30, 2011, and December 31, 2010, respectively. Loan demand is weak for consumer, agricultural and commercial loan products. Given the current weakness in the economy, the Company remains highly selective in both its underwriting standards and types of loans being originated.

The Company’s net loan balances are also adversely affected by the presence of a Memorandum of Understanding and Agreement (MOU) between the Office of Thrift Supervision (“OTS”), the Company and our Bank subsidiary. The MOU remains in effect despite the merger of the OTS by the Office of Comptroller of the current on July 21, 2011.

The Company has made significant increases to its allowance for loan loss account, increasing the allowance to $13.7 million at June 30, 2011, as compared to $9.8 million at December 31, 2010. The provision expense was necessary due to a number of localized factors, including recent flooding and other weather related events that have resulted in poor growing conditions for local farmers, many of whom will lose their crops due to flooded fields. Weather events both here and in Japan have affected local manufacturers, as companies that supply Japanese automakers have been impacted by lower demand in Japan as well as tornadoes locally, which has affected manufacturing production. These factors, as well as a poor economy nationally, continue to have negative consequences for business in our region.

At June 30, 2011, deposits declined to $817.2 million from $826.9 million at December 31, 2010 as the Company chose not to renew selected brokered time deposits that matured. The average cost of all deposits during the three month periods ended June 30, 2011, June 30, 2010, and December 31, 2010, was 1.80%, 2.14% and 1.92%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given weak loan demand and poor investment alternatives, the Company has chosen to reduce its balances of higher costing time deposits. The Company anticipates a further reduction in both FHLB borrowing balances and brokered deposits during the second half of 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Net Income. For the six months ended June 30, 2011, the Company incurred a net loss attributable to common shareholders of $1,548,000, compared to net income available to common shareholders of $3,420,000 for the six months ended June 30, 2010. The loss attributable to common shareholders for the six month period ended June 30, 2011, was largely the result of higher levels of provision for loan loss expenses incurred during the first three months of 2011. The Company’s provision for loan loss expense for the six month period ended June 30, 2011, was $5.0 million as compared to $1.5 million for the six month period ended June 30, 2010.

Net Interest Income. Net interest income for the six month period ended June 30, 2011 was $13.8 million, compared to $15.2 million for the six month period ended June 30, 2010. The decline in net interest income for the six months ended June 30, 2011 as compared to June 30, 2010 was largely due to a decline in the average balance of loans outstanding. Loan demand remains weak and management anticipates that interest income on loans will continue to decline through the end of 2011. Management’s ability to mitigate the decline in loan income is dependent on our ability to reduce the company’s interest expenses on deposits.

For the six month periods ended June 30, 2011 and June 30, 2010, the Company’s cost of interest bearing liabilities was 2.19% and 2.56%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates as well as an increase in FHLB advances that were made at favorable rates.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six month periods ended June 30, 2011 and June 30, 2010. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $560,000 for June 30, 2011, and $540,000 for June 30, 2010, for a tax equivalent rate using a cost of funds rate of 2.20% for June 30, 2011, and 2.50% for June 30, 2010. The table adjusts tax-free loan income by $17,000 for June 30, 2011, and $32,000 for June 30, 2010, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2011	Income and Expense 6/30/2011	Average Rates 6/30/2011	Average Balance 6/30/2010	Income and Expense 6/30/2010	Average Rates 6/30/2010
	(Table Amounts in Thousands, Except Percentages)
Loans	$585,625	16,939	5.79%	$641,078	19,663	6.13%
Investments AFS taxable	296,122	5,422	3.66%	263,182	5,957	4.53%
Investment AFS tax free	67,978	1,761	5.18%	59,064	1,714	5.80%
Federal funds	8,471	8	0.19%	—	—	—

Total interest earning assets	958,196	24,130	5.04%	963,324	27,334	5.67%

Other assets	118,070			97,330

Total assets	$1,076,266			$1,060,654

Interest bearing retail deposits	$679,675	6,665	1.96%	$672,748	8,017	2.38%
Brokered deposits	87,992	971	2.21%	84,813	1,075	2.53%
FHLB borrowings	73,564	1,321	3.59%	96,219	1,682	3.50%
Repurchase agreements	39,852	430	2.16%	39,208	406	2.07%
Subordinated debentures	10,310	365	7.08%	10,310	364	7.06%

Total interest bearing liabilities	891,393	9,752	2.19%	903,298	11,544	2.56%

Non-interest bearing deposits	67,313			67,657
Other liabilities	5,196			4,583
Stockholders’ equity	112,364			85,116

Total liabilities and stockholders’ equity	$1,076,266			$1,060,654

Net change in interest earning assets and interest bearing liabilities		14,378	2.85%		15,790	3.11%

Net interest margin		3.00%			3.28%

Interest Income. For the six months ended June 30, 2011, the Company’s total interest income was $23.6 million, as compared to $26.8 million for the six months ended June 30, 2010. The decline is largely due to a decline in loans outstanding and lower market interest rates. The average balance of loans receivable decreased $55.5 million, from $641.1 million at June 30, 2010 to $585.6 million at June 30, 2011. The decline in the average balance of loans is the result of weak loan demand and management’s lessened appetite for construction lending as well as multi-family and commercial real estate. For the six month period ended June 30, 2011, the company’s average balance in the allowance for loan loss account was $11.9 million as compared to $8.6 million for the six month period ended June 30, 2010. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.65% for the six months ended June 30, 2010 to 107.49% for the six months ended June 30, 2011.

Interest Expense. Interest expense declined approximately $1.7 million for the six months ended June 30, 2011 as compared to the same period in 2010. The decline was attributable to lower market interest rates and lower FHLB borrowing balances. The average cost of interest-bearing retail deposits declined from 2.38% at June 30, 2010 to 1.96% at June 30, 2011. Over the same period, the average balance of interest bearing retail deposits increased $7.0 million, from $672.7 million at June 30, 2010, to $679.7 million at June 30, 2011. The average cost of brokered deposits declined from 2.53% at June 30, 2010 to 2.21% at June 30, 2011. Over the same period, the average balance of brokered deposits increased $3.2 million, from $84.8 million at June 30, 2010 to $88.0 million at June 30, 2011. The average cost of all deposits declined from 2.20% at June 30, 2010, to 1.83% at June 30, 2011.

The average balance of funds borrowed from the FHLB declined $22.6 million, from $96.2 million at June 30, 2010, to $73.6 million at June 30, 2011. The average cost funds borrowed from the FHLB increased from 3.50% at June 30, 2010, to 3.59% at June 30, 2011, as shorter term borrowings mature and are not replaced. The average balance of repurchase agreements increased from $39.2 million at June 30, 2010, to $39.9 million at June 30, 2011. The average cost of repurchase agreements increased from 2.07% at June 30, 2010, to 2.16% at June 30, 2011.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $5.0 million in provision for loan loss was required for the six months ended June 30, 2011, compared to a $1.5 million in provision for loan loss expense for the six months ended June 30, 2010. The increase in the Company’s provision expense is largely the result of an increase in loans adversely classified.

Non-Interest Income. There was a $282,000 decline in non-interest income in the six months ended June 30, 2011 as compared to the same period in 2010. For the six-month period ended June 30, 2011, service charge income was $1.8 million as compared to $2.0 million during the six month period ended June 30, 2010. The decline in service charge income is directly related to recent regulatory changes affected overdraft protection programs on debit card transactions.

For the six month period ended June 30, 2011, the Company realized gains on the sale of investments totaling $1.1 million, as compared to $726,000 for the six month period ended June 30, 2010. For the six month period ended June 30, 2010, the Company realized gains on the sale of real estate owned totaling $293,000. The Company experienced net losses totaling $1.1 million on other real estate owned during the six month period ended June 30, 2011. These losses are reported under non-interest expenses on the income statement. The majority of other non-interest income accounts have varied only slightly from prior periods.

Non-Interest Expenses. There was a $1.9 million increase in total non-interest expenses in the six months ended June 30, 2011 compared to the same period in 2010. As mentioned in the prior paragraph, the increase in non-interest expense was significantly influenced by a $1.1 million loss on real estate owned. In the six month period ended June 30, 2011, deposit insurance expenses increased by $371,000, salaries and benefits expenses increased by $241,000 as compared to the six month period ended June 30, 2010 and losses on the disposal of fixed assets were $140,000 for the six month period ended June 30, 2011, as compared to no losses for the same period in 2010. No other operating expenses increased by more than $100,000 in the comparable periods.

Income Taxes. The effective tax rate for the six months ended June 30, 2011 was 34.0%, compared to 29.1% for the six month period ended June 30, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net Income. The Company’s net income available to common shareholders was $550,000 for the three month period ended June 30, 2011, as compared to net income available to common shareholders of $1.8 million for the three month period ended June 30, 2010. The Company’s results for the three month period ended June 30, 2011 were negatively affected by several factors, including $563,000 in losses on other real estate owned and higher deposit insurance and professional services expenses. Also negatively affecting net income is a 12% decline in net interest income for the three month period ended June 30, 2011, as compared to the three month period ended June 30, 2010.

Net Interest Income. Net interest income for the three month period ended June 30, 2011, was $7.0 million, compared to $7.9 million for the three month period ended June 30, 2010. The decline in net interest income for the three months ended June 30, 2011, as compared to June 30, 2010, was largely due to a $60.7 million decline in the average balance of loans outstanding. For the three months ended June 30, 2011, the average yield on loans was 5.84%, as compared to 6.27% for the three month period ended June 30, 2010.

For the three month period ended June 30, 2011, income on taxable securities declined to $2.7 million, from $3.0 million for the three month period ended June 30, 2010, despite a $21.5 million increase in the average balance on taxable securities during the same periods. The decline in income on taxable securities is the result of declining yields on those assets. For the three month period ending June 30, 2011, the tax equivalent yield on tax free securities was 5.05%, compared to 5.69% for the three-month period ended June 30, 2010.

For the three month periods ended June 30, 2011, and June 30, 2010, the Company’s cost of interest bearing liabilities was 2.16% and 2.50%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates. However, the decline in yields on interest earnings assets exceeded the decline in the Company’s cost of interest bearing liabilities, resulting in a reduced net interest margin. At June 30, 2011, and June 30, 2010, the Company’s net interest margin was 3.06% and 3.36%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended June 30, 2011, and June 30, 2010. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $275,000 for June 30, 2011, and $281,000 for June 30, 2010, for a tax equivalent rate using a cost of funds rate of 2.20% for June 30, 2011, and 2.50% for June 30, 2010. The table adjusts tax-free loan income by $9,000 for June 30, 2011, and $14,000 for June 30, 2010, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2011	Income and Expense 6/30/2011	Average Rates 6/30/2011	Average Balance 6/30/2010	Income and Expense 6/30/2010	Average Rates 6/30/2010
	(Table Amounts in Thousands, Except Percentages)
Loans	$578,815	8,449	5.84%	$639,548	10,024	6.27%
Investments AFS taxable	299,228	2,732	3.65%	277,749	3,035	4.37%
Investment AFS tax free	68,580	865	5.05%	62,688	892	5.69%
Federal funds	7,062	4	0.23%	—	—	—

Total interest earning assets	953,685	12,050	5.05%	979,985	13,951	5.69%

Other assets	113,166			97,661

Total assets	$1,066,851			$1,077,646

Interest bearing retail deposits	$678,379	3,278	1.93%	$687,335	3,982	2.32%
Brokered deposits	83,626	455	2.18%	84,376	519	2.46%
FHLB borrowings	70,595	627	3.55%	93,288	826	3.54%
Repurchase agreements	39,082	225	2.30%	40,345	204	2.02%
Subordinated debentures	10,310	180	6.98%	10,310	181	7.02%

Total interest bearing liabilities	881,992	4,765	2.16%	915,654	5,712	2.50%

Non-interest bearing deposits	67,906			68,845
Other liabilities	5,549			6,061
Stockholders’ equity	111,404			87,086

Total liabilities and stockholders’ equity	$1,066,851			$1,077,646

Net change in interest earning assets and interest bearing liabilities		7,285	2.89%		8,239	3.19%

Net interest margin		3.06%			3.36%

Interest Income. For the three month periods ended June 30, 2011, and June 30, 2010, the Company’s total interest income was $11.8 million and $13.7 million, respectively. As the Company’s loan demand has slowed down, we continue to have a greater dependency on investment income. The average balance of loans receivable declined from $639.6 million for the three months ended June 30, 2010, to $578.8 million for the three month period ended June 30, 2011. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 107.03% for the three months ended June 30, 2010, to 108.13% for the three months ended June 30, 2011.

Interest Expense. Interest expense declined approximately $949,000 for the three months ended June 30, 2011, as compared to June 30, 2010. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of FHLB borrowings. The average cost of interest-bearing retail deposits declined from 2.32% for the three month period ended June 30, 2010, to 1.93% for the three months ended June 30, 2011. Over the same period, the average balance of interest bearing retail deposits declined $8.9 million, from $687.3 million for the three months ended June 30, 2010, to $678.4 million for the three months ended June 30, 2011.

The average balance cost of brokered deposits declined from 2.46% for the three months ended June 30, 2010, to 2.18% for the three months ended June 30, 2011. Over the same period, the average balance of brokered deposits declined $750,000 to $83.6 million for the three month period ended June 30, 2011.

The average balance of funds borrowed from the FHLB declined $22.7 million, from $93.3 million for the three months ended June 30, 2010, to $70.6 million for the three month period ended June 30, 2011. The average cost of borrowed funds from the FHLB increased from 3.54% for the three months ended June 30, 2010, to 3.55% for the three months ended June 30, 2011.

The average balance of repurchase agreements declined from $40.3 million for the three months ended June 30, 2010, to $39.1 million for the three months ended June 30, 2011. The average cost of repurchase agreements increased from 2.02% for the three months ended June 30, 2010, to 2.30% for the three months ended June 30, 2011.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $452,000 in provision for loan loss was required for the three months ended June 30, 2011, compared to an $858,000 in provision for loan loss expense for the three months ended June 30, 2010.

Non-Interest Income. There was a $338,000 decrease in non-interest income in the three months ended June 30, 2011, as compared to the same period in 2010. The most significant reason for the decline in non-interest income was the presence of a $268,000 gain on the sale of other real estate owned during the three month period ended June 30, 2010. For the three month period ended June 30, 2011, the Company’s service charge income was $952,000, a decline of $84,000 over the same period in 2010. For the three-month period ended June 30, 2011, the Company recognized $329,000 in gains on the sale of investments as compared to $232,000 for the three-month period ended June 30, 2010.

Non-Interest Expenses. There was a $849,000 increase in total non-interest expenses in the three-month period ended June 30, 2011, as compared to the same period in 2010. The most significant change in non-interest expenses was $563,000 in loss on other real estate owned as compared to a $268,000 gain experienced during the three-month period ended June 30, 2010. Approximately $470,000 of the loss on other real estate was the result of reductions in the value of properties owned by the Company and obtained through foreclosure. The Company continues to update appraisals on other real estate owned properties annually. The appraised values on several Company owned properties have declined in value in the last year, requiring the Company to reduce the book value of these properties. The Company has seen investor interest in these properties and anticipates that the total amount of properties in other real estate owned will decline significantly by the end of 2011.

For the three months ended June 30, 2011, other non-interest expenses items with significant increases as compared to the same period in 2010 include salaries and benefits increasing by $145,000 and expenses for deposit insurance and examination fees increasing by $160,000. No other operating expense item increased by more than $100,000 in the three month period ended June 30, 2011, as compared to the three month period ended June 30, 2010.

Income Taxes. The effective tax rate for the three-month periods ending June 30, 2011 and June 30, 2010, was 34.6% and 29.9%, respectively.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. In the past, the Company has been required to seek approval from the Office of Thrift Supervision prior to the declaration of a dividend to common shareholders. After the merger of the OTS with the Office of Comptroller of the Currency, future common dividend request will be made to the Federal Reserve Bank.

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

At June 30, 2011, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Current Balance	Maturity Date
10/23/2009	1.65%	$ 2,020,000	10/24/2011
2/16/2010	1.00%	4,000,000	11/16/2011
2/16/2010	1.00%	2,000,000	12/16/2011
9/22/2009	2.00%	5,077,000	3/22/2012
9/29/2010	0.60%	2,076,000	6/30/2012
10/16/2009	2.30%	3,011,000	10/16/2012
3/3/2010	1.75%	2,032,000	3/4/2013
1/22/2010	2.20%	3,092,000	7/22/2013
3/2/2010	2.00%	3,204,000	9/2/2013
10/26/2009	2.00%	5,215,000	10/28/2013
9/22/2010	1.15%	2,144,000	3/22/2014(1)
7/1/2009	2.75%	9,802,000	7/1/2014(1)
8/11/2009	3.00%	5,095,000	8/11/2014(1)
9/22/2009	2.00%	7,003,000	9/22/2014
3/9/2010	2.00%	5,078,000	3/9/2015
7/26/2010	1.25%	4,093,000	7/26/2015(1)
12/21/2010	1.70%	805,000	12/21/2015
1/3/2011	1.00%	1,874,000	1/3/2016(1)
3/17/2011	2.25%	1,500,000	3/17/2016(1)
9/22/2010	1.25%	2,372,000	9/22/2020(1)
10/6/2010	1.25%	540,000	10/6/2020(1)
		$72,033,000

(1)	Denotes brokered deposit with rising rate feature in which the Company has a call option.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2011, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2011:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Tangible Capital	$117,523	11.10%	$98,611	9.50%
Core Capital	$117,523	11.10%	$98,611	9.50%
Risk Based Capital	$124,001	19.18%	$105,088	16.42%

At June 30, 2011, the Bank had outstanding commitments to originate loans totaling $16.0 million and undisbursed commitments on loans outstanding of $28.1 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from June 30, 2011, totaled $238.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2011, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement.

At June 30, 2011, the Bank has outstanding borrowings of $70.1 million from the FHLB with maturities ranging nine months to eight years. A schedule of FHLB borrowings at June 30, 2011, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
$ 5,000	2.56%	12/09/11
5,000	1.82%	12/16/12
2,616	3.30%	06/01/13	Monthly Principal Payments
5,000	2.32%	12/30/13
883	3.19%	04/14/14	Monthly Principal Payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
15,570	3.13%	01/01/19	Monthly Principal Payments

$70,069	3.55%	4.9 years	Weighted average life

At June 30, 2011, the Bank had $60.5 million in additional borrowing capacity with the FHLB which includes an overnight line of credit and $8 million in overnight borrowing capacity from the Company’s correspondent bank.

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

At June 30, 2011, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$1,268
Unused home equity lines of credit	$29,085
Unused commercial lines of credit	$9,706

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2011.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2011, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A.	Risk Factors

No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

On June 30, 2011, the Compensation Committee of the Board of Directors made the following changes to the compensation of executive officers below. The changes were effective July 1, 2011.

Name	Title	Prior Base	New Base	Cash Bonus	Restricted Stock Award
John Peck	President & CEO	$284,004	$301,044	—	8,809
Mike Woolfolk	Chief Operating Officer	$212,838	$225,608	$54,059	—
Billy Duvall	Chief Financial Officer	$175,170	$185,680	$44,492	—
Mike Stalls	Chief Credit Officer	$170,260	$175,368	$42,021	—

The contracts of all executive officers were extended for one year.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 12, 2011	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 12, 2011	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer