Form 10-Q
period 2011-09-30
HOPFED BANCORP INC
filed 2011-11-10
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the Registrant had outstanding 7,492,420 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

		PAGE
PART I. FINANCIAL INFORMATION
The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:
Item 1.	Financial Statements
	Consolidated Condensed Statements of Financial Condition as of September 30, 2011 (unaudited) and December 31, 2010	2

	Consolidated Condensed Statements of Income (Loss) for the Three-Month and Nine Month Periods Ended September 30, 2011, and September 30, 2010 (unaudited)	4

	Consolidated Condensed Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2011, and September 30, 2010 (unaudited)	6

	Consolidated Condensed Statement of Stockholders’ Equity for the Nine-Month Period Ended September 30, 2011 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011, and September 30, 2010 (unaudited)	8

	Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Removed and Reserved	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		56

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Cash and due from banks	$44,220	54,042
Interest-earning deposits in Federal Home Loan Bank	6,828	6,942

Cash and cash equivalents	51,048	60,984
Federal Home Loan Bank stock, at cost	4,428	4,378
Securities available for sale	382,673	357,738
Loans receivable, net of allowance for loan losses of $13,541 at September 30, 2011, and $9,830 at December 31, 2010	568,027	600,215
Accrued interest receivable	5,929	6,670
Real estate and other assets owned	4,561	9,812
Bank owned life insurance	9,069	8,819
Premises and equipment, net	23,627	24,289
Deferred tax assets	2,239	3,788
Intangible asset	584	810
Other assets	5,100	5,088

Total assets	$1,057,285	1,082,591

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$78,626	69,139
Interest-bearing accounts
NOW accounts	130,664	138,936
Savings and money market accounts	71,264	63,848
Other time deposits	530,962	555,006

Total deposits	811,516	826,929

Advances from Federal Home Loan Bank	69,197	81,905
Repurchase agreements	43,414	45,110
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	623	239
Dividends payable	176	613
Accrued expenses and other liabilities	6,260	6,041

Total liabilities	941,496	971,147

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at September 30, 2011, and December 31, 2010	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,895,336 issued and 7,492,420 outstanding at September 30, 2011 and 7,737,879 issued and 7,334,963 outstanding at December 31, 2010 (a)	79	77
Common stock warrants (253,666 issued and outstanding)	556	556
Additional paid-in-capital	75,912	74,920
Retained earnings-substantially restricted	37,671	39,994
Treasury stock (at cost, 402,916 shares at September 30, 2011, and December 31, 2010)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	6,647	973

Total stockholders’ equity	115,789	111,444

Total liabilities and stockholders’ equity	$1,057,285	1,082,591

(a)	Shares have been restated to reflect stock dividend distributed through October 18, 2011

The consolidated condensed statement of financial condition at December 31, 2010, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans receivable	$8,332	9,396	25,254	29,027
Investment in securities, taxable	2,581	3,165	8,003	9,122
Nontaxable securities available for sale	532	635	1,733	1,809
Interest-earning deposits	5	—	13	—

Total interest and dividend income	11,450	13,196	35,003	39,958

Interest expense:
Deposits	3,543	4,313	11,179	13,405
Advances from Federal Home Loan Bank	625	818	1,946	2,500
Repurchase agreements	238	213	668	619
Subordinated debentures	186	193	551	557

Total interest expense	4,592	5,537	14,344	17,081

Net interest income	6,858	7,659	20,659	22,877
Provision for loan losses	475	1,332	5,445	2,801

Net interest income after provision for loan losses	6,383	6,327	15,214	20,076

Non-interest income:
Service charges	1,020	953	2,828	2,974
Merchant card income	194	180	571	519
Mortgage origination revenue	295	204	425	391
Gain on sale of investments	1,247	1,060	2,297	1,786
Other than temporarily impairment on available for sale securities	—	—	(14)	—
Income from bank owned life insurance	84	85	249	263
Financial services commission	272	293	691	776
Gain on sale of real estate owned	—	63	—	356
Other operating income	169	247	717	785

Total non-interest income	3,281	3,085	7,764	7,850

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2011	2010	2011	2010
Non-interest expenses:
Salaries and benefits	$3,309	3,186	9,987	9,623
Occupancy expense	867	795	2,452	2,351
Data processing expense	653	705	2,056	2,101
State deposit tax	151	162	476	479
Intangible amortization expense	65	81	227	276
Professional services expense	293	335	986	932
Deposit insurance and examination expense	445	759	1,604	1,547
Advertising expense	324	262	931	774
Postage and communications expense	140	144	421	426
Supplies expense	96	95	294	287
Loss on disposal of equipment	5	—	145	—
Loss on sale of real estate owned	570	—	1,642	—
Real estate owned expenses	16	36	216	218
Other operating expenses	193	296	575	815

Total non-interest expense	7,127	6,856	22,012	19,829

Income before income tax expense	2,537	2,556	966	8,097
Income tax expense	909	788	375	2,398

Net income	1,628	1,768	591	5,699

Less:
Dividend on preferred shares	232	232	688	688
Accretion dividend on preferred shares	28	28	83	83

Net income (loss) available (attributable) to common shareholders	$1,368	$1,508	($180)	$4,928

Net income (loss) available (attributable) to common shareholders
Per share, basic	$0.18	$0.20	($0.02)	$0.97

Per share, diluted	$0.18	$0.20	($0.02)	$0.97

Dividend per share	$0.02	$0.08	$0.18	$0.32

Weighted average shares outstanding - basic (a)	7,481,448	7,416,541	7,456,750	5,088,374

Weighted average shares outstanding - diluted (a)	7,481,448	7,416,541	7,456,750	5,088,374

(a)	Weighted average shares for the three and nine month periods ended September 30, 2010, have been adjusted to reflect a 2% stock dividend on October 18, 2011

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2011	2010	2011	2010

Net income	$1,628	1,768	591	5,699

Other comprehensive income, net of tax:

Unrealized gain on investment securities available for sale, net of tax effect of ($2,218) and ($1,633) for the three months ended September 30, 2011, and September 30, 2010, respectively; and ($3,801) and ($3,777) for the nine months ended September 30, 2011, and September 30, 2010, respectively.	4,306	3,169	7,378	7,332

Unrealized loss on derivatives, net of tax effect of $77 and $88 for the three month periods ending September 30, 2011 and September 30, 2010, respectively; and $97 and $262 for the nine month periods ended September 30, 2011, and September 30, 2010, respectively.	(149)	(171)	(188)	(509)

Reclassification adjustment for gains included in net income, net of tax effect of $424 and $360 for the three month periods ended September 30, 2011 and September 30, 2010, respectively; and $781 and $607 for the nine month periods ended September 30, 2011, and September 30, 2010, respectively.	(823)	(700)	(1,516)	(1,179)

Comprehensive income	$4,962	4,066	6,265	11,343

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2011

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

			Common Stock	Common Stock Warrants	Additional Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares
	Common Stock	Preferred Stock
Balance at December 31, 2010	7,334,963	18,400	$77	556	74,920	39,994	(5,076)	973	111,444

Restricted stock awards	10,972	—	1	—	—	—	—	—	1

Consolidated net income	—	—	—	—	—	591	—	—	591

Compensation expense, restricted stock awards	—	—	—	—	90	—	—	—	90

Net change in unrealized gain on securities available for sale, net of income taxes of $3,020	—	—	—	—	—	—	—	5,862	5,862

Net change in unrealized (loss) on derivatives, net of income tax benefit of $97	—	—	—	—	—	—	—	(188)	(188)

Cash dividend to preferred stockholder	—	—	—	—	—	(690)	—	—	(690)

Accretion of preferred stock discount	—	—	—	—	83	(83)	—	—	—

Cash dividend to common stockholders	—	—	—	—	—	(1,321)	—	—	(1,321)

Common stock dividend	146,485	—	1	—	819	(820)	—	—	—

Balance September 30, 2011	7,492,420	18,400	$79	556	75,912	37,671	(5,076)	6,647	115,789

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Period Ended September 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$7,893	$8,674

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	143,369	145,250
Purchase of securities available for sale	(158,954)	(234,394)
Net (increase) decrease in loans	23,228	14,448
Purchase of Federal Home Loan Bank stock	(50)	(97)
Proceeds from sale of foreclosed assets	7,124	2,961
Purchase of premises and equipment	(665)	(467)

Net cash provided by (used in) investing activities	14,052	(72,299)

Cash flows from financing activities:
Net increase in demand deposits	8,631	35,393
Net increase (decrease) in time and other deposits	(24,044)	2,239
Increase in advances from borrowers for taxes and insurance	384	270
Advances from Federal Home Loan Bank	30,000	39,000
Repayment of advances from Federal Home Loan Bank	(42,708)	(43,701)
Net increase (decrease) in repurchase agreements	(1,696)	17,407
Sale of common stock	—	28,952
Sale of treasury stock	—	1,419
Dividend paid on preferred stock	(690)	(690)
Dividends paid on common stock	(1,758)	(1,693)

Net cash provided by financing activities	(31,881)	78,596

Increase (decrease) in cash and cash equivalents	(9,936)	14,971
Cash and cash equivalents, beginning of period	60,984	41,111

Cash and cash equivalents, end of period	$51,048	56,082

Supplemental disclosures of Cash Flow Information:
Interest paid	$7,447	9,026

Income taxes paid	$1,445	3,250

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$2,069	2,898

Foreclosures and in substance foreclosures of loans during period	$3,515	3,532

Net unrealized gains on investment securities classified as available for sale	$8,882	9,323

Increase (decrease) in deferred tax asset related to unrealized gains on investments	$(2,923)	(3,170)

Dividends declared and payable	$176	613

Issue of unearned restricted stock	$87	92

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and nine month periods ended September 30, 2011, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2011.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and nine month periods ended September 30, 2011, and September 30, 2010. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Periods Ended
	September 30, 2011	September 30, 2010
Basic IPS:
Net income available to common stockholders	$1,368,000	$1,508,000
Average common shares outstanding	7,481,448	7,416,541

Net income per share available to common shareholders, basic	$0.18	$0.20

Diluted IPS
Net income available to common stockholders	$1,368,000	$1,508,000
Average common shares outstanding	7,481,448	7,416,541
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,481,448	7,416,541

Net income per share available to common shareholders, diluted	$0.18	$0.20

	Nine Month Periods Ended
	September 30, 2011	September 30, 2010
Basic IPS:
Net income (loss) available (attributable) to common stockholders	($180,000)	$4,928,000
Average common shares outstanding	7,456,750	5,088,374

Net income (loss) per share available (attributable) to common shareholders, basic	($0.02)	$0.97

Diluted IPS
Net income (loss) available (attributable) to common stockholders	($180,000)	$4,928,000
Average common shares outstanding	7,456,750	5,088,374
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,456,750	5,088,374

Net income (loss) per share available (attributable) to common shareholders, diluted	($0.02)	$0.97

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $29,000 and $90,000 for the three and nine month periods ended September 30, 2011, and $36,000 and $72,000 for the three and nine month periods ended September 30, 2010, respectively. The Company issued 492 and 10,972 shares of restricted stock during the three and nine month periods ended September 30, 2011, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at September 30, 2011:

Year Ending December 31,	Future Expense
(Dollars in Thousands)

2011	$27,388
2012	88,080
2013	55,291
2014	27,312
2015	9,127

Total	$207,198

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

At September 30, 2011, the Company has 21 securities with unrealized losses. The carrying amount of securities and their estimated fair values at September 30, 2011, were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$164,898	3,575	(225)	168,248
Taxable municipal bonds	12,849	991	—	13,840
Tax free municipal bonds	60,340	3,483	—	63,823
Trust preferred securities	2,000	—	(954)	1,046
Mortgage-backed securities:
GNMA	29,600	1,354	—	30,954
FNMA	58,865	2,082	(23)	60,924
FHLMC	16,850	565	—	17,415
NON-AGENCY CMOs	2,263	8	(302)	1,969
AGENCY CMOs	23,564	890	—	24,454

	$371,229	12,948	(1,504)	382,673

The carrying amount of securities and their estimated fair values at December 31, 2010, was as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,378	—	—	4,378

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$163,365	2,921	(1,882)	164,404
Tax free municipal bonds	64,967	481	(1,055)	64,393
Taxable municipal bonds	17,037	105	(350)	16,792
Trust preferred securities	2,000	—	(723)	1,277
Mortgage-backed securities:
GNMA	30,325	873	(184)	31,014
FNMA	27,324	1,247	(23)	28,548
FHLMC	19,059	413	(29)	19,443
NON-AGENCY CMOs	3,711	38	(205)	3,544
AGENCY CMOs	27,388	1,039	(104)	28,323

	$355,176	7,117	(4,555)	357,738

The scheduled maturities of debt securities available for sale at September 30, 2011, were as follows:

September 30, 2011	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due within one year	$455	$460
Due in one to five years	9,102	9,284
Due in five to ten years	32,909	34,446
Due in more than ten years	73,624	76,343

	116,090	120,533
Amortizing agency bonds	123,997	126,424
Mortgage-backed securities	131,142	135,716

Total debt securities available for sale	$371,229	$382,673

The scheduled maturities of debt securities available for sale at December 31, 2010, were as follows:

December 31, 2010	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due within one year	$778	773
Due in one to five years	6,699	6,772
Due in five to ten years	21,825	22,069
Due after ten years	88,180	86,836

	117,482	116,450
Amortizing agency bonds	129,887	130,416
Mortgage-backed securities	107,807	110,872

Total debt securities available for sale	$355,176	357,738

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2011, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for sale
U.S. government and agency securities:
Agency debt securities	$37,802	(206)	2,003	(19)	39,805	(225)
Taxable municipals	—	—	—	—	—	—
Tax free municipals	—	—	—	—	—	—
Trust preferred securities	—	—	1,046	(954)	1,046	(954)
Mortgage-backed securities:
GNMA	—	—	—	—	—	—
FNMA	6,029	(21)	81	(2)	6,110	(23)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	1,639	(302)	1,639	(302)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$43,831	(227)	4,769	(1,277)	48,600	(1,504)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2010, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)

Available for sale
U.S. government and agency securities:
Agency debt securities	$90,716	(1,882)	—	—	90,716	(1,882)
Taxable municipal bonds	10,207	(345)	445	(5)	10,652	(350)
Tax free municipal bonds	31,411	(885)	5,225	(170)	36,636	(1,055)
Trust preferred securities	—	—	1,277	(723)	1,277	(723)
Mortgage-backed securities:
GNMA	11,871	(184)	—	—	11,871	(184)
FNMA	3,104	(22)	85	(1)	3,189	(23)
FHLMC	8,316	(29)	—	—	8,316	(29)
NON-AGENCY CMOs	—	—	2,149	(205)	2,149	(205)
AGENCY CMOs	5,028	(104)	—	—	5,028	(104)

Total Available for Sale	$160,653	(3,451)	9,181	(1,104)	169,834	(4,555)

At September 30, 2011, securities with a book value of approximately $109.6 million and a market value of approximately $117.8 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $6.6 million and a market value of $6.9 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $48.0 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At September 30, 2011, securities with a book and market value of approximately $43.4 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $17.2 million and a market value of $17.5 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	September 30, 2011	September 30, 2011	December 31, 2010	December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$171,343	29.5%	$182,671	30.0%
Second mortgages (closed end)	6,684	1.1%	6,196	1.0%
Home equity lines of credit	38,252	6.6%	40,191	6.6%
Multi-family	33,501	5.8%	29,416	4.8%
Construction	16,413	2.8%	23,361	3.8%
Land	52,091	9.0%	60,063	9.9%
Non-residential real estate	186,821	32.1%	195,285	32.0%

Total mortgage loans	505,105	86.9%	537,183	88.1%

Consumer loans	16,286	2.8%	18,060	3.0%
Commercial loans	59,892	10.3%	54,439	8.9%

Total other loans	76,178	13.1%	72,499	11.9%

Total loans, gross	581,283	100.0%	609,682	100.0%

Deferred loan cost, net of income	285		363

Less allowance for loan losses	(13,541)		(9,830)

Total loans	$568,027		$600,215

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At September 30, 2011, and December 31, 2010, the Bank’s non-residential real estate loan portfolio was made up of the following loan types:

	Balance September 30, 2011	Balance December 31, 2010
	(Dollars in Thousands)

Land & development	$52,091	60,063
Construction	5,556	5,179
Manufacturing	4,476	5,358
Professional and Technical	2,452	2,440
Retail Trade	12,293	12,664
Other Services	18,046	20,200
Finance & Insurance	136	144
Agricultural, Forestry, Fishing & Hunting	33,762	40,655
Real Estate and Rental and Leasing	49,313	49,017
Wholesale Trade	10,541	7,779
Arts, Entertainment & Recreation	5,489	5,981
Accomodations / Food Service	25,512	26,439
Healthcare and Social Assistance	10,251	10,588
Educational Services	32	38
Transportation & Warehousing	1,661	1,771
Information	2,719	3,099
Public Administration	422	119
Non-industry	2,851	3,426
Admin Support / Waste Mgmt	1,309	388

Total	$238,912	255,348

The allowance for loan losses totaled $13.5 million at September 30, 2011, $9.8 million at December 31, 2010, and $8.6 million at September 30, 2010. The ratio of the allowance for loan losses to total loans was 2.33% at September 30, 2011, 1.61% at December 31, 2010, and 1.70% at September 30, 2010. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in Thousands)

One-to-four family mortgages	$1,857	1,559	1,953
Home equity line of credit	137	103	6
Multi-family	—	301	8,414
Construction	—	1,541	—
Land	1,331	363	296
Non-residential real estate	639	1,043	1,272
Consumer assets owned by bank	9	23	9
Commercial loans	278	97	—

Total non-accrual loans	$4,251	5,030	11,950

The table below presents past due and non-accrual balances at September 30, 2011, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	153,823	443	1,757	9,012	6,046	262	171,343
Home equity line of credit	36,146	5	137	1,398	336	230	38,252
Junior liens	5,335	—	100	114	1,135	—	6,684
Multi-family	21,644	—	—	5,858	5,999	—	33,501
Construction	10,747	166	—	3,542	1,958	—	16,413
Land	15,253	—	1,331	25,136	9,372	999	52,091
Non-residential real estate	149,414	—	588	15,952	20,858	9	186,821
Consumer loans	15,607	81	10	230	337	21	16,286
Commercial loans	51,564	192	328	3,130	4,658	20	59,892

Total	459,533	887	4,251	64,372	50,699	1,541	581,283

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

The Company’s annualized net charge off ratios for three month periods ended September 30, 2011, September 30, 2010, and the year ended December 31, 2010, was 0.39%, 0.55% and 0.78%, respectively. The ratios of allowance for loan losses to non-accrual loans at September 30, 2011, September 30, 2010, and December 31, 2010, were 318.49%, 75.44%, and 195.43% respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods ended:

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$9,830	8,851	8,851
Charge offs:
One-to-four family mortgages	(441)	(403)	(251)
Home equity line of credit	(57)	(61)	(61)
Junior liens	—	—	—
Multi-family	(89)	(1,605)	(365)
Construction	(353)	(751)	(606)
Land	(198)	(265)	(265)
Non-residential real estate	(572)	(1,252)	(515)
Consumer loans	(326)	(472)	(346)
Commercial loans	(33)	(481)	(488)

Total charge offs	(2,069)	(5,290)	(2,897)

Recoveries
One-to-four family mortgages	136	10	11
Home equity line of credit	—	1	—
Junior liens	1	5	5
Multi-family	—	85	30
Construction	—	—	—
Land	30	3	—
Non-residential real estate	84	—	35
Consumer loans	82	184	146
Commercial loans	2	11	33

Total recoveries	335	299	260

Net Charge offs	(1,734)	(4,991)	(2,637)

Provision for loan losses	5,445	5,970	2,801

Ending balance	$13,541	9,830	9,015

Average loan balance, gross	$592,417	638,378	639,273

Ratio of net charge offs to average outstanding loans during the period	0.39%	0.78%	0.55%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At September 30, 2011, December 31, 2010 and September 30, 2010, the Company’s impaired loans totaled $56.8 million, $58.6 million and $39.2 million, respectively. At September 30, 2011, December 31, 2010, and September 30, 2010, the Company’s specific reserve for impaired loans totaled $6.0 million, $4.3 million and $3.1 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at September 30, 2011, were as follows:

September 30, 2011		Special Mention	Impaired Loans			Specific Reserve for Impairment	Reserve for Performing Loans
	Pass		Substandard	Doubful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$154,053	9,057	7,864	369	171,343	825	1,670
Home equity line of credit	36,146	1,403	470	233	38,252	143	190
Junior liens	5,335	114	1,235	—	6,684	71	15
Multi-family	21,644	5,858	5,999	—	33,501	258	1,984
Construction	10,912	3,543	1,958	—	16,413	33	257
Land	15,253	25,136	10,703	999	52,091	1,248	443
Non-residential real estate	149,414	15,952	21,334	121	186,821	2,814	2,356
Consumer loans	15,687	230	347	22	16,286	73	96
Commercial loans	51,564	3,164	4,936	228	59,892	561	504

Total	$460,008	64,457	54,846	1,972	581,283	6,026	7,515

A summary of the Company’s impaired loans and their respective reserve at December 31, 2010, were as follows:

December 31, 2010		Special Mention	Impaired Loans		Gross Loans Total	Specific Reserve for Impairment	Reserve for Performing Loans
	Pass		Substandard	Doubful
	(Dollars in Thousands)
One-to-four family mortgages	$165,864	8,121	8,388	298	182,671	350	746
Home equity line of credit	39,129	499	333	230	40,191	105	69
Junior liens	5,514	495	187	—	6,196	77	107
Multi-family	26,098	—	3,017	301	29,416	178	1,843
Construction	16,164	3,292	3,702	203	23,361	108	549
Land	29,858	16,930	13,275	—	60,063	588	276
Non-residential real estate	160,995	11,089	22,780	421	195,285	2,540	1,489
Consumer loans	17,488	205	367	—	18,060	85	22
Commercial loans	47,016	2,314	5,092	17	54,439	255	443

Total	$508,126	42,945	57,141	1,470	609,682	4,286	5,544

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2011, were as follows:

	At September 30, 2011			Nine month period ended 09/30/11
Impaired loans with no recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

One-to-four family mortgages	3,344	3,344	—	5,846	158
Home equity line of credit	438	438	—	495	13
Junior liens	511	511	—	313	9
Multi-family	2,743	2,743	—	589	122
Construction	1,543	1,543	—	9,786	49
Land	7,947	7,947	—	11,050	408
Non-residential real estate	10,037	10,037	—	11,473	387
Consumer assets owned by bank	86	86	—	590	6
Commercial loans	935	935	—	3,002	25

Total	27,584	27,584	—	43,144	1,177

	At September 30, 2011			Nine month period ended 09/30/11
Impaired loans with recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

One-to-four family mortgages	4,889	4,889	825	4,779	137
Home equity line of credit	265	265	143	446	10
Junior liens	724	724	71	824	22
Multi-family	3,256	3,256	258	1,643	38
Construction	415	415	33	1,034	18
Land	3,755	3,755	1,248	3,558	103
Non-residential real estate	11,419	11,419	2,814	12,322	1,159
Consumer assets owned by bank	283	283	73	94	2
Commercial loans	4,228	4,228	561	749	20

Total	29,234	29,234	6,026	25,449	1,509

Total impaired loans	56,818	56,818	6,026	68,593	2,686

On a periodic basis, the Bank may modify the terms of certain loans. In evaluating whether a restructuring constitutes a troubled debt restructuring (TDR), Financial Accounting Standards Board has issued Accounting Standards Update 310 (ASU 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In evaluating whether a restructuring constitutes a TDR, the Bank must separately conclude that both of the following exist:

•	The restructuring constitutes a concession

•	The debtor is experiencing financial difficulties

ASU 310 provides the following guidance for the Bank’s evaluation of whether it has granted a concession as follows:

1.	If a debtor does not otherwise have access to funds at a market interest rate for debt with similar risk characteristics as the restructured debt, the restructured debt would be considered a below market rate, which may indicate that the Bank may have granted a concession. In that circumstance, the Bank should consider all aspects of the restructuring in determining whether it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a TDR.

2.	A temporary or permanent increase in the interest rate on a loan as a result of a restructuring does not eliminate the possibility of the restructuring from being considered a concession if the new interest rate on the loan is below the market interest rate for loans of similar risk characteristics.

3.	A restructuring that results in a delay in payment that is insignificant is not a concession. However, the Bank must consider a variety of factors in assessing whether a restructuring resulting in a delay in payment is insignificant.

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at September 30, 2011 and December 31, 2010, is below:

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)

One-to-four family mortgages	$3,664	3,932
Home equity line of credit	—	114
Multi-family	243	246
Construction	—	1,541
Land	963	512
Non-residential real estate	3,589	3,915
Consumer loans	35	69
Commercial loans	219	700

Total TDR	$8,713	11,029

Less:
TDR in non-accrual status
One-to-four family mortgages	(1,501)	(1,181)
Home equity line of credit	—	—
Multi-family	—	—
Construction	—	(1,338)
Land	—	(512)
Non-residential real estate	(113)	—
Consumer loans	—	—
Commercial loans	(208)	—

Total performing TDR	$6,891	$7,998

(6)	REAL ESTATE AND OTHER ASSETS OWNED

The Company’s real estate and other assets owned represent properties and personal collateral acquired through customer loan defaults. The property is recorded at the lower of cost or fair value less estimated cost to sell and carrying cost at the date acquired. Any difference between the book value and estimated market value is recognized as a charge off through the allowance for loan loss account. Additional real estate owned and other asset losses may be determined on individual properties at specific intervals or at the time of disposal. In general, the Company will obtain a new appraisal on all real estate owned with a book balance in excess of $100,000 on an annual basis. Additional losses are recognized as a non-interest expense.

At September 30, 2011, December 31, 2010, and September 30, 2010, the Company had balances in other real estate and assets owned consisting of the following:

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in Thousands)

One-to-four family mortgages	$218	534	326
Multi-family	2,507	7,266	575
Construction	535	624	702
Land	665	482	565
Non-residential real estate	635	900	470
Consumer assets owned by bank	1	6	8

Total other assets owned	4,561	9,812	2,646

Total non-accrual loans	4,251	5,030	11,950

Total non-performing assets	$8,812	14,842	14,596

Non-performing asset / Total assets	0.83%	1.37%	1.30%

The following is a summary of the activity in the Company’s real estate and other assets owned for the nine month period ending September 30, 2011:

		Activity During 2011
	Balance 12/31/2010	Foreclosures	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 9/30/2011
		(Dollars in Thousands)

One-to-four family mortgages	$534	887	(1,083)	(111)	(9)	218
Multi-family	7,266	—	(2,892)	(773)	(1,094)	2,507
Construction	624	1,144	(1,282)	(15)	64	535
Land	482	1,070	(1,325)	(25)	463	665
Non-residential real estate	900	265	(391)	(117)	(22)	635
Consumer assets owned by bank	6	149	(151)	—	(3)	1

Total	$9,812	3,515	(7,124)	(1,041)	(601)	4,561

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At September 30, 2011	At December 31, 2010

Asset - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Income Statements	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2011	2010	2011	2010
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$91	95	$265	270

Net income	$91	95	$265	270

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2010	$10,000	310	—	10,310
Net income	—	—	265	265
Dividends:
Trust preferred securities	—	—	(257)	(257)
Common paid to HopFed Bancorp, Inc.	—	—	(8)	(8)

Ending balances, September 30, 2011	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total carrying	Quoted Prices	Significant
September 30, 2011	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$382,673	—	381,627	1,046
Bank owned life insurance	9,069	—	9,069	—

Liabilities
Interest rate swap	1,373	—	1,373	—

	Total carrying value in the consolidated condensed Statement of Financial Position at December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010

Description
Assets
Available for sale securities	$357,738	—	356,461	$1,277
Bank owned life insurance	8,819	—	8,819	—

Liabilities
Interest rate swap	1,088	—	1,088	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2011:

	Total carrying value in the consolidated balance sheet at September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011

Description
Assets
Other real estate owned	$4,560	—	—	$4,560

Other assets owned	1	—	—	1

Impaired loans, net of reserve of $6,026	50,792	—	—	50,792

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2010:

	Total carrying value in the consolidated condensed Statement of Financial Condition at December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010

Description
Assets
Other real estate owned	$9,806	—	—	$9,806
Other assets owned	6	—	—	6
Impaired loans, net of reserve of $4,286	54,325	—	—	54,325

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine-month periods ended September 30, 2011, and September 30, 2010, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2011		2010
Nine month period ended September 30,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,277	—	1,426	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at September 30,	(231)	—	(149)	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, September 30,	$1,046	—	1,277	—

The estimated fair values of financial instruments were as follows at September 30, 2011:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$44,220	44,220
Interest-earning deposits in Federal Home Loan Bank	6,828	6,828
Securities available for sale	382,673	382,673
Federal Home Loan Bank stock	4,428	4,428
Loans receivable	568,027	604,171
Bank owned life insurance	9,069	9,069
Accrued interest receivable	5,929	5,929
Financial liabilities:
Deposits	811,516	822,160
Advances from borrowers for taxes and insurance	623	623
Advances from Federal Home Loan Bank	69,197	73,110
Repurchase agreements	43,414	48,458
Subordinated debentures	10,310	10,088
Accrued interest payable	1,306	1,306
Market loss on value of interest rate swap	1,373	1,373
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

The estimated fair values of financial instruments were as follows at December 31, 2010:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$54,042	54,042
Interest-earning deposits in Federal Home Loan Bank	6,942	6,942
Securities available for sale	357,738	357,738
Federal Home Loan Bank stock	4,378	4,378
Loans receivable	600,215	612,694
Bank owned life insurance	8,819	8,819
Accrued interest receivable	6,670	6,670
Financial liabilities:
Deposits	826,929	835,465
Advances from borrowers for taxes and insurance	239	239
Advances from Federal Home Loan Bank	81,905	85,209
Repurchase agreements	45,110	46,273
Subordinated debentures	10,310	10,092
Accrued interest payable	1,542	1,542
Market loss on value of interest rate swap	1,088	1,088
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

(9)	ISSUANCE OF PREFERRED SHARES

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

On September 22, 2010, and September 21, 2011, the Board of Directors declared a 2% common stock dividend to be paid to shareholders of record on September 30, 2010 and October 3, 2011, respectively. As a result of the common stock dividends, total shares outstanding increased by 143,458 at September 30, 2010, and 146,485 on September 30, 2011. In addition, the Company is obligated to adjust the number and strike price of warrants issued to the United States Treasury under the Capital Purchase Program. At November 10, 2011, the warrant balance is 253,666 shares and the warrant strike price is $10.88.

(10)	STOCK OPTIONS

At September 30, 2011, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At September 30, 2011, the Company can no longer issue options under this plan. The remaining 31,212 options are fully vested and outstanding until their maturity date. At September 30, 2011, the strike price of outstanding options exceeds the current market price of HopFed Bancorp, Inc. stock.

The following is a summary of stock options outstanding at September 30, 2011:

Exercise Price	Average Remaining Life (Years)	Outstanding Options

$11.85	0.9	10,404
16.67	2.7	20,808

$15.06	2.1	31,212

(11)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three and nine month periods ended September 30, 2011, or the year ended December 31, 2010.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At September 30, 2011, and December 31, 2010, the cost of the Bank to terminate the cash flow hedge was approximately $1,372,630 and $1,088,000, respectively.

(12)	REGULATORY AGREEMENT

On April 30, 2010, the Company and the Bank, each entered into an informal Memorandum of Understanding (MOU) with its primary regulator at that time, the Office of Thrift Supervision (OTS). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or to receive a cash dividend from the Bank. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 9.00% and a Total Risk Based Capital Ratio of 12.00%. At September 30, 2011, the Bank’s Tier 1 Ratio was 9.75% and its Total Risk Based Capital was 17.10%.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating when a credit restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrowers interest cost as a factor in determining whether the lender has granted a concession to the borrower, and added factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 ends the FASB’s deferral of additional disclosures about troubled debt restructuring as required by ASU 2010-20. The provisions of ASU 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements of income, condition and cash flow.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles – Goodwill and other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting until is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective on January 1, 2012. The Company does not anticipate that the implementation of ASU 2011-8 will have a material impact on our consolidated financial statements of income, condition and cash flow.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. The effective date of this pronouncement is December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements of income, condition and cash flow.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States of America generally accepted accounting principles (U.S. GAAP) and international Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide consistent definition of the fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for reporting periods ending after March 30, 2012, and will be applied prospectively. The Company is currently evaluating the impact of ASU 2011-04.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2011, and December 31, 2010, and for the three and nine month periods ended September 30, 2011, and September 30, 2010, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2010 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2011, and December 31, 2010

At September 30, 2011, total assets declined $25.3 million as compared to December 31, 2010 due to lower levels of time deposits. Securities available for sale increased from $357.7 million at December 31, 2010, to $382.7 million at September 30, 2011. At September 30, 2011, and December 31, 2010, securities classified as “available for sale” had an amortized cost of $371.2 million and $355.2 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2010 and September 30, 2011. Total Federal Home Loan Bank “FHLB” borrowings declined $12.7 million, from $81.9 million at December 31, 2010, to $69.2 million at September 30, 2011. Total repurchase balances decreased from $45.1 million at December 31, 2010, to $43.4 million at September 30, 2011.

Net loans totaled $568.0 million and $600.2 million at September 30, 2011, and December 31, 2010, respectively. Loan demand is weak for consumer, agricultural and commercial loan products. Given the current weakness in the economy, the Company remains highly selective in both its underwriting standards and types of loans being originated.

The Company’s net loan balances are also adversely affected by the presence of a Memorandum of Understanding and Agreement (MOU) between the Office of Thrift Supervision (“OTS”), the Company and our Bank subsidiary. The MOU remains in effect despite the merger of the OTS by the Office of Comptroller of the current on July 21, 2011.

The Company has made significant increases to its allowance for loan loss account, increasing the allowance to $13.5 million at September 30, 2011, as compared to $9.8 million at December 31, 2010. The provision expense was necessary due to a number of localized factors, including recent flooding and other weather related events that have resulted in poor growing conditions for local farmers, many of whom will lose their crops due to flooded fields. Weather events both here and in Japan have affected local manufacturers, as companies that supply Japanese automakers have been impacted by lower demand in Japan as well as tornadoes locally, which has affected manufacturing production. These factors, as well as a poor economy nationally, have resulted in a higher level of classified loans for the Company.

At September 30, 2011, deposits declined to $811.5 million from $826.9 million at December 31, 2010 as the Company chose not to renew higher costing time deposits. The average cost of all deposits during the three month periods ended September 30, 2011, September 30, 2010, and December 31, 2010, was 1.79%, 2.04% and 1.92%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given weak loan demand and poor investment alternatives, the Company has chosen to reduce its balances of higher costing time deposits.

Comparison of Operating Results for the Nine Month Period Ended September 30, 2011 and 2010

Net Income (Loss). For the nine months ended September 30, 2011, the Company incurred a net loss attributable to common shareholders of $180,000, compared to net income available to common shareholders of $4,928,000 for the nine months ended September 30, 2010. The net loss attributable to common shareholders for the nine month period ended September 30, 2011, was primarily the result of higher levels of provision for loan loss expenses incurred during the first three months of 2011. The Company’s provision for loan loss expense for the nine month period ended September 30, 2011, was $5.4 million as compared to $2.8 million for the nine month period ended September 30, 2010. During the nine month period ended September 30, 2011, the Company incurred $1.9 million in expenses and losses on other real estate owned as compared to a net gain on other real estate of $138,000 for the nine month period ended September 30, 2010.

Net Interest Income. Net interest income for the nine month period ended September 30, 2011 was $20.7 million, compared to $22.9 million for the nine month period ended September 30, 2010. The decline in net interest income for the nine months ended September 30, 2011, as compared to September 30, 2010, was largely due to a decline in the average balance of loans outstanding. For the nine month period ended September 30, 2011, the average balance of loans outstanding declined by $55.2 million as compared to the nine month period ended September 30, 2010.

In addition to the decline in average loan balances, the average yield on loans and investments has fallen by 0.29% and 0.78%, respectively. Loan demand remains weak and management anticipates that interest income on loans will continue to decline through the end of 2011. Management’s ability to mitigate the decline in loan income is dependent on our ability to reduce the company’s interest expenses on deposits.

For the nine month periods ended September 30, 2011 and September 30, 2010, the Company’s cost of interest bearing liabilities was 2.17% and 2.50%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates and the re-pricing of retail and brokered time deposits. As outlined on page 51 of this report, the Company’s FHLB advances are well diversified by maturity. While this provides a stable level of liquidity and interest rate risk volatility, the Company’s ability to quickly reduce our interest expense on FHLB advances is limited by substantial prepayment penalties on these advances.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine month periods ended September 30, 2011, and September 30, 2010. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $810,000 for September 30, 2011, and $832,000 for September 30, 2010, for a tax equivalent rate using a cost of funds rate of 2.20% for September 30, 2011, and 2.50% for September 30, 2010. The table adjusts tax-free loan income by $27,000 for September 30, 2011, and $42,000 for September 30, 2010, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2011	Income and Expense 9/30/2011	Average Rates 9/30/2011	Average Balance 9/30/2010	Income and Expense 9/30/2010	Average Rates 9/30/2010
	(Dollars in Thousands, Except Percentages)

Loans	$579,888	$25,281	5.81%	$635,118	$29,069	6.10%
Investments AFS taxable	305,778	8,016	3.50%	282,627	9,122	4.30%
Investment AFS tax free	66,877	2,543	5.07%	61,776	2,641	5.70%

Total interest earning assets	952,543	35,840	5.02%	979,521	40,832	5.56%

Other assets	121,080			99,898

Total assets	$1,073,623			$1,079,419

Retail time deposits	$470,894	8,608	2.44%	$492,589	10,542	2.85%
Brokered deposits	84,139	1,222	1.94%	84,415	1,564	2.47%
Now accounts	137,961	1,256	1.21%	123,816	1,203	1.30%
MMDA and savings accounts	67,369	93	0.18%	62,745	96	0.20%
FHLB borrowings	72,557	1,946	3.58%	94,081	2,500	3.54%
Repurchase agreements	39,676	668	2.24%	41,652	619	1.98%
Subordinated debentures	10,310	551	7.13%	10,310	557	7.20%

Total interest bearing liabilities	882,906	14,344	2.17%	909,608	17,081	2.50%

Non-interest bearing deposits	72,216			68,434
Other liabilities	4,905			5,032

Shareholders equity	113,596			96,345

Total liabilities and shareholder equity	$1,073,623			$1,079,419

Net interest income		$21,496			$23,751

Interest rate spread			2.85%			3.06%

Net interest margin		3.01%			3.23%

Interest Income. For the nine month period ended September 30, 2011, the Company’s total interest income was $35.0 million, as compared to $40.0 million for the nine months ended September 30, 2010. The decline is largely due to a decline in loans outstanding and lower market interest rates. The average balance of loans receivable decreased $55.2 million, from $635.1 million at September 30, 2010 to $579.9 million at September 30, 2011. The decline in the average balance of loans is the result of weak loan demand and management’s lessened appetite for construction lending as well as multi-family and commercial real estate. The ratio of average interest-earning assets to average interest-bearing liabilities was 107.69% for the nine months ended September 30, 2010, as compared to 107.89% for the nine months ended September 30, 2011.

Interest Expense. Interest expense declined approximately $2.7 million for the nine month period ended September 30, 2011 as compared to the same period in 2010. The decline was attributable to lower market interest rates and lower FHLB borrowing balances. The average cost of interest-bearing retail time deposits declined from 2.85% at September 30, 2010 to 2.44% at September 30, 2011. Over the same period, the average balance of interest bearing retail time deposits declined by $21.7 million, from $492.6 million at September 30, 2010, to $470.9 million at September 30, 2011. The average cost of brokered deposits declined from 2.47% at September 30, 2010 to 1.94% at September 30, 2011. The average cost of all deposits declined from 2.15% at September 30, 2010, to 1.79% at September 30, 2011.

The average balance of funds borrowed from the FHLB declined $21.5 million, from $94.1 million at September 30, 2010, to $72.6 million at September 30, 2011. The average cost funds borrowed from the FHLB increased from 3.54% at September 30, 2010, to 3.58% at September 30, 2011, as shorter term borrowings mature and are not replaced. The average balance of repurchase agreements declined from $41.7 million at September 30, 2010, to $39.7 million at September 30, 2011. The average cost of repurchase agreements increased from 1.98% at September 30, 2010, to 2.24% at September 30, 2011.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $5.4 million in provision for loan loss was required for the nine month period ended September 30, 2011, compared to a $2.8 million in provision for loan loss expense for the nine month period ended September 30, 2010. The increase in the Company’s provision expense is largely the result of an increase in loans adversely classified.

Non-Interest Income. There was a $86,000 decline in non-interest income in the nine months ended September 30, 2011 as compared to the same period in 2010. For the nine-month period ended September 30, 2011, service charge income was $2.8 million as compared to $3.0 million during the nine month period ended September 30, 2010. The decline in service charge income is directly related to recent regulatory changes affecting overdraft protection programs on debit card transactions.

For the nine month period ended September 30, 2011, the Company realized gains on the sale of investments totaling $2.3 million, as compared to $1.8 million for the nine month period ended September 30, 2010. For the nine month period ended September 30, 2010, the Company realized gains on the sale of real estate owned totaling $356,000. The Company experienced net losses totaling $1.6 million on other real estate owned during the nine month period ended September 30, 2011. These losses are reported under non-interest expenses on the income statement. The majority of other non-interest income accounts have varied only slightly from prior periods.

Non-Interest Expenses. There was a $2.2 million increase in total non-interest expenses in the nine months ended September 30, 2011 compared to the same period in 2010. As mentioned in the prior paragraph, the increase in non-interest expense was significantly influenced by a $1.6 million loss on real estate owned. In the nine month period ended September 30, 2011, salaries and benefits expenses increased by $364,000 as compared to the nine month period ended September 30, 2010 and losses on the disposal of fixed assets were $145,000 for the nine month period ended September 30, 2011, as compared to no losses for the same period in 2010. No other operating expenses increased by more than $100,000 in the comparable periods.

Income Taxes. The effective tax rate for the nine months ended September 30, 2011 was 38.8%, compared to 29.6% for the nine month period ended September 30, 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Net Income. The Company’s net income available to common shareholders was $1.4 million for the three month period ended September 30, 2011, as compared to net income available to common shareholders of $1.5 million for the three month period ended September 30, 2010. The Company’s results for the three month period ended September 30, 2011 were negatively affected by several factors, including $570,000 in losses on other real estate owned and a 10% decline in net interest income for the three month period ended September 30, 2011, as compared to the three month period ended September 30, 2010.

Net Interest Income. Net interest income for the three month period ended September 30, 2011, was $6.9 million, compared to $7.7 million for the three month period ended September 30, 2010. The decline in net interest income for the three months ended September 30, 2011, as compared to September 30, 2010, was largely due to a $54.8 million decline in the average balance of loans outstanding. For the three months ended September 30, 2011, the average yield on loans was 5.87%, as compared to 6.04% for the three month period ended September 30, 2010.

For the three month period ended September 30, 2011, income on taxable securities declined to $2.6 million, from $3.2 million for the three month period ended September 30, 2010. For the three month period ended September 30, 2011, the average balance of taxable and tax free securities declined by $4.8 million and $2.4 million, respectively, as compared to the three month period ended September 30, 2010. For the three month period ending September 30, 2011, the tax equivalent yield on tax free securities was 4.84%, compared to 5.53% for the three-month period ended September 30, 2010.

For the three month periods ended September 30, 2011, and September 30, 2010, the Company’s cost of interest bearing liabilities was 2.10% and 2.40%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates. However, the decline in yields on interest earnings assets exceeded the decline in the Company’s cost of interest bearing liabilities, resulting in a reduced net interest margin. At September 30, 2011, and September 30, 2010, the Company’s net interest margin was 3.00% and 3.15%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended September 30, 2011, and September 30, 2010. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $250,000 for September 30, 2011, and $292,000 for September 30, 2010, for a tax equivalent rate using a cost of funds rate of 2.00% for September 30, 2011, and 2.40% for September 30, 2010. The table adjusts tax-free loan income by $7,000 for September 30, 2011, and $10,000 for September 30, 2010, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2011	Income & Expense 9/30/2011	Average Rates 9/30/2011	Average Balance 9/30/2010	Income & Expense 9/30/2010	Average Rates 9/30/2010
	(Dollars in Thousands, Except Percentages)

Loans	$568,600	$8,339	5.87%	$623,398	$9,406	6.04%
Investments AFS taxable	316,104	2,586	3.27%	320,891	3,165	3.95%
Investment AFS tax free	64,712	782	4.84%	67,111	927	5.53%

Total interest earning assets	949,416	11,707	4.93%	1,011,400	13,498	5.34%

Other assets	118,896			104,919

Total assets	$1,068,312			$1,116,319

Retail time deposits	$475,287	2,773	2.33%	$487,998	3,337	2.74%
Brokered deposits	76,557	374	1.95%	83,632	488	2.33%
Now accounts	133,022	358	1.08%	140,826	431	1.22%
MMDA and savings accounts	68,913	38	0.22%	62,920	57	0.36%
FHLB borrowings	70,575	625	3.54%	89,874	818	3.64%
Repurchase agreements	39,323	238	2.42%	46,459	213	1.83%
Subordinated debentures	10,310	186	7.22%	10,310	193	7.49%

Total interest bearing liabilities	873,987	4,592	2.10%	922,019	5,537	2.40%

Non-interest bearing deposits	74,077			69,962
Other liabilities	4,983			5,503

Stockholders’ equity	115,265			118,835

Total liabilities and stockholders’ equity	$1,068,312			$1,116,319

Net interest income		$7,115			$7,961

Interest rate spread			2.83%			2.94%

Net yield on interest earning assets		3.00%			3.15%

Interest Income. For the three month periods ended September 30, 2011, and September 30, 2010, the Company’s total interest income was $11.5 million and $13.2 million, respectively. As the Company’s loan demand has slowed down, we continue to have a greater dependency on investment income. The average balance of loans receivable declined from $623.4 million for the three months ended September 30, 2010, to $568.6 million for the three month period ended September 30, 2011. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 109.69% for the three months ended September 30, 2010, to 108.63% for the three months ended September 30, 2011.

Interest Expense. Interest expense declined approximately $945,000 for the three months ended September 30, 2011, as compared to September 30, 2010. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 2.74% for the three month period ended September 30, 2010, to 2.33% for the three months ended September 30, 2011. Over the same period, the average balance of interest bearing retail time deposits declined $12.7 million, from $488.0 million for the three months ended September 30, 2010, to $475.3 million for the three months ended September 30, 2011.

The average balance cost of brokered deposits declined from 2.33% for the three months ended September 30, 2010, to 1.95% for the three months ended September 30, 2011. Over the same period, the average balance of brokered deposits declined $7.0 million to $76.6 million for the three month period ended September 30, 2011. For the three month period ended September 30, 2011, the Company’s total cost of deposits was 1.71% as compared to 2.04% for the three month period ended September 30, 2010.

The average balance of funds borrowed from the FHLB declined $19.3 million, from $89.9 million for the three months ended September 30, 2010, to $70.6 million for the three month period ended September 30, 2011. The average cost of borrowed funds from the FHLB increased from 3.64% for the three months ended September 30, 2010, to 3.54% for the three months ended September 30, 2011. The average balance of repurchase agreements declined from $46.5 million for the three months ended September 30, 2010, to $39.3 million for the three months ended September 30, 2011. The average cost of repurchase agreements increased from 1.83% for the three months ended September 30, 2010, to 2.42% for the three months ended September 30, 2011.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.3 million in provision for loan loss was required for the three months ended September 30, 2010, compared to a $475,000 in provision for loan loss expense for the three months ended September 30, 2011.

Non-Interest Income. There was a $200,000 increase in non-interest income in the three months ended September 30, 2011, as compared to the same period in 2010. The increase in non-interest income was largely the result of increases in gains realized on the sale of investments and loans. For the three month period ended September 30, 2011, the Company earned $295,000 in mortgage origination income as compared to $204,000 during the three month period ended September 30, 2010. Likewise, the Company’s gains on the sale of investments increased by $187,000 for the three month period ended September 30, 2011, as compared to the three month period ended September 30, 2010. These increases were partially offset by a decline in other income, largely the result of lower fee income associated with loan originations.

Non-Interest Expenses. There was a $271,000 increase in total non-interest expenses in the three-month period ended September 30, 2011, as compared to the same period in 2010. The most significant change in non-interest expenses was $570,000 in loss on other real estate owned as compared to a $63,000 gain experienced during the three-month period ended September 30, 2010. New appraised values on several Company owned properties have declined in the last year, requiring the Company to reduce the book value of these properties. During the three month period ended September 30, 2011, the Company reduced its balance in other real estate owned from $10.0 million to $4.6 million. The Company has active contracts to sell an additional $1.8 million in properties during the fourth quarter of 2011. By reducing the portfolio of other real estate owned, we anticipate that we can sharply reduce this expense in future periods.

For the three months ended September 30, 2011, salaries and benefits expense increased by $123,000 over the three month period ended September 30, 2010. For the three month period ended September 30, 2011, no other operating expenses increased by more than $100,000 as compared to the three month period ended September 30, 2011.

Income Taxes. The effective tax rate for the three-month periods ending September 30, 2011 and September 30, 2010, was 35.8% and 30.8%, respectively.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. In the past, the Company has been required to seek approval from the Office of Thrift Supervision prior to the declaration of a dividend to common shareholders. Currently , we are required to seek approval for each cash common dividend payment to the Federal Reserve Bank.

As discussed in Note 13 of Notes to Unaudited Consolidated Condensed Financial Statements section of this report, the Bank may not increase the amount of brokered deposits outstanding without prior written approval from the Office of Comptroller of Currency. The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement.

At September 30, 2011, the Company’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Current Balance	Maturity Date
10/9/2008	4.78%	$304,288	10/6/2011
10/23/2009	1.65%	2,020,000	10/24/2011
2/16/2010	1.00%	4,000,000	11/16/2011
2/16/2010	1.00%	2,000,000	12/16/2011
9/22/2009	2.00%	5,077,000	3/22/2012
9/29/2010	0.60%	2,076,000	6/30/2012
7/1/2011	0.25%	4,000,000	7/1/2012
10/16/2009	2.30%	3,011,000	10/16/2012
3/3/2010	1.75%	2,032,000	3/4/2013
1/22/2010	2.20%	3,092,000	7/22/2013
8/19/2010	2.12%	2,037,174	8/13/2013
3/2/2010	2.00%	3,204,000	9/2/2013
10/26/2009	2.00%	5,215,000	10/28/2013	(1)
9/22/2010	1.15%	2,144,000	3/22/2014	(1)
7/1/2011	1.00%	3,000,000	5/1/2014
8/11/2009	3.00%	5,095,000	8/11/2014	(1)
3/9/2010	2.00%	5,078,000	3/9/2015
7/26/2010	1.25%	4,093,000	7/26/2015	(1)
12/21/2010	1.70%	805,000	12/21/2015
7/1/2011	2.00%	3,052,000	1/1/2016
1/3/2011	1.00%	1,874,000	1/3/2016	(1)
3/17/2011	2.25%	1,500,000	3/17/2016	(1)
9/22/2011	1.00%	2,127,000	9/22/2017	(1)
9/22/2010	1.25%	2,372,000	9/22/2020	(1)
10/6/2010	1.25%	540,000	10/6/2020	(1)

		$69,748,462

(1)	Denotes brokered deposit with rising rate feature in which the Company has a call option.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2011, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2011:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Tangible Capital	$119,015	11.33%	$100,466	9.75%

Core Capital	$119,015	11.33%	$100,466	9.75%

Risk Based Capital	$126,529	19.83%	$107,981	17.10%

At September 30, 2011, the Bank had outstanding commitments to originate loans totaling $17.4 million and undisbursed commitments on loans outstanding of $27.3 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from September 30, 2011, totaled $192.4 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2011, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement.

At September 30, 2011, the Bank has outstanding borrowings of $69.2 million from the FHLB with maturities two months to seven years. A schedule of FHLB borrowings at September 30, 2011, is provided below:

Outstanding Balance	Rate	Maturity	Note
	(Dollars in thousands)
$5,000	2.56%	12/09/11
5,000	1.82%	12/16/12
2,284	3.30%	06/01/13	Monthly Principal Payments
5,000	2.32%	12/30/13
805	3.19%	04/14/14	Monthly Principal Payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
15,108	3.13%	01/01/19	Monthly Principal Payments

$69,197	3.55%	4.7 years	Weighted average life

At September 30, 2011, the Bank had $31.7 million in additional borrowing capacity with the FHLB which includes an overnight line of credit and $8 million in overnight borrowing capacity from the Company’s correspondent bank.

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

At September 30, 2011, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$1,282
Unused home equity lines of credit	$30,978
Unused commercial lines of credit	$7,781

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

The Company’s analysis at September 30, 2011, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at September 30, 2011, for the twelve month period ending September 30, 2012, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$27,785	$28,379	$29,025	$29,571	$30,302

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2011.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2011, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2010, except for the following:

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information, technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although we have not experienced a cyber incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition of September 30, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2011 and 2010 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 10, 2011	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 10, 2011	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer