Form 10-K
period 2011-12-31
HOPFED BANCORP INC
filed 2012-03-29
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($7.91 per share) at which the stock was sold on June 30, 2011, was approximately $55,721,821. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 25, 2012, 7,493,975 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2011.

Part III:

Portions of the definitive proxy statement for the 2012 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

In February 1998, HopFed Bancorp, Inc. (the “Corporation”) issued and sold 4,033,625 shares of common stock, par value $.01 per share (the “Common Stock”), in connection with the conversion of Hopkinsville Federal Savings Bank (the “Bank”) from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank’s capital stock to the Corporation. The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Corporation and the issuance and sale of the Common Stock are collectively referred to herein as the “Conversion.” In June of 2010, the Corporation issued and sold 3,333,334 shares of common stock, par value $0.01 per share in connection with a common stock offering. In July 2010, the Corporation issued and sold an additional 250,000 shares of common stock. Both sales were completed at an offering price of $9.00 per share. After underwriting fees and selling expenses, the Corporation received additional capital proceeds of approximately $30.4 million. The consolidated results of the Bank and the Corporation are referred to as the Company.

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. The Corporation’s assets primarily consist of the outstanding capital stock of the Bank. The Corporation’s principal business is overseeing the business of the Bank. The Corporation has registered with the Federal Reserve Bank (“FRB”) as a savings and loan holding company. See “Regulation – Regulation of the Company.”

As a holding company, the Corporation has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions, although the Company currently does not have any plans, agreements, arrangements or understandings with respect to any such acquisitions or mergers. The Company is classified as a unitary savings and loan holding company. In previous years, both the Company and its wholly owned subsidiary, Heritage Bank, were supervised by the Office of Thrift Supervision. As part of the Dodd-Frank Act of 2010, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency (OCC) on July 21, 2011, which assumed responsibility for the supervision of Heritage Bank. After the merger of the Office of Thrift Supervision into the Office of the Comptroller of the Currency, the Federal Reserve Bank (FRB) assumed responsibility for the supervision and regulation of the Company. The Company’s executive offices are located at 4155 Lafayette Road, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171. The Company’s mailing address is P.O. Box 537, Hopkinsville, Kentucky 42241-0537.

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

Growth Opportunities

For the years ended December 31, 2011, and December 31, 2010, the Company’s loan portfolio shrank by approximately $43.8 million and $42.1 million, respectively. There were many factors that resulted in the Company’s negative loan growth in 2011 and 2010. In 2010, the deployment of more than 15,000 troops from nearby Fort Campbell, Kentucky, to Afghanistan resulted in a reduced level of economic activity, lower sales for merchants, weaker demand for most goods and services and reduced tax collections. Furthermore, the deployment of troops occurred during a time of a national recession, further exasperating the weakness in the local economy. The most recent deployment of troops is ending and the majority of troops stationed at Fort Campbell have returned. Despite an increase in economic activity since the return of the division, loan demand remains muted.

Another important factor inhibiting lending growth is the presence of a Memorandum of Understanding and Agreement (MOU) originally between the Board of Directors of the Company and the OTS. The MOU requires the Bank to limit the growth of specific types of lending, including commercial real estate lending. In 2010 and 2011, the MOU’s limitation on commercial real estate made it more difficult for the Bank to experience positive loan growth. The MOU’s limitation on commercial real estate lending is focused on the OTS definition of commercial real estate loan concentrations. OTS viewed all commercial real estate under the same risk profile while the OCC and FDIC may view owner occupied commercial real estate differently as compared to non-owner occupied commercial real estate.

As discussed previously, supervision of the Company and Heritage Bank is now the responsibility of the FRB and OCC, respectively. We anticipate that the change in the interpretation of regulations may change possible making it easier for the Company to grow its loan portfolio in the future. The Company anticipates undergoing its first OCC examination in June of 2012, after which time we will have a clearer picture of how these regulations will be interpreted in the future.

The Company’s rural markets have fared relatively well compared to urban markets and high growth coastal areas. In 2011, the yields on corn, soybean, and wheat were below average as spring-time flooding was followed by a summer drought. Higher commodity prices helped offset below average yields. The agricultural community has good reason to be optimistic in 2012 as commodity prices are at near record levels. The Company anticipates an increase in crop production and an increase in demand for agricultural related credit.

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

The Company continues to focus its marketing campaign on increasing its market share of checking accounts. The campaign continues to be a resounding success, opening more than 3,500 new non-interest bearing checking accounts opened in each of the last three years. The Company will continue to focus significant resources to this campaign.

On December 12, 2008, the Company received an $18.4 million investment from the United States Treasury in the form of preferred stock. The terms of the investment included a 5% dividend for five years, increasing to 9% thereafter. The investment has no stated maturity but may be paid back in whole or part at any time with regulatory approval. In addition to the dividend, the Treasury received 243,816 stock warrants that are immediately exercisable with a ten year maturity and a strike price of $11.32. The amount and price of the warrants have been adjusted to 253,665.84 shares and a strike price of $10.88 as a result of a 2% stock dividend declared for shareholders of record at September 30, 2010 and October 3, 2011.

In June and July of 2010, the Company sold a total of 3,583,334 shares of Common Stock at $9.00 per share in a public offering. The net proceeds of the public offering, $30.4 million, were used for general corporate purposes and included a $10 million distribution to the Bank, our wholly owned subsidiary. The sale of common stock in June 2010 included 112,639 shares of treasury stock.

At this time, the Company has not redeemed the $18.4 million in preferred stock issued to the United States Treasury under the Troubled Asset Relief Program. The Company continues to evaluate local and national economic trends and the Company’s trends of criticized and non-performing assets. It remains the Company’s intent to repurchase the preferred stock prior to the increase of the dividend to 9% in December of 2013. At this time, the Company does not anticipate raising additional capital to repurchase the preferred stock but may raise additional capital should the opportunity for an acquisition present itself. Additional information on the United States Treasury’s Investment in HopFed Bancorp can be found in Note 17 of the audited consolidated financial statements.

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2008, 2009, 2010, and 2011, according to information provided by the FDIC market Share Report:

	At June 30
	2008	2009	2010	2011
Calloway	13.2%	14.0%	17.4%	16.2%
Christian	20.1%	22.8%	28.4%	26.2%
Fulton	56.7%	58.9%	58.2%	56.4%
Marshall	13.1%	14.3%	14.6%	15.0%
Cheatham	14.5%	14.9%	14.8%	16.9%
Montgomery	1.5%	2.9%	3.2%	3.0%

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

Stock Repurchases

The Company’s acceptance of the capital investment from the United States Treasury Department requires the Company to cease all stock repurchase activity for a period of no less than three years or until capital investment is redeemed in full. As of March 25, 2012, 402,916 shares of common stock had been repurchased. The Company did not purchase any capital stock in 2010 and 2011. The Company sold 112,639 treasury shares as part of its capital sale in June 2010.

Lending Activities

General. The total gross loan portfolio totaled $567.4 million at December 31, 2011, representing 54.5% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2011, $216.1 million, or 38.1% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $235.8 million, or 41.6% of the loan portfolio at December 31, 2011, and multi-family residential loans, which were $33.7 million, or 5.9% of the loan portfolio at December 31, 2011. At December 31, 2011, construction loans were $11.9 million, or 2.1% of the loan portfolio, and total consumer and commercial loans totaled $69.8 million, or 12.3% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2011, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$216,095	38.1%	$229,058	37.6%	$240,823	37.0%	$223,598	35.3%	$222,888	38.4%
Multi-family residential	33,739	5.9%	29,416	4.8%	46,325	7.1%	36,857	5.8%	24,538	4.2%
Construction	11,931	2.1%	23,361	3.8%	33,216	5.1%	62,300	9.8%	50,230	8.7%
Non-residential (1)	235,823	41.6%	255,348	41.9%	254,067	39.0%	223,180	35.2%	183,168	31.5%

Total real estate loans	497,588	87.7%	537,183	88.1%	574,431	88.2%	545,935	86.1%	480,824	82.8%

Other loans:
Secured by deposits	4,016	0.7%	4,081	0.7%	4,075	0.6%	3,949	0.6%	4,419	0.7%
Other consumer loans	11,094	2.0%	13,979	2.3%	17,908	2.8%	19,731	3.1%	21,331	3.7%
Commercial loans	54,673	9.6%	54,439	8.9%	54,531	8.4%	64,595	10.2%	74,276	12.8%

Total other loans	69,783	12.3%	72,499	11.9%	76,514	11.8%	88,275	13.9%	100,026	17.2%

	567,371	100.0%	609,682	100.0%	650,945	100.0%	634,210	100.0%	580,850	100.0%

Deferred loan cost, net	251		363		261		279		244
Allowance for loan losses	(11,262)		(9,830)		(8,851)		(6,133)		(4,842)

Total	$556,360		$600,215		$642,355		$628,356		$576,252

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2011, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due the year ending December 31,			Due 3 through 5 years after December 31,	Due 5 through 10 years after December 31,	Due 10 through 15 years after December 31,	Due 15 years after December 31,
	2012	2013	2014	2012	2012	2012	2012	Total
	(Dollars In Thousands)
One-to-four family residential	$4,407	4,033	3,877	6,902	43,807	46,161	106,908	216,095
Multi-family residential	2,892	832	260	3,283	4,269	863	21,340	33,739
Construction	8,219	3,257	—	—	—	—	455	11,931
Non-residential	46,579	12,861	12,368	8,271	24,740	43,947	87,057	235,823
Secured by deposits	1,852	1,234	308	622	—	—	—	4,016
Other	25,097	7,156	10,368	12,083	7,005	2,279	1,779	65,767

Total	$89,046	29,373	27,181	31,161	79,821	93,250	217,539	567,371

The following table sets forth at December 31, 2011, the dollar amount of all loans due after December 31, 2012, which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$29,300	$182,388
Multi-family residential	3,317	27,530
Construction	—	3,712
Non-residential	37,185	152,059
Other	29,735	13,099

Total	$99,537	$378,788

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

In the last ten years, the Company has attempted to diversify its loan portfolio mix to mitigate the risk of lending in a geographically limited area. The Company uses several metrics to measure our relative success in this area. The table below identifies loan balances by type as a percentage of consolidated risk based capital:

	Total	Current Balance as Percentage Of Consolidated Risk Based Capital
	(Dollars in Thousands)
One-to-four family residential	$216,095	168.71%
Multi-family residential	33,739	26.34%
Construction	11,931	9.31%
Non-residential	183,485	143.25%
Land	52,338	40.86%
Consumer	15,110	11.80%
Commercial	54,673	42.68%

Total gross loans	567,371	442.95%

As discussed on page 3 of this report, the Corporation and the Bank are subject to an MOU issued by the OTS and currently enforced by the OCC and FRB. A significant concern to the OTS was the level of the Bank’s non-residential real estate lending as compared to its risk based capital. The OTS considered all lending outside of loans secured by commercial equipment, consumer goods, and 1-4 family homes as non-residential real estate. At December 31, 2011, non-residential real estate loans total 183.5 million, or approximately 143.25% of total consolidated risk based capital. The Company uses standardized industry codes known as NASICS codes to track the individual components of its loan portfolio, including our non-residential real estate loan portfolio. At December 31, 2011, the Company commercial real estate loan portfolio consisted of the following:

	Current Balance	Unadvanced Amount	Total Commitment
	(Dollars in Thousands)
Land	52,338	986	53,324
Construction	6,151	613	6,764
Manufacturing	4,172	459	4,631
Professional, Technical	2,300	106	2,406
Retail Trade	12,019	446	12,465
Other Services	17,767	120	17,887
Finance & Insurance	141	—	141
Agricultural, Forestry, Fishing & Hunting	33,473	3,042	36,515
Real Estate and Rental and Leasing	50,770	1,059	51,829
Wholesale Trade	6,235	5,051	11,286
Arts, Entertainment & Recreation	5,309	129	5,438
Accomodations / Food Service	25,255	46	25,301
Healthcare and Social Assistance	10,140	22	10,162
Educational Services	30	—	30
Transportation & Warehousing	1,638	1	1,639
Information	2,646	28	2,674
Non-industry	3,219	—	3,219
Admin Support / Waste Mgmt	2,220	20	2,240

Total	235,823	12,128	247,951

In addition to the measurements prescribed by the OTS in its MOU, management measures commercial real estate (CRE) concentrations as discussed in Concentrations of Commercial Real Estate Lending, Sound Risk Management Practices issued on December 12, 2006, jointly by the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (Federal Reserve) and the Federal Deposit Insurance Corporation (FDIC). In this guidance, the agencies make a significant distinction between owner-occupied CRE and non-owner occupied CRE. The agencies have a heighted level of concerned with those loans with risk profiles sensitive to the condition of the CRE market. CRE loans secured by non-farm, non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are generally excluded from the guidance. Using the instructions provided in the FDIC call report, the Company estimates that 60% of our CRE portfolio (excluding land) consists of owner occupied properties. Management anticipates that this guidance will be applied to its operations during the first OCC examination scheduled to begin in June of 2012.

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

	Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Loan originations:
One-to-four family residential	$39,651	$83,568	52,361
Multi-family residential	7,494	13,480	10,285
Construction	15,975	18,537	20,352
Non-residential	52,093	74,798	65,125
Other	60,001	54,240	68,980

Total loans originated	175,214	244,623	217,103

Loan reductions:
Transfer to other real estate owned	3,748	11,505	1,473
(Increase) decrease in deferred loan origination fees, net of income	112	(102)	18
Change in allowance for loan losses	1,432	979	2,718
Loans sold	35,647	42,866	5,500
Loan principal payments	178,130	231,515	193,395

Net increase (decrease) in loan portfolio	($43,855)	($42,140)	$13,999

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

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel who provides that the property is free of prior encumbrances and other possible title defects. Title Insurance is generally required on all commercial real estate loans, all one-to-four family loans with balances exceeding $70,000 and all one-to-four family loans that are to be sold in the secondary market. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums. The majority of real estate loan applications are underwritten and closed in accordance with the Bank’s own lending guidelines, which generally do not conform to secondary market guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors at a discount to par.

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2011, the Bank’s 1-4 family loan servicing portfolio was approximately $22.3 million.

The Bank is permitted to lend up to 100% of the appraised value of the residential real property securing a mortgage loan. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2011, the Bank held approximately $10.6 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2011, approximately $111,000 was past due more than 30 days or in non-accrual status.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to approximately $16.6 million at December 31, 2011. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2011, one-to-four family residential mortgage loans totaled approximately $216.1 million, or 38.1% of the Bank’s loan portfolio. The Bank originated approximately $36.4 million in loans that were sold in the secondary market with servicing released. At December 31, 2011, the Bank had approximately $2.3 million in one-to-four family residential real estate loans past due more than ninety days or in non-accrual status. At December 31, 2011, the Company’s allowance for loan loss included $3.3 million in reserve for one to four family residential lending.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2011, 86.4% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consists of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2011, approximately $177.4 million of the Bank’s residential mortgage portfolio consisted of closed end first and second mortgage loans. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2011, $29.3 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans that will mature after December 31, 2012. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

At December 31, 2011, the Bank had $38.7 million in home equity lines of credit outstanding and $30.5 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

The retention of adjustable rate loans in the Bank’s portfolio helps reduce, but does not eliminate, the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward re-pricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank’s prior practice of offering its adjustable rate mortgages with a 1% limitation on annual interest rate adjustments. Accordingly, there can be no assurance that yields on the Bank’s adjustable rate loans will fully adjust to compensate for increases in the Bank’s cost of funds.

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

Construction Lending. The Bank engages in construction lending involving loans to individuals for construction of one-to-four family residential housing, multi-family housing and non-residential real estate located within the Bank’s market area, with such loans converting to permanent financing upon completion of construction. The Bank mitigates its risk with construction loans by imposing a maximum loan-to-value ratio of 80% for homes that will be owner-occupied or being built on a speculative basis.

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

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank’s market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans. At December 31, 2008, the Bank’s loan portfolio included $62.3 million. By that time, the Bank had begun to reduce its construction loan exposure due to concerns about a slowing economy. The significant reduction in construction loans has had a negative impact on the Bank’s loan portfolio balances and net interest margin. However, the negative impact has been offset by the relatively minor credit problems that have occurred in this portfolio.

At December 31, 2011, the Bank’s loan portfolio included $11.9 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2011, approximately $7.9 million of construction loans were for one to four family dwellings, $1.4 million were for multi-family dwellings and $2.6 million were for non-residential real estate. At December 31, 2011, there were no construction loans past due more than ninety days or in non-accrual status. At December 31, 2011, the Company’s allowance for loan loss included $139,000 in reserve for construction loans.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2011, the Bank had $33.7 million of multi-family residential loans, which amounted to 5.9% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2011, the Bank had approximately $235.8 million of such loans, which comprised 41.5% of its loan portfolio. The Company estimates that approximately 60% of its non-residential real estate loans (excluding land loans) are owner occupied. Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or non-residential real estate loans are made. At December 31, 2011, no multi-family loans were past due more than 90 days or classified as non-accrual. At December 31, 2011, there were $3.6 million in non-residential real estate and loan loans that were past due by 90 days or more or classified as non-accrual.

In 2010 and 2011, weather related events both locally and nationally factored into the performance of the non-residential real estate portfolio. Locally, significant flooding in both years resulted in farmers having to delay or replant spring crops and limited overall yields on wheat crops. Yields were especially weak in 2011, with unusually high commodity prices partially offsetting lower yields. In 2011, local manufactures were affected by a tornado in the Christian County industrial park and the tsunami in Japan, which resulted in lower demand for auto parts from Asian automakers.

In 2010, the Company experienced a significant increase in the amount of delinquency and charge offs in the multi-family portfolio. In 2010, the Company charged off approximately $1.5 million (net of recoveries) in multi-family properties while transferring another $7.9 million to other real estate owned. The increase in delinquency, other real estate owned and loan losses for multi-family loans is the result of a small number of customer relationships that have been affected by the deployment of military personnel. In 2011, credit quality improved as we were successful in liquidating a large portion of the Company’s other real estate owned. In 2011, the Company’s most significant credit quality issues were concentrated in our commercial real estate portfolio. In 2011, the Company’s commercial real estate portfolio experienced approximately $2.5 million in net charge offs. At December 31, 2011, the Company has provided reserves in the allowance for loan loss account related to its commercial real estate loan portfolio (including land) and multi-family portfolio of $5.0 million and $1.2 million, respectively.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2011, loans on deposit accounts totaled $4.0 million, or 0.7% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2011, other consumer loan accounts totaled $11.1 million, or 2.0% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2011, there was $9,000 in consumer loans delinquent 90 days or more or classified as non-accrual. At December 31, 2011, the Company’s allowance for loan loss included $262,000 in reserve for consumer loans.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2011, the Bank’s commercial loans amounted to $54.7 million, or 9.7% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by business assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2011, there was $254,000 in commercial loans delinquent 90 days or more or classified as non-accrual. At December 31, 2011, the Company’s allowance for loan loss included $1.3 million in reserve for commercial loans.

Non-accrual Loans and Other Problem Assets

The Bank’s non-accrual loans totaled 1.08% of total loans at December 31, 2011. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.81% at December 31, 2011.

The following table sets forth information with respect to the Bank’s non-accrual loans at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$—	$42
Non-residential real estate	—	—	—	—	—
Consumer	—	—	—	—	4

Total	—	—	—	—	46

Non-Accrual Loans:
Construction	—	1,541	572	341	—
Multi-family	—	301	4,851	—	—
Residential real estate	2,309	1,662	1,399	1,340	476
Land	1,330	363	3,503	5,052	—
Non residential real estate	2,231	1,043	490	427	46
Consumer	9	23	27	55	—
Commercial	254	97	367	106	25

Total non-accrual loans	$6,133	$5,030	$11,209	$7,321	$593

Percentage of total loans	1.08%	0.82%	1.72%	1.16%	0.10%

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. In determining the classification of an asset, the Company utilizes a Classified Asset Committee consisting of members of senior management, accounting, credit analysis, loan administration, loan review, internal audit and collections. The committee is charged with determining the value of assets that are potentially impaired as well as the accurate reporting of Troubled Debt Restructuring (TDR) assets as defined later in this report. The committee’s function is an important step in management’s determination as to the necessary level of funding required in the Company’s allowance for loan loss account.

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

The Company may allow the builder to do this if he has experience in this line of business but requires the customer to refinance the home on a twenty year loans with monthly principal and interest payments. The change of business purpose (built for sale then converted to rental) requires that the Company classify the loan as substandard and review the collateral for impairment. After a period of time of satisfactory loan performance and having satisfactory financial trends, the Company may gradually upgrade the loan from substandard to satisfactory. The typical time for a loan to receive an upgrade from a substandard to satisfactory is twelve to eighteen months of continuous satisfactory performance.

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

The Company requires a new appraisal for all impairment testing of collateral when the loan balance exceeds $100,000. For loans less than $100,000, the Company may choose to use an old appraisal and provide additional discounts to the appraised value in determining the amount of specific reserve required. In the last twelve months, the Company has found that appraisers face in increase in request for services and the time between a request for an appraisal and its completion is longer than normal, up to sixty days for complex multi-family or commercial properties. During the interim, the Company may chose to use an old appraisal with larger discounts to ascertain the likelihood of a loan impairment until a current appraisal is received.

If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset-classified loss, or charge off such amount. If the Company determines that a loan relationship is collateral dependent, it will charge off the portion of that loan that is deemed to be impaired. The Company defines collateral dependent as any loan in that the customer will be unable to reduce the principal balance of the loan without the complete or partial sale of the collateral. As a result of applying these principals to the classified loan portfolio, the Company charged off more than $2.0 million in impaired loans in the fourth quarter of 2011.

Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2011, the Bank had $47.5 million in assets classified as substandard and $1.7 million in assets classified as doubtful. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by FASB ASC 942-310-45-1.

As depicted in the table below, the level of impaired assets experienced a moderate decline in 2011 as compared to 2010. The decline was primary the result of modest improvement in the local and national economy and the return of deployed army personnel assigned to Fort Campbell from the Middle East. The decline in classified assets does not necessarily translate into a lower level of charge offs.

The tables below provide a summary of loans classified by the Bank as special mention, substandard and doubtful by category for the years ended December 31, 2011, and December 31, 2010. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

	Special Mention	Impaired Loans		Specific Allowance for Impairment
		Substandard	Doubful
	(Dollars In Thousands)
December 31, 2011
One-to-four family mortgages	$9,434	8,153	230	728
Home equity line of credit	1,694	233	239	131
Junior lien	622	809	—	180
Multi-family	7,073	5,951	—	26
Construction	213	1,775	—	14
Land	24,714	9,055	999	924
Non-residential real estate	25,077	16,101	117	1,374
Consumer loans	268	423	20	80
Commercial loans	4,009	5,034	121	623

Total	$73,104	47,534	1,726	$4,080

	Special Mention	Impaired Loans		Specific Allowance for Impairment
		Substandard	Doubful
	(Dollars In Thousands)
December 31, 2010
One-to-four family mortgages	$8,121	8,388	298	350
Home equity line of credit	499	333	230	77
Junior lien	495	187	—	105
Multi-family	—	3,017	301	178
Construction	3,292	3,702	203	108
Land	16,930	13,275	—	588
Non-residential real estate	11,089	22,780	421	2,540
Consumer loans	205	367	—	85
Commercial loans	2,314	5,092	17	255

Total	$42,945	57,141	1,470	$4,286

Troubled Debt Restructuring

Due to challenges in the local and national economy that persisted into 2010, the Company has had more of its customers incur financial problems. These customers may request temporary or permanent modification of loans in an effort to avoid foreclosure. The Company analyzes each request separately and grants loan modifications based on the customer’s ability to eventually repay the loan and return to the original loan terms, the customer’s current loan status and the current and projected future value of the Bank’s collateral. Loans that are modified as a result of a customer’s financial distress are classified as Troubled Debt Restructuring (TDR). The classification of a loan as TDR is important in that it indicates that a particular customer may not be past due but represents a credit weakness due to the Bank’s willingness to modify loan terms based on the financial weakness of the borrower.

The classification of a loan as a TDR may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin. At December 31, 2011, the Company had $7.8 million in loans classified as TDR, with $6.2 million of reported TDR’s performing as agreed by the loans modified terms. At December 31, 2011, non-performing TDRs included $1.4 million in 1-4 family mortgage loans, $100,000 in loans on junior liens on residential mortgages and $105,000 in commercial loans. At December 31, 2011, the Company had $1.0 million in specific reserves of the allowance for loan loss account allocated to loans classified as performing TDRs and $175,000 in specific reserves for non-performing TDRs. A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2011, can be found in the table below (Dollars in Thousands):

	Balance at December 31, 2010	New TDR	Loss or Foreclosure	Removed due to performance	Balance at December 31, 2011
One-to-four family mortgages	$4,046	1,163	401	2,287	2,521
Junior Lien	—	857	—	—	857
Multi-family	246	—	5	241	—
Construction	1,541	100	1,641	—	—
Land	512	963	534	—	941
Non-residential real estate	3,915	1,540	1,228	860	3,367
Consumer loans	69	27	9	54	33
Commercial loans	700	102	235	442	125

Total performing TDR	$11,029	4,752	4,053	3,884	7,844

Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at its current market price. The current market price is determined by obtaining an appraisal prior to the acquisition of the property. When such property is acquired, it is recorded at its fair value less estimated costs of sale. In the last eighteen months, the Company has determined that properties acquired through foreclosure have experienced a significant loss in market value as compared to the market value at the time of the origination of the loan. At the time of foreclosure, the collateral is reduced in value to its fair market value less holding and selling expenses and the remaining balance is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. The value of other real estate owned is periodically evaluated, no less than annually, to ascertain its current market value. Additional reductions in market value or recognized as an expense through a charge to losses on real estate owned. At December 31, 2011, the Bank’s real estate and other assets owned totaled $2.3 million.

The following table sets forth information with respect to the Bank’s real estate and other assets owned at December 31, 2011, and December 31, 2010 (Dollars in Thousands):

	2011	2010
One-to-four family first mortgages	$480	534
Multi-family	905	7,266
Construction	465	624
Land	248	482
Non-residential real estate	160	900
Consumer assets owned by bank	9	6

Total real estate and other assets owned	$2,267	9,812

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

Financial institutions must provide adequate disclosure of the methodology used regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. The Bank utilizes a combination of its four quarter loan loss history and the sum of all impairment testing completed on individually classified loans.

The charge off history is weighted using the sum of the year’s digits. This method provides the a 40% weight to the most recent quarters losses, then 30% for the prior quarters losses, 20% for the 2nd prior quarters losses and 10% for the fourth quarter losses. Using this method, the Bank trends for increasing or decreasing levels of charge offs may materially impact the funding level of the allowance for loan loss account. Additional, the Bank reserves the loss amount of any loans deemed to be impaired. The Bank also applies certain qualitative factors in reviewing its allowance funding, including local and national delinquency and loss trends, noted concentrations or risk and recent additions to regulator guidance.

Financial institutions regulated by the OCC and FDIC may require institutions to immediately charge off any portion of a collateral dependent loan that is deemed to be impaired. After July 21, 2011, the Company anticipates that this requirement will be applied to it as well, eliminating all specific reserves for impaired loans.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$9,830	$8,851	$6,133	$4,842	$4,470
Loans charged off:
Commercial loans	(3,596)	(4,354)	(530)	(364)	(110)
Consumer loans and overdrafts	(371)	(472)	(662)	(685)	(625)
Residential real estate	(908)	(464)	(644)	(365)	(186)

Total charge-offs	(4,875)	(5,290)	(1,836)	(1,414)	(921)

Recoveries	386	299	355	288	317

Net loans charged off	(4,489)	(4,991)	(1,481)	(1,126)	(604)

Provision for loan losses	5,921	5,970	4,199	2,417	976

Balance at end of period	$11,262	$9,830	$8,851	$6,133	$4,842

Ratio of net charge-offs to average loans outstanding during the period	0.76%	0.79%	0.23%	0.20%	0.11%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$3,325	38.1%	$1,455	37.6%	$2,209	37.0%	$2,683	35.3%
Construction	139	2.1%	657	3.8%	514	5.1%	393	9.8%
Multi-family residential	1,201	5.9%	2,022	4.8%	1,344	7.1%	455	5.8%
Non-residential	5,003	41.6%	4,890	41.9%	3,231	39.0%	443	35.2%
Secured by deposits	—	0.7%	—	0.7%	—	0.6%	—	0.6%
Other loans	1,594	11.6%	806	11.2%	1,553	11.2%	2,159	13.3%

Total allowance for loan losses	$11,262	100.0%	$9,830	100.0%	$8,851	100.0%	$6,133	100.0%

	At December 31, 2007
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
One-to-four family	$1,910	38.4%
Construction	292	8.7%
Multi-family residential	307	4.2%
Non-residential	265	31.5%
Secured by deposits	—	0.7%
Other consumer loans	2,068	16.5%

Total allowance for loan losses	$4,842	100.0%

Investment Activities

The Company makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The principal objective of the investment policy is to earn as high a rate of return as possible, but to consider also financial or credit risk, liquidity risk and interest rate risk. The investment activities of the Corporation and the Bank consist primarily of investments in U.S. Government agency securities, municipal and corporate bonds, CMO’s (see definition below), and mortgage-backed securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Corporation and the Bank perform analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases must be approved by the Bank’s Chief Financial Officer or President. The Board of Directors reviews all securities transactions on a monthly basis.

At December 31, 2011, securities, including FHLB stock, with an amortized cost of $359.6 million and an approximate market value of $362.1 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Corporation or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $108.7 million mortgage-backed security portfolio and $20.5 million CMO portfolio at December 31, 2011, approximately $39.4 million were originated through GNMA, approximately $67.9 million were originated through FNMA, approximately $20.1 million were originated through FHLMC, and approximately $1.8 million are Whole Loan CMO’s.

Typically, the collateral in Whole Loan CMO’s include jumbo mortgages that exceeded the limits provided by federal agencies and do not have a federal government or agency guarantee. The issuers of Whole Loan CMO’s receive an AAA rating by credit rating agencies by providing an overabundance of collateral to secure these investments. In capital computations, Whole Loan CMO’s are risk rated 20%, the same of FNMA and FHLMC. At December 31, 2011, the Company owns two securities, with a combined market value of $1.2 million that have been downgraded below investment grade. During 2011, the Company incurred a $155,000 in Other Than Temporary Impairment charge to recognize potential losses on these securities due to higher than anticipated defaults within their portfolios. Whole Loan CMO’s that fail to maintain an AAA rating from S&P or Moody’s are risked weighted 100%. See Note 2 of Notes to Audited Consolidated Financial Statements for further details.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
FHLB stock, restricted	$4,428	4,378	4,281
Securities available for sale:
U.S. Agency securities, non-amortizing	29,397	33,988	54,561
U.S. Agency securities, amortizing	145,190	130,416	64,414
Mortage-backed securities	129,242	110,872	115,382
Tax free municipal bonds	65,055	64,393	51,154
Taxable municipal bonds	13,905	16,792	2,754
Trust preferred security	993	1,277	1,426

Total investment securities	$388,210	362,116	293,972

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2011. At such date, $24.2 million of the agency securities were callable and/or due on or before December 31, 2012 and $4.1 million were due and/or callable before December 31, 2013. The Bank had securities that may be called only one time totaling $12.7 million that are callable in the year ending December 31, 2012, and $4.1 million that are callable only once on February 26, 2013. In addition, approximately $130.4 million in small business administration amortizing bonds require periodic principal payments. At December 31, 2011, all municipal securities (both taxable and tax free) were callable and/or due between January 2012 and December 2020. The average yield for the tax free municipal security portfolio is quoted as a taxable equivalent yield.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
Non-amortizing U.S. agency securities	$—	—%	$—	—%	$7,223	3.87%	$22,174	3.96%	$29,397	$29,397	3.96%

Taxable municipal bonds	$—	—%	$342	3.08%	$4,043	4.13%	$9,520	4.19%	$13,905	$13,905	4.14%

Tax free municipal bonds	$464	4.84%	$6,587	4.36%	$14,887	4.65%	$43,117	5.46%	$65,055	$65,055	5.35%

Trust preferred	—	—	—	—	—	—	$993	8.00%	$993	$993	8.00%

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2011, the Bank had $56.3 million in brokered deposits as compared to $75.7 million at December 31, 2010. In addition to brokered deposits, the Bank has deposits through the CDARS program of $2.1 million at December 31, 2011, as compared to $15.7 million at December 31, 2010, that are classified as brokered deposits by our regulators. The Bank often chooses these to use longer termed brokered deposits as a substitute for local deposits which can be expensive in the Bank’s local market. The MOU currently between the Bank and the OCC limits the amount of outstanding brokered deposits to $104.0 million, the balance of brokered deposits at April 30, 2010. All brokered deposits are FDIC insured.

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

Deposits in the Bank at December 31, 2011, were represented by the various types of deposit programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
— %	None	Non-interest bearing	$100	$79,550	9.9%
0.05%*	None	NOW accounts	1,500	130,114	16.3%
0.10%	None	Savings & money market	10	70,443	8.8%

				280,107	35.0%

		Certificates of Deposit
0.15%	3 months or less	Fixed-term, fixed rate	1,000	60,370	7.6%
0.60%	3 to 12 months	Fixed-term, fixed-rate	1,000	174,145	21.8%
1.00%	12 to 24-months	Fixed-term, fixed-rate	1,000	126,870	15.8%
1.25%	24 to 36-months	Fixed-term, fixed-rate	1,000	50,626	6.3%
1.25%	36 to 48-months	Fixed-term, fixed-rate	1,000	31,407	3.9%
1.40%	48 to 60-months	Fixed-term, fixed rate	1,000	76,570	9.6%

				519,988	65.0%

				$800,095	100.0%

*	Represents current interest rate offered by the Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2011		2010		2009
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$205,175	$548,048	$191,661	$570,757	$155,956	$542,411
Average Rate	0.81%	2.29%	0.94%	2.73%	1.06%	3.10%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2011	% of Deposits	Increase (Decrease) from December 31, 2010	Balance at December 31, 2010	% of Deposits	Increase (Decrease) from December 31, 2009
	(Dollars in thousands)
Non-interest bearing	$79,550	9.9%	$10,411	$69,139	8.4%	$608
Demand & Now	130,114	16.3%	(8,822)	138,936	16.8%	33,115
Savings & MMDA	70,443	8.8%	6,595	63,848	7.7%	3,439
Time deposits	519,988	65.0%	(35,018)	555,006	67.1%	(4,377)

Total	$800,095	100.0%	$(26,834)	$826,929	100.0%	$32,785

	Balance at December 31, 2009	% of Deposits	Increase (Decrease) from December 31, 2008	Balance at December 31, 2008	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$68,531	8.6%	$11,397	$57,134	8.0%
Demand & NOW	105,821	13.3%	16,272	89,549	12.6%
Savings & MMDA	60,409	7.6%	2,035	58,374	8.2%
Time deposits	559,383	70.5%	51,435	507,948	71.2%

Total	$794,144	100.0%	$81,139	$713,005	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
0.01 - 2.00%	$273,950	$206,126	$121,759
2.01 - 4.00%	228,255	280,943	170,233
4.01 - 6.00%	17,783	67,370	266,857
6.01 - 8.00%	—	567	534

Total	$519,988	$555,006	$559,383

The following table sets forth the amount and maturities of time deposits at December 31, 2011.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$159,089	$54,953	$42,555	$17,353	$273,950
2.01 - 4.00%	58,626	71,157	7,848	90,624	228,255
4.01 - 6.00%	16,800	760	223	—	17,783
6.01 - 8.00%	—	—	—	—	—

Total	$234,515	$126,870	$50,626	$107,977	$519,988

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$29.7
Over three through six months	30.1
Over six through 12 months	60.6
Over 12 months	152.1

Total	$272.5

Certificates of deposit at December 31, 2011, included approximately $272.5 million of deposits with balances of $100,000 or more, compared to $289.1 million and $266.8 million at December 31, 2010, and December 31, 2009, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Deposits	$320,208	$321,997	$401,246
Withdrawals	355,868	299,929	332,506

Net increase (decrease) before interest credited	(35,660)	22,068	68,740
Interest credited	8,826	10,717	12,399

Net increase (decrease) in deposits	$(26,834)	$32,785	$81,139

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $63.3 million at December 31, 2011, and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans, multi-family residential real estate loans and non-residential real estate loan held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2011, the three-month Libor rate was 0.54%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement calls for the Bank to pay a fixed rate of 7.27% until October 8, 2015, on $10 million and receive payment equal to the three month libor plus 3.10%. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. At December 31, 2011, the cost to the Bank to terminate the swap is approximately $1,297,000.

Repurchase Agreements

The Company offers cash management customers an automated sweep account of excess funds from checking accounts into repurchase accounts. Prior to 2011, this product was the preferred method to provide commercial deposit customers the opportunity to earn interest income on demand deposit accounts. Repurchase balances are overnight borrowings from customers and are not FDIC insured but are fully collateralized by specific securities in the Company’s investment portfolio. In addition to customer repurchase agreements, the Company has two long term repurchase agreements with large money center banks that are secured by individual investment securities. At December 31, 2011, the Company’s retail repurchase agreements total $27.1 million and total long term repurchase agreements of $16.0 million.

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. The Bank’s has two subsidiary organizations. The Bank’s insurance subsidiary, Fall and Fall Insurance Agency (“Fall and Fall”) of Fulton, Kentucky was acquired in the Fulton acquisition on September 5, 2002. The Bank’s investment in the agency is approximately $830,000.

The Company owns 99% of Fort Webb, LLC, a low income senior citizen housing facility in Bowling Green, Kentucky. The facility offers apartments for rent for those senior citizens who qualify and is managed by the Bowling Green, Kentucky Housing Authority. The Company realizes the tax benefits from the projects net operating loss over a fifteen year period. The Company’s investment in the project is $420,000.

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

At June 30, 2011, the Bank had a 15.1% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Planters Bank of Kentucky with a 9.1% deposit market share and Branch Bank & Trust of North Carolina with an 8.3% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2011, the Company and the Bank had 260 full-time and 11 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Seasonality of Revenues and Expenses

The Company’s business is not materially affected by seasonality fluctuations in our business cycle. The Company financial health is substantially affected by the overall business cycle and market interest rates.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminated our current primary federal regulator and subjects savings and loan holding companies to greater regulation. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

Elimination of OTS. The Dodd-Frank Act resulted in the elimination of the OTS, which was our primary federal regulator and the primary federal regulator of the Bank until July 21, 2011. The current primary federal regulator of HopFed Bancorp, Inc. is the Board of Governors of the Federal Reserve System (the “FRB”), and the primary federal regulator for the Bank is the Office of the Comptroller of the Currency (“OCC”). The FRB and OCC have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank. OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

Holding Company Capital Requirements. Effective as of the transfer date, the Federal Reserve is authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies are now required to serve as a source of financial strength for their depository institution subsidiaries. Leverage capital requirements and risk-based capital requirements applicable to depository institutions and banking holding companies will be extended to thrift holding companies. However, the FRB has not yet issued regulations regarding the levels of these capital requirements or when they will apply to the Company.

Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank or savings and loan holding company with less than $15 billion in assets. The Company has trust preferred securities, but is exempt from these standards.

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

Qualified Thrift Lender Test. Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test is prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the FRB. In addition, a savings association that fails the qualified thrift lender test is deemed to have violated Section 5 of the Home Owners’ Loan Act and is subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Pursuant to the Dodd-Frank Act, the SEC adopted “say-on-pay” rules. Under these rules, smaller reporting companies such as the Company are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013. In adopting the two-year deferral period, the SEC stated that it may adjust the rule before it applies to smaller issuers.

Also pursuant to the Dodd-Frank Act the SEC proposed a so-called “proxy access rule.” However, in July 2011, the U.S. Court of Appeals for the District of Columbia rejected the SEC’s proposed rule, and the SEC subsequently announced that it would not dispute the Court’s decision.

Transactions with Affiliates and Insiders. The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies to Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries is eliminated. The Dodd-Frank Act prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes.

The CFPB has the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.

In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank are subject to additional compliance burdens in the states in which it operates.

Ratio of Earnings to Fixed Charges.

The table below is a Company’s computation of earnings to fixed charges for the years ended December 31, 2011, through December 31, 2007 (All dollars in thousands).

	2011	2010	2009	2008	2007
Including interest on deposits
Earnings
Pre-tax income	$3,404	9,129	2,372	6,567	5,844
Add: fixed charges from below	18,415	22,246	26,312	26,420	28,891

	$21,819	31,375	28,684	32,987	34,735

Fixed Charges:
Total interest expense	$18,415	22,246	26,312	26,420	28,891
Preference security dividend	1,394	1,394	1,394	56	—

Including preference security dividend	$19,809	23,640	27,706	26,476	28,891

Ratio of earnings to fixed charges	$1.18	1.41	1.09	1.25	1.20

Including preference security dividend	$1.10	1.33	1.04	1.25	1.20

Excluding interest on deposits
Earnings
Pre-tax income	$3,404	9,129	2,372	6,567	5,844
Add: fixed charges from below	4,208	4,862	5,479	5,631	6,612

	$7,612	13,991	7,851	12,198	12,456

Fixed Charges:
Total interest expense excluding interest paid on deposits	$4,208	4,862	5,479	5,631	6,612
Preferred security dividend	1,394	1,394	1,394	56	—

Including preference security dividend	$5,602	6,256	6,873	5,687	6,612

Ratio of earnings to fixed charges	$1.81	2.88	1.43	2.17	1.88

Including preference security dividend	$1.36	2.24	1.14	2.14	1.88

Limitations on Capital Distributions. The FRB regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the FRB capital distribution regulations, a savings institution that (i) qualifies for expedited treatment of applications by maintaining one of the two highest supervisory examination ratings, (ii) will be at least adequately capitalized after the proposed capital distribution and (iii) and is not otherwise restricted by applicable law in making capital distributions may, without prior approval by the FRB, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount would require prior Fed approval. However, given the current economic climate, FRB has publically stated that it is carefully reviewing every dividend request and has informed the Company that it must seek approval prior to any future declaration of dividends to common shareholders.

As a participant in the United States Treasury’s Capital Purchase Program, the Company was required to obtain prior written approval before it increased the amount of dividends paid to common shareholders prior to December 12, 2011. In the event that the Company fails to make a scheduled dividend payment to preferred shareholders or interest payments on trust preferred securities, the Company is prohibited from paying any dividends to common shareholders.

As a condition in the Company’s MOU signed April 30, 2010, the Company must make a request to the FRB prior to the payment of any dividends from either the Bank to the Company or from the Company to its common shareholders. The Company may continue to pay dividends on preferred stock and interest on subordinated debentures as long as the Bank’s Tier 1 Capital Ratio exceeds 9% and its Total Risk Based Capital Exceeds 12%. At December 31, 2011, the Bank’s Tier 1 and Total Risk Based Capital Ratios were 10.18% and 17.63%, respectively.

Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

Transactions with Affiliates and Insiders. Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the savings bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the savings bank’s capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OCC has the discretion to treat subsidiaries of savings banks as affiliates on a case-by-case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms that are substantially the same as for loans to unaffiliated individuals.

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2011.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2011.

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

Troubled Assets Relief Program (TARP)

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

On December 12, 2008, the Company agreed to participate in the CPP and issued and sold 18,400 shares of preferred stock for $18.4 million. The preferred stock pays a cash dividend of 5% per year for the first five years and then increases to 9% per year thereafter. In addition, the Company issued the United States Treasury warrants to purchase up to 243,816 shares of its common stock at a strike price of $11.32 per share. The warrants are immediately exercisable and have a ten year final maturity. The warrants outstanding were adjusted to 248,692 shares and the strike price was adjusted to $11.098 per share as a result of a 2% stock dividend paid to shareholders of record at September 30, 2010. In October of 2011, the warrants outstanding were again adjusted to 253,666 shares and the strike price was adjusted to $10.88 per share as a result of a 2% stock dividend paid to shareholders of record at October 3, 2011.

Financial Stability Plan

The Financial Stability Plan (“FSP”) is a comprehensive set of measures intended to improve the health of the financial system. The key elements of the FSP include making additional capital injections into financial institutions, creating a private – public investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company is required under rules adopted by the SEC to include in its annual reports a report by management on the Company’s internal control over financial reporting and an accompanying auditor’s report. In September 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Company is required to comply with these requirements.

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

Community Reinvestment Act

The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination.

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

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are the key drivers of the Company’s net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in the maturities of the Company’s assets and liabilities. Furthermore, substantially higher rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal agencies, including the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company’s regulatory compliance is costly and certain types of activities, including the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits and locations of offices are subject to regulatory approval and may be limited by regulation. The Company is also subject to capitalization guidelines established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth.

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

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the current bank regulatory structure. The Dodd-Frank eliminated the OTS. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The FRB now has exclusive authority to regulate all bank and thrift holding companies. As a result, the Company is now subject to supervision by the FRB as opposed to the OTS. These changes occurred July 21, 2011.

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

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seeming without regard to that issuer’s underlying financial strength.

EESA, which established the TARP, was signed into law in October 2008. As part of TARP, the Treasury established the Capital Purchase Program (CPP) to provide up to $700 billion of funding to eligible financial institutions through the purchase of preferred shares and other financial instruments with the stated purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 12, 2008, the Company accepted an $18.4 million treasury investment of preferred stock with terms that included a 5% dividend that increases to 9% after five years. The Company issued 243,816 common stock warrants that are immediately issued and have a strike price of $11.32 and have a ten year maturity. The amount of common warrants outstanding has been adjusted to 253,666 and the strike price adjusted to $10.88 as a result of a 2% common stock dividend paid on October 18, 2010, to shareholders of record on September 30, 2010, and October 20, 2011, to shareholders of record on October 3, 2011.

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

The Corporation and the Bank each are required to comply with the terms of a Memorandum of Understanding (MOU) issued by the OTS and currently enforced by the OCC and FRB and lack of compliance could result in monetary penalties and/or regulatory actions.

On April 30, 2010, the Company and the Bank each entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (OTS). This informal agreement places additional reporting and operational requirements on the Company and Bank. The Bank is required to reduce the level of commercial real estate loans to Total Risk Based Capital. This requirement may result in lower levels of commercial real estate loans, reducing the Bank’s ability to continue to pursue its current strategy to grow its loan portfolio and net interest income. The OCC and the FRB have now assumed responsibility for monitoring the Bank’s and Company’s compliance with the MOU.

The MOU will remain in effect until stayed, modified, terminated or superseded by the FRB and OCC were to determine that the Company or the Bank were not in compliance with their respective MOUs, it would have available numerous remedies. Management continues to take actions necessary to comply with the MOUs requirements. The OCC may determine, however, in its sole discretion that the issues raised have not been addressed satisfactorily, or any current or past action, violation or deficiencies could be subject to future regulatory enforcement actions. Such enforcement actions could result in penalties or additional limitations on the Company’s business.

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

The MOU with the FRB restricts us from declaring or paying any dividends or other capital distributions to common shareholders without prior FRB approval. This dividend restriction does not apply to cash dividends on currently outstanding shares on Series A Preferred Stock issued to and held by the United States Department of the Treasury and obligations in connection with currently outstanding trust preferred securities, provided that such dividend payment or distribution of capital does not cause the Bank’s capital levels to fall below a Tier 1 core capital ratio of 8.00% and a total risk based capital of 12.00%. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We are restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities or Series A Preferred Stock.

The Company conducts virtually all of its business activities in a geographically concentrated area of Middle and West Tennessee and Western Kentucky.

The Company operates eighteen offices located in Middle Tennessee and Western Kentucky. The Company maintains significant business relationships in the markets in which it operates as well as the communities adjoining our offices. Therefore, the Company’s success is directly tied to the economic viability of our markets which may not be representative of the country as a whole. In 2011, the Company’s market had unemployment rates ranging from 8% to 12%. While the Company believes that its credit quality has been strong given the current environment, continued economic stress in the market may result in an increase in non-performing loans and charge offs. Given the limited geographic footprint of our Company, the economic conditions in our marketplace may not be reflective of the entire nation.

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

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Although we have not experienced a cyber-incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber-incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

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

Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and non-accrual assets.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2011, commercial real estate loans and multi-family loans comprised approximately 38.2% of our total loan portfolio, or 169.3% of the Company’s total risk based capital.

•

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2011, commercial loans comprised approximately 9.7% of our total loan portfolio, or 42.6% of the Company’s consolidated total risk based capital.

•

Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2011, construction, land and land development loans comprised approximately 11.3% of our total loan portfolio and approximately 50.0% of the Company’s consolidated total risk based capital.

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to single-family real estate loans). Loan defaults would likely increase our loan losses and non-accrual assets and could adversely affect our allowance for loan losses.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, which could result in reduced net income.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.

The amount that we, as mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general and local economic conditions, changing values of property, interest rates, unpaid real estate taxes, environmental issues, operating expenses involved with managing other real estate owned, and the supply and demand for units held for sale as well as other unforeseen cost and delays.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2011:

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
			(In thousands)
Main Office:
4155 Lafayette Road
Hopkinsville, Kentucky	2006	Owned	$4,914	24,072
Branch Offices:
2700 Fort Campbell Boulevard
Hopkinsville, Kentucky	1995	Owned	$2,067	17,625
Downtown Branch Office
605 South Virginia Street
Hopkinsville, Kentucky	1997	Owned	$135	756
Murray South Office
210 N. 12th Street
Murray, Kentucky	2003	Owned	$1,673	5,600
Murray North Office
1601 North 12th Street
Murray, Kentucky	2007	Owned	$1,243	3,400
Cadiz Branch Office
352 Main Street
Cadiz, Kentucky	1998	Owned	$406	2,200
Elkton Branch Office
536 W. Main Street
Elkton, Kentucky	1976	Owned	$111	3,400
Benton Branch Office
105 W. 5th Street
Benton, Kentucky	2003	Owned	$533	4,800
Calvert City Office
35 Oak Plaza Drive
Calvert City, Kentucky	2003	Owned	$1,158	3,400
Carr Plaza Office
607 N. Highland Drive
Fulton, Kentucky	2002	Owned	$188	800
Lake Street Office
306 Lake Street
Fulton, Kentucky	2002	Owned	$1,042	15,000
Fall & Fall Insurance Office
101 Main Street
Fulton, Kentucky	2002	Owned	$20	3,200
Clarksville Main Street
322 Main Street
Clarksville, Tennessee	2007	Owned	$1,567	10,000
Trenton Road Branch
3845 Trenton Road
Clarksville, Tennessee	2006	Owned	$2,462	3,362
Madison Street Office
2185 Madison Street
Clarksville, Tennessee	2007	Owned	$1,691	3,950
Houston County Office
1102 West Main Street
Erin, Tennessee	2006	Owned	$528	2,390
Ashland City Office
108 Cumberland Street
Ashland City, Tennessee	2006	Owned	$1,341	7,058
Pleasant View Office
2556 Highway 49 East
Pleasant View, Tennessee	2006	Owned	$716	2,433
Kingston Springs Office
104 West Kingston Springs Road
Kingston Springs, Tennessee	2006	Owned	$1,636	9,780

Total			$23,431

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At March 25, 2012, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.12 per share was declared in the first and second quarter of 2010. A cash dividend of $0.08 per share was declared in the third and fourth quarter of 2010 and the first and second quarter of 2011. A cash dividend of $0.02 per share was declared in the third and fourth quarter of 2011. The Company paid a 2% common stock dividend during the third quarter of 2010 and 2011, respectively. The Company paid a 5% preferred stock dividend in 2010 and 2011, respectively. As a participant in the U.S. Treasury’s Capital Purchase Program, the Company may not increase its cash dividend without the express written approval of the Treasury Department. As agreed upon in the previously mentioned Memorandum of Understanding and Agreement between the OCC, the Federal Reserve Bank and the Company, we must obtain prior written permission from the Federal Reserve Bank prior to the payment of any cash dividend on common shares. The high and low price range of the Company’s common stock for 2011 and 2010 is set forth below and has been adjusted to reflect the 2% stock dividend paid to shareholders of record at September 30, 2010 and October 3, 2011:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	High	Low	High	Low
First Quarter	$9.58	$8.82	$12.00	$8.94
Second Quarter	$9.11	$7.42	$14.45	$8.65
Third Quarter	$8.98	$5.08	$9.44	$8.74
Fourth Quarter	$6.89	$5.32	$9.12	$8.66

At March 25, 2012, the Company estimates that is has approximately 2,900 shareholders, with approximately 1,600 reported in the name of the shareholder and the remainder recorded in street name.

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

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2011, (Exhibit No. 13.1) is incorporated herein by reference. See Note 21 of Notes of Consolidated Financial Statements which is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2011, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2011, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2011, (Exhibit No. 13.1) are incorporated herein by reference.

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

Management Report on Internal Control

The management of HopFed Bancorp, Inc. and its subsidiaries (collectively referred to as the Company) is responsible for the preparation, integrity and fair presentation of published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, as such, include amounts based on informed judgments and estimates made by management.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2011.

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

Date: March 29, 2012	By:	(signed) JOHN E. PECK
John E. Peck
President and Chief Executive Officer

By:	(signed) BILLY C. DUVALL
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2011, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2011, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2011, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2011, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2011, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2011, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2011, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2011, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2011 and 2010.

3.	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

7.	Notes to Consolidated Financial Statements.

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

Exhibit No. 10.13 Employment Agreement by and between Heritage Bank and P. Michael Foley. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 6, 2011 (filed December 7, 2011).

Exhibit No. 10.17 Form of Letter Agreement, executed by each of Messrs. John E. Peck, Michael L. Woolfolk, Michael F. Stalls, Billy C. Duvall, P. Michael Foley and Keith Bennett with Registrant. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed December 17, 2008).

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2011, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

Exhibit No. 14.1. Code of Ethics. Incorporated herein by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No. 21.1 Subsidiaries of the Registrant.

Exhibit No. 23.1. Consent of Independent Registered Public Accounting Firm.

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

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the three months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009, respectively (iii)Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2011, 2010 and 2009, respectively, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 29, 2012	By:	(signed) JOHN E. PECK
John E. Peck
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) JOHN E. PECK John E. Peck Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2012

(signed) BILLY C. DUVALL Billy C. Duvall Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2012

(signed) GILBERT E. LEE Gilbert E. Lee Chairman of the Board	March 29, 2012

(signed) THOMAS I. MILLER Thomas I. Miller Vice-Chairman of the Board	March 29, 2012

(signed) MICHAEL WOOLFOLK Michael Woolfolk Secretary	March 29, 2012

(signed) STEVE HUNT Steve Hunt Director	March 29, 2012

(signed) HARRY J. DEMPSEY Harry J. Dempsey Director	March 29, 2012

(signed) TED KINSEY Ted Kinsey Director	March 29, 2012

(signed) CLAY SMITH Clay Smith Director	March 29, 2012