Form 10-Q
period 2012-03-31
HOPFED BANCORP INC
filed 2012-05-11
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, the Registrant had outstanding 7,493,986 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
	(Unaudited )
Assets
Cash and due from banks	$37,887	44,389
Interest-earning deposits in Federal Home Loan Bank	10,472	4,371

Cash and cash equivalents	48,359	48,760
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	405,686	383,782
Loans held for sale	515	—
Loans receivable, net of allowance for loan losses of $10,609 at March 31, 2012, and $11,262 at December 31, 2011	550,066	556,360
Accrued interest receivable	5,328	6,183
Real estate and other assets owned	1,181	2,267
Bank owned life insurance	9,214	9,135
Premises and equipment, net	23,217	23,431
Deferred tax assets	910	1,132
Intangible asset	454	519
Other assets	4,923	4,823

Total assets	$1,054,281	1,040,820

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$87,838	79,550
Interest-bearing accounts
NOW accounts	146,672	130,114
Savings and money market accounts	75,227	70,443
Other time deposits	504,461	519,988

Total deposits	814,198	800,095

Advances from Federal Home Loan Bank	62,368	63,319
Repurchase agreements	42,477	43,080
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	241	153
Dividends payable	178	176
Accrued expenses and other liabilities	5,508	5,204

Total liabilities	935,280	922,337

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
	(Unaudited )
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized—500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at December 31, 2011, and December 31, 2010	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,896,902 issued and 7,493,986 outstanding at March 31, 2012, and 7,895,336 issued and 7,492,420 outstanding at December 31, 2011 (a)	79	79
Common stock warrants (253,666 issued and outstanding) (a)	556	556
Additional paid-in-capital	76,022	75,967
Retained earnings-substantially restricted	39,908	39,591
Treasury stock (at cost, 402,916 shares at March 31, 2012, and December 31, 2011)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	7,512	7,366

Total stockholders’ equity	119,001	118,483

Total liabilities and stockholders’ equity	$1,054,281	1,040,820

(a)	Shares and warrants have been restated to reflect stock dividends distributed through October 18, 2011.

The consolidated condensed statement of financial condition at December 31, 2011, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2012	2011

Interest and dividend income:
Loans receivable	7,801	8,482
Investment in securities, taxable	2,375	2,690
Nontaxable securities available for sale	575	611
Interest-earning deposits	8	4

Total interest and dividend income	10,759	11,787

Interest expense:
Deposits	2,884	3,905
Advances from Federal Home Loan Bank	573	694
Repurchase agreements	248	205
Subordinated debentures	187	185

Total interest expense	3,892	4,989

Net interest income	6,867	6,798

Provision for loan losses	869	4,518

Net interest income after provision for loan losses	5,998	2,280

Non-interest income:
Service charges	938	856
Merchant card income	196	182
Mortgage origination revenue	203	72
Gain on sale of securities	44	721
Other than temporarily impairment on available for sale securities	—	(14)
Income from bank owned life insurance	79	89
Financial services commission	227	187
Other operating income	230	272

Total non-interest income	1,917	2,365

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2012	2011
Non-interest expenses:
Salaries and benefits	3,507	3,326
Occupancy expense	855	788
Data processing expense	625	687
State deposit tax	162	168
Intangible amortization expense	65	81
Professional services expense	388	315
Deposit insurance and examination expense	419	592
Advertising expense	304	279
Postage and communications expense	141	148
Supplies expense	111	96
Loss on disposal of equipment	6	138
Loss on sale of real estate owned	147	509
Real estate owned expenses	46	73
Other operating expenses	323	249

Total non-interest expense	7,099	7,449

Income (loss) before income tax expense	816	(2,804)
Income tax expense (benefit)	89	(960)

Net income (loss)	727	(1,844)

Less:
Dividend on preferred shares	229	227
Accretion dividend on preferred shares	28	27

Net income (loss) available to (attributable to) common shareholders	$470	(2,098)

Net income (loss) available to (attributable to) common shareholders
Per share, basic	$0.06	($0.28)

Per share, diluted	$0.06	($0.28)

Dividend per share	$0.02	$0.08

Weighted average shares outstanding—basic (a)	7,484,475	7,465,077

Weighted average shares outstanding—diluted (a)	7,484,475	7,465,077

(a)	Weighted average shares have been adjusted to reflect a 2% stock dividend on October 18, 2011.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2012	2011

Net income (loss)	$727	(1,844)

Other comprehensive income (loss), net of tax:

Unrealized holding gain (loss) on investment securities available for sale, net of tax effect of ($73) and $64 for the three months ended March 31, 2102, and March 31, 2011, respectively	142	(123)

Unrealized gain on derivatives, net of tax effect of ($17) and ($42) for the three month periods ending March 31, 2012 and March 31, 2011, respectively;	33	79

Reclassification adjustment for gains included in net income (loss), net of tax effect of $15 and $245 for the three month periods ended March 31, 2012, and March 31,2011, respectively	(29)	(476)

Comprehensive income (loss)	$873	(2,364)

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2012

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

								Accumulated
	Shares			Common	Additional			Other	Total
	Common Stock	Preferred Stock	Common Stock	Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income	Stockholders Equity
Balance at December 31, 2011	7,492,420	18,400	$79	556	75,967	39,591	(5,076)	7,366	118,483

Restricted stock awards	1,566	—	—	—	—	—	—	—	—

Consolidated net income	—	—	—	—	—	727	—	—	727

Compensation expense, restricted stock awards	—	—	—	—	27	—	—	—	27

Net change in unrealized gain on securities available for sale, net of income taxes of $58	—	—	—	—	—	—	—	113	113

Net change in unrealized (loss) on derivatives, net of income tax benefit of $17	—	—	—	—	—	—	—	33	33

Cash dividend to preferred stockholder	—	—	—	—	—	(230)	—	—	(230)

Accretion of preferred stock discount	—	—	—	—	28	(28)	—	—	—

Cash dividend to common stockholders	—	—	—	—	—	(152)	—	—	(152)

Balance March 31, 2012	7,493,986	18,400	$79	556	76,022	39,908	(5,076)	7,512	119,001

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2012	2011
Cash flows from operating activities:

Net cash provided by operating activities	$3,791	3,028

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	28,242	46,006
Purchase of securities available for sale	(50,869)	(45,225)
Net decrease in loans	4,792	14,474
Proceeds from sale of foreclosed assets	1,573	789
Purchase of premises and equipment	(187)	(126)

Net cash used in (provided by) investing activities	(16,449)	15,918

Cash flows from financing activities:
Net increase in demand deposits	8,288	3,377
Net increase in time and other deposits	5,815	3,597
Increase in advances from borrowers for taxes and insurance	88	109
Repayment of advances from Federal Home Loan Bank	(951)	(10,972)
Net decrease in repurchase agreements	(603)	(1,055)
Dividend paid on preferred stock	(230)	(230)
Dividends paid on common stock	(150)	(587)

Net cash provided by (used in) financing activities	12,257	(5,761)

Increase (decrease) in cash and cash equivalents	(401)	13,185
Cash and cash equivalents, beginning of period	48,760	60,984

Cash and cash equivalents, end of period	$48,359	74,169

Supplemental disclosures of cash flow information:
Interest paid	$1,969	2,376

Income taxes paid	$445	445

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	$1,717	602

Foreclosures and in substance foreclosures of loans during period	$633	494

Net unrealized gains (losses) on investment securities classified as available for sale	$171	(908)

Increase (decrease) in deferred tax asset related to unrealized gains on investments	($58)	309

Dividends declared and payable	$178	613

Issue of unearned restricted stock	$12	7

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2012, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2012.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2011 Consolidated Financial Statements.

(2)	INCOME (LOSS) PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income (loss) per share (“IPS”) computations for the three month periods ended March 31, 2012, and March 31, 2011. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Periods Ended
	March 31,
	2012	2011
Basic IPS:
Net income (loss) available (attributable) to common stockholders	$470,000	($2,098,000)
Average common shares outstanding	7,484,475	7,465,077

Net income (loss) per share available (attributable) to common shareholders, basic	$0.06	($0.28)

Diluted IPS:
Net income (loss) available (attributable) to common stockholders	$470,000	($2,098,000)
Average common shares outstanding	7,484,475	7,465,077
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,484,475	7,465,077

Net income (loss) per share available (attributable) to common shareholders, diluted	$0.06	($0.28)

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $27,000 for the three month period ended March 31, 2012, and $31,000 for the three month period ended March 31, 2011. The Company issued 1,556 and 764 shares of restricted stock during the three month periods ended March 31, 2012, and March 31, 2011, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at March 31, 2012:

Year Ending December 31,	Future Expense

2012	$61,193
2013	55,291
2014	27,312
2015	9,127

Total	$152,923

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

At March 31, 2012, the Company has 14 securities with unrealized losses. The carrying amount of securities and their estimated fair values at March 31, 2012, were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$191,462	3,775	(136)	195,101
Tax free municipal bonds	60,285	4,416	—	64,701
Taxable municipal bonds	12,843	1,215	—	14,058
Trust preferred securities	2,000	—	(1,007)	993
Mortgage-backed securities:
GNMA	28,954	1,421	(9)	30,366
FNMA	62,341	2,056	(90)	64,307
FHLMC	13,715	506	—	14,221
NON-AGENCY CMOs	1,921	26	(122)	1,825
AGENCY CMOs	19,536	578	—	20,114

	$393,057	13,993	(1,364)	405,686

The carrying amount of securities and their estimated fair values at December 31, 2011, was as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:	$171,141	3,511	(65)	174,587
Tax free municipal bonds	60,432	4,623	—	65,055
Taxable municipal bonds	12,846	1,059	—	13,905
Trust preferred securities	2,000	—	(1,007)	993
Mortgage-backed securities:
GNMA	30,427	1,413	(19)	31,821
FNMA	59,195	2,101	(1)	61,295
FHLMC	15,108	491	—	15,599
NON-AGENCY CMOs	2,012	7	(223)	1,796
AGENCY CMOs	18,163	568	—	18,731

	$371,324	13,773	(1,315)	383,782

The scheduled maturities of debt securities available for sale at March 31, 2012, were as follows:

March 31, 2012	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$463	$464
Due in one to five years	8,170	8,315
Due in five to ten years	34,219	35,887
Due in more than ten years	65,496	68,640

	108,348	113,306
Amortizing agency bonds	158,242	161,547
Mortgage-backed securities	126,467	130,833

Total debt securities available for sale	$393,057	$405,686

The scheduled maturities of debt securities available for sale at December 31, 2011, were as follows:

December 31, 2011	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due within one year	$461	464
Due in one to five years	6,844	6,929
Due in five to ten years	24,471	26,153
Due after ten years	72,460	75,804

	104,236	109,350
Amortizing agency bonds	142,183	145,190
Mortgage-backed securities	124,905	129,242

Total debt securities available for sale	$371,324	383,782

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2012, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$15,922	(125)	1,879	(11)	17,801	(136)
Taxable municipals	—	—	—	—	—	—
Tax free municipals	—	—	—	—	—	—
Trust preferred securities	—	—	993	(1,007)	993	(1,007)
Mortgage-backed securities:
GNMA	1,866	(9)	—	—	1,866	(9)
FNMA	6,298	(88)	80	(2)	6,378	(90)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	944	(122)	944	(122)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$24,086	(222)	3,896	(1,142)	27,982	(1,364)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2011, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$20,422	(54)	2,007	(11)	22,429	(65)
Taxable municipal bonds	—	—	—	—	—	—
Tax free municipal bonds	—	—	—	—	—	—
Trust preferred securities	—	—	993	(1,007)	993	(1,007)
Mortgage-backed securities:
GNMA	1,925	(19)	—	—	1,925	(19)
FNMA	—	—	81	(1)	81	(1)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	1,494	(223)	1,494	(223)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$22,347	(73)	4,575	(1,242)	26,922	(1,315)

At March 31, 2012, securities with a book value of approximately $134.2 million and a market value of approximately $143.0 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $2.7 million and a market value of $2.9 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $32.8 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2012, securities with a book and market value of approximately $26.5 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $19.1 million and a market value of $19.5 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2012	March 31, 2012	December 31, 2011	December 31, 2011
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$169,569	30.3%	$171,192	30.2%
Second mortgages (closed end)	6,081	1.1%	6,209	1.1%
Home equity lines of credit	37,978	6.8%	38,694	6.8%
Multi-family	34,747	6.2%	33,739	5.9%
Construction	16,289	2.9%	11,931	2.1%
Land for development	51,225	9.1%	52,338	9.2%
Farmland	37,206	6.6%	34,841	6.1%
Non-residential real estate	138,448	24.7%	148,644	26.2%

Total mortgage loans	491,543	87.7%	497,588	87.6%

Consumer loans	15,043	2.7%	15,110	2.7%
Commercial loans	53,879	9.6%	54,673	9.7%

Total other loans	68,922	12.3%	69,783	12.4%

Total loans, gross	560,465	100.0%	567,371	100.0%

Deferred loan cost, net of income	210		251

Loans held for sale	515		—

Less allowance for loan losses	10,609		11,262

Total loans	$550,581		$556,360

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At March 31, 2012, and December 31, 2011, the Bank’s non-residential real estate loan portfolio was made up of the following loan types:

	Balance March 31, 2012	Balance December 31, 2011
	(Dollars in Thousands)

Land & development	$51,225	52,338
Construction	6,174	6,151
Manufacturing	4,105	4,172
Professional and Technical	2,201	2,300
Retail Trade	11,685	12,019
Other Services	18,672	17,767
Finance & Insurance	136	141
Agricultural, Forestry, Fishing & Hunting	33,647	33,473
Real Estate and Rental and Leasing	45,145	50,770
Wholesale Trade	6,649	6,235
Arts, Entertainment & Recreation	4,159	5,309
Accomodations / Food Service	24,444	25,255
Healthcare and Social Assistance	9,958	10,140
Educational Services	28	30
Transportation & Warehousing	1,605	1,638
Information	2,566	2,646
Non-industry	3,161	3,219
Admin Support / Waste Mgmt	1,319	2,220

Total	$226,879	235,823

The allowance for loan losses totaled $10.6 million at March 31, 2012, $11.3 million at December 31, 2011, and $13.9 million at March 31, 2011. The ratio of the allowance for loan losses to total loans was 1.89% at March 31, 2012, 1.98% at December 31, 2011, and 1.70% at March 31, 2011. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	March 31, 2012	December 31, 2011	March 31, 2011
		(Dollars in Thousands)

One-to-four family mortgages	$2,294	2,074	2,178
Home equity line of credit	100	134	190
Junior lien	—	101	—
Multi-family	—	—	300
Construction	—	—	1,483
Land	5,042	1,330	851
Non-residential real estate	3,630	2,231	626
Consumer assets owned by bank	18	9	114
Commercial loans	132	254	347

Total non-accrual loans	$11,216	6,133	6,089

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended March 31, 2012:

Three month period ended March 31, 2012	Balance 12/31/2011	Charge off 2012	Recovery 2012	General Provision 2012	Specific Provision 2012	Ending Balance Period Ending March 31, 2012
		(Table in Thousands)

One-to-four family mortgages	$2,640	(122)	39	42	(400)	2,199
Home equity line of credit	408	(53)	1	31	76	463
Junior liens	277	—	1	—	13	291
Multi-family	1,201	—	—	(548)	838	1,491
Construction	139	—	—	13	(51)	101
Land	1,332	(779)		1,321	324	2,198
Non-residential real estate	3,671	(579)	100	101	(170)	3,123
Consumer loans	262	(108)	52	(10)	63	259
Commercial loans	1,332	(76)	2	(774)	—	484

	$11,262	(1,717)	195	176	693	10,609

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2011:

Year Ended December 31, 2011	Balance 12/31/2010	Charge off 2011	Recovery 2011	General Provision 2011	Specific Provision 2011	Ending Balance Year Ending 12/31/2011
		(Table in Thousands)

One-to-four family mortgages	$1,097	(758)	139	1,687	475	2,640
Home equity line of credit	212	(123)	—	245	74	408
Junior liens	146	(27)	1	79	78	277
Multi-family	2,022	(89)	—	26	(758)	1,201
Construction	657	(353)	—	(91)	(74)	139
Land	865	(308)	30	353	392	1,332
Non-residential real estate	4,025	(2,645)	84	1,114	1,093	3,671
Consumer loans	108	(371)	112	425	(12)	262
Commercial loans	698	(201)	20	305	510	1,332

	$9,830	(4,875)	386	4,143	1,778	11,262

The Company’s general provisions represent the current four quarter loss history of the Company by loan type. The loss history is weighted to place more emphasis on the most recent quarterly result and may be further adjusted for any adverse trends in the local or national markets. A negative general provision indicates that the Company’s recent loss history has improved over prior periods and that lower amounts of general provisions are necessary.

The table below presents past due and non-accrual balances at March 31, 2012, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
March 31, 2012	Performing	Past Due	Loans	Mention	Substandard	Doubful	Total
			(Dollars in Thousands)

One-to-four family mortgages	$149,583	637	2,294	7,213	9,842	—	169,569
Home equity line of credit	35,704	3	100	1,778	232	161	37,978
Junior liens	5,308	3	—	101	669	—	6,081
Multi-family	21,741	396	—	7,086	5,524	—	34,747
Construction	10,487	—	—	1,800	4,002	—	16,289
Land	17,318	1,590	5,042	7,937	19,338	—	51,225
Non-residential real estate	137,968	272	3,630	12,971	20,699	114	175,654
Consumer loans	14,538	49	18	154	284	—	15,043
Commercial loans	43,097	—	132	3,731	6,914	5	53,879

	$435,744	2,950	11,216	42,771	67,504	280	560,465

All loans listed as 30-89 days past due and non-accrual are not performing as agreed. Loans listed as special mention, substandard and doubtful are paying as agreed. However, the customer’s financial statements may indicate weaknesses in their current cash flow, the customer’s industry may be in decline due to current economic conditions, collateral values used to secure the loan may be declining, or the Company may be concerned about the customer’s future business prospects.

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

The Company’s annualized net charge off ratios for three month periods ended March 31, 2012, March 31, 2011, and the year ended December 31, 2011, were 1.08%, 0.27% and 0.71%, respectively. The ratios of allowance for loan losses to non-accrual loans at March 31, 2012, March 31, 2011, and December 31, 2011, were 94.59%, 229.00%, and 183.62% respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods ended:

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$11,262	9,830	9,830
Charge offs
One-to-four family mortgages	(122)	(758)	(227)
Home equity line of credit	(53)	(123)	—
Junior liens	—	(27)	—
Multi-family	—	(89)	—
Construction	—	(353)	(60)
Land	(579)	(308)	(148)
Non-residential real estate	(779)	(2,645)	(67)
Consumer loans	(108)	(371)	(100)
Commercial loans	(76)	(201)	—

Total charge offs	(1,717)	(4,875)	(602)

Recoveries
One-to-four family mortgages	39	139	82
Home equity line of credit	1	—	—
Junior liens	1	1	—
Multi-family	—	—	—
Construction	—	—	—
Land	100	30	—
Non-residential real estate	—	84	84
Consumer loans	52	112	32
Commercial loans	2	20	—

Total recoveries	195	386	198

Net charge offs	(1,522)	(4,489)	(404)

Provision for loan losses	869	5,921	4,518

Ending balance	$10,609	11,262	13,944

Average loan balance, gross	$562,866	638,378	592,517

Ratio of net charge offs to average outstanding loans during the period	1.08%	0.71%	0.27%

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At March 31, 2012, December 31, 2011 and March 31, 2011, the Company’s impaired loans totaled $82.2 million, $49.3 million and $67.2 million, respectively. At March 31, 2012, December 31, 2011, and March 31, 2011, the Company’s specific reserve for impaired loans totaled $4.6 million, $4.1 million and $6.6 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at March 31, 2012, were as follows:

						Specific	Allowance
						Reserve	for
March 31, 2012		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
			(Dollars in Thousands)
One-to-four family mortgages	$149,647	7,256	12,252	414	169,569	687	1,512
Home equity line of credit	35,705	1,801	242	230	37,978	110	353
Junior liens	4,931	101	1,049	—	6,081	253	38
Multi-family	21,741	7,086	5,920	—	34,747	864	627
Construction	10,487	1,800	4,002	—	16,289	27	74
Land	17,318	7,937	25,210	760	51,225	1,566	632
Non-residential real estate	137,968	12,971	24,601	114	175,654	896	2,227
Consumer loans	14,552	169	319	3	15,043	14	245
Commercial loans	43,087	3,731	6,950	111	53,879	174	310

Total	$435,436	42,852	80,545	1,632	560,465	4,591	6,018

A summary of the Company’s impaired loans and their respective reserve at December 31, 2011, were as follows:

						Specific	Allowance
						Reserve	for
December 31, 2011		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
			(Dollars in Thousands)
One-to-four family mortgages	$153,375	9,434	8,153	230	171,192	728	1,912
Home equity line of credit	36,528	1,694	233	239	38,694	131	277
Junior liens	4,778	622	809	—	6,209	180	97
Multi-family	20,715	7,073	5,951	—	33,739	26	1,175
Construction	9,943	213	1,775	—	11,931	14	125
Land	17,570	24,714	9,055	999	52,338	924	408
Non-residential real estate	142,190	25,077	16,101	117	183,485	1,374	2,297
Consumer loans	14,399	268	423	20	15,110	80	182
Commercial loans	45,509	4,009	5,034	121	54,673	623	709

Total	$445,007	73,104	47,534	1,726	567,371	4,080	7,182

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2012, were as follows:

				For the three month period ended
	At March 31, 2012			03/31/12
Impaired loans with no recorded allowance:		Unpaid		Average	Interest
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Income Recognized

One-to-four family mortgages	$8,657	8,684	—	8,684	104
Home equity line of credit	220	220	—	220	3
Junior liens	162	162	—	162	2
Multi-family	4,181	4,181	—	4,181	72
Construction	3,711	3,711	—	3,711	—
Land	18,753	19,911	—	19,911	514
Non-residential real estate	15,465	17,735	—	17,735	233
Consumer loans	65	65	—	65	2
Commercial loans	1,905	2,009	—	2,009	47

Total	$53,119	56,678	—	56,678	977

				For the three month period ended
	At March 31, 2012			03/31/12
Impaired loans with recorded allowance:		Unpaid		Average	Interest
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Income Recognized
One-to-four family mortgages	$4,009	4,009	687	4,009	50
Home equity line of credit	252	252	110	252	3
Junior liens	887	887	253	887	17
Multi-family	1,740	1,740	864	1,740	19
Construction	291	291	27	291	7
Land	7,216	7,216	1,566	7,216	100
Non-residential real estate	9,250	9,250	896	9,250	175
Consumer loans	38	38	14	38	1
Commercial loans	5,375	5,375	174	5,375	1

Total	$29,058	29,058	4,591	29,058	373

Total impaired loans	$82,177	85,736	4,591	85,736	1,350

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

•

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

•

A temporary or permanent increase in the interest rate on a loan as a result of a restructuring does not eliminate the possibility of the restructuring from being considered a concession if the new interest rate on the loan is below the market interest rate for loans of similar risk characteristics.

•

A restructuring that results in a delay in payment that is insignificant is not a concession. However, the Bank must consider a variety of factors in assessing whether a restructuring resulting in a delay in payment is insignificant.

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at March 31, 2012 and December 31, 2011, is below:

	March 31, 2012	December 31, 2011
TDR by Loan Type:	(Dollars in Thousands)

One-to-four family mortgages	$2,548	2,521
Home equity line of credit	244	—
Junior lien	—	857
Multi-family	239	—
Construction	—	—
Land	934	941
Non-residential real estate	3,114	3,367
Consumer loans	109	33
Commercial loans	1,056	125

Total TDR	$8,244	7,844

Less:
TDR in non-accrual status:
One-to-four family mortgages	(1,469)	(1,410)
Home equity line of credit	—	—
Junior lien	—	(100)
Multi-family	—	—
Construction	—	—
Land	—	—
Non-residential real estate	—	(1)
Consumer loans	—	(1)
Commercial loans	(106)	(105)

Total performing TDR	$6,669	6,227

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At March 31, 2012, December 31, 2011, and March 31, 2011, the Company had balances in real estate and other assets owned consisting of the following with other nonperforming loan information:

	March 31, 2012	December 31, 2011	March 31, 2011
		(Dollars in Thousands)

One-to-four family mortgages	$540	480	303
Multi-family	—	905	6,823
Construction	216	465	460
Land	425	248	555
Non-residential real estate	—	160	865
Consumer assets owned by bank	—	9	2

Total other assets owned	$1,181	2,267	9,008

Total non-accrual loans	$11,216	6,133	6,089

Total non-performing assets	$12,397	8,400	15,097

Non-performing asset / Total assets	1.18%	.81%	1.41%

The following is a summary of the activity in the Company’s real estate and other assets owned for the three month period ending March 31, 2012:

		Activity During 2011
	Balance 12/31/2011	Foreclosures	Sales	Reduction in Values	Gain (Loss) on Sales	Balance 3/31/2012
		(Dollars in Thousands)

One-to-four family mortgages	$480	378	(294)	(38)	14	540
Multi-family	905	—	(875)	—	(30)	—
Construction	465	—	(235)	—	(14)	216
Land	248	255	—	(59)	(19)	425
Non-residential real estate	160	—	(160)	—	—	—
Consumer assets	9	—	(9)	—	—	—

Total	$2,267	633	(1,573)	(97)	(49)	1,181

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At March 31, 2012	At December 31, 2011

Asset—investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity—trust preferred securities	$10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income

	Three Month Periods Ended March 31,
	2012	2011

Income—interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$96	88

Net income	$96	88

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2011	$10,000	310	—	10,310
Net income	—	—	96	96
Dividends:
Trust preferred securities	—	—	(93)	(93)
Common paid to HopFed Bancorp, Inc.	—	—	(3)	(3)

Ending balances, March 31, 2012	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2012 Description	Total carrying value in the consolidated balance sheet at March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$405,686	—	404,693	993
Bank owned life insurance	9,214	—	9,214	—

Liabilities
Interest rate swap	1,247	—	1,247	—

December 31, 2011 Description	Total carrying value in the consolidated balance sheet at December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$383,782	—	382,789	993
Bank owned life insurance	9,135	—	9,135	—

Liabilities
Interest rate swap	1,297	—	1,297	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2012:

March 31, 2012 Description	Total carrying value in the consolidated balance sheet at March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Real estate owned	$1,181	—	—	$1,181

Impaired loans, net of reserve of $4,591	$77,586	—	—	$77,586

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2011:

December 31, 2011 Description	Total carrying value in the consolidated balance sheet at December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Real estate owned	$2,258	—	—	$2,258
Other assets owned	9	—	—	9
Impaired loans, net of reserve of $4,080	$45,180	—	—	$45,180

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the three month periods ended March 31, 2012, and March 31, 2011, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2012		2011
Three month period ended March 31,	Available for Sale Securities	Liabilities	Available for Sale Securities	Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$993	—	$1,277	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at March 31,		—	(38)	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, March 31,	$993	—	$1,239	—

The estimated fair values of financial instruments were as follows at March 31, 2012:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$37,887	37,887
Interest-earning deposits in Federal Home Loan Bank	10,472	10,472
Securities available for sale	405,686	405,686
Federal Home Loan Bank stock	4,428	4,428
Loans receivable	550,581	582,761
Bank owned life insurance	9,214	9,214
Accrued interest receivable	5,328	5,328
Financial liabilities:
Deposits	814,198	824,812
Advances from borrowers for taxes and insurance	241	241
Advances from Federal Home Loan Bank	62,368	67,462
Repurchase agreements	42,477	44,221
Subordinated debentures	10,310	10,096
Accrued interest payable	1,210	1,210
Market loss on value of interest rate swap	1,247	1,247
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

The estimated fair values of financial instruments were as follows at December 31, 2011:

	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$44,389	44,389
Interest-earning deposits in Federal Home Loan Bank	4,371	4,371
Securities available for sale	383,782	383,782
Federal Home Loan Bank stock	4,428	4,428
Loans receivable	556,360	585,734
Bank owned life insurance	9,135	9,135
Accrued interest receivable	6,183	6,183
Financial liabilities:
Deposits	800,095	811,415
Advances from borrowers for taxes and insurance	153	153
Advances from Federal Home Loan Bank	63,319	69,206
Repurchase agreements	43,080	44,969
Subordinated debentures	10,310	10,099
Accrued interest payable	1,254	1,254
Market loss on value of interest rate swap	1,297	1,297
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—

(9)	ISSUANCE OF PREFERRED SHARES

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

On September 22, 2010, and September 21, 2011, the Board of Directors declared a 2% common stock dividend to be paid to shareholders of record on September 30, 2010 and October 3, 2011, respectively. As a result of the common stock dividends, total shares outstanding increased by 143,458 at September 30, 2011, and 146,485 on October 3, 2011. In addition, the Company is obligated to adjust the number and strike price of warrants issued to the United States Treasury under the Capital Purchase Program. At May 10, 2012, the warrant balance is 253,666 shares and the warrant strike price is $10.88.

(10)	STOCK OPTIONS

At March 31, 2012, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At March 31, 2012, the Company can no longer issue options under this plan. The remaining 31,212 options are fully vested and outstanding until their maturity date. At March 31, 2012, the strike price of outstanding options exceeds the current market price of HopFed Bancorp, Inc. stock.

The following is a summary of stock options outstanding at March 31, 2012:

Exercise Price	Weighted Average Remaining Life (Years)	Outstanding Options

$11.85	0.4	10,404
16.67	2.2	20,808

$15.06	1.6	31,212

(11)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three month period ended March 31, 2012, or the year ended December 31, 2011.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At March 31, 2012, and December 31, 2011, the cost of the Bank to terminate the cash flow hedge was approximately $1,247,000 and $1,297,000, respectively.

(12)	REGULATORY AGREEMENT

On April 30, 2010, the Company and the Bank, each entered into an informal Memorandum of Understanding (MOU) with its primary regulator at that time, the Office of Thrift Supervision (OTS). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or to receive a cash dividend from the Bank. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 8.00% and a Total Risk Based Capital Ratio of 12.00%. At March 31, 2012, the Bank’s Tier 1 Ratio was 10.05% and its Total Risk Based Capital was 18.56%.

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

The Bank is subject to various regulatory capital requirements now administered by the Office of the Comptroller of the Currency as successor to the OTS (see discussion above regarding “Regulatory Changes”). Failure to meet minimum capital requirements can result in certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct and material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(14)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20 which temporarily delays the effective date of the disclosures about troubled debt restructuring in ASU 2010-20. This delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating when a credit restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrowers interest cost as a factor in determining whether the lender has granted a concession to the borrower, and added factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 ends the FASB’s deferral of additional disclosures about troubled debt restructuring as required by ASU 2010-20. The provisions of ASU 2011-02 were effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements of income, condition and cash flow.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States of America generally accepted accounting principles (U.S. GAAP) and international Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide consistent definition of the fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was effective for reporting periods ending after March 30, 2012, and was applied prospectively. The implementation of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements of income, condition and cash flow.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. The effective date of this pronouncement is December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements of income, condition, equity and cash flow.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting until is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective on January 1, 2012. The implementation of ASU 2011-8 did not have a material impact on the Company’s consolidated financial statements of income, condition and cash flow.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2012, and December 31, 2011, and for the three month periods ended March 31, 2012, and March 31, 2011, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2011 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2012, and December 31, 2011

At March 31, 2012, total assets increased $13.5 million, to $1.05 billion, as compared to December 31, 2011 due to higher deposit levels. Securities available for sale increased from $383.8 million at December 31, 2011, to $405.7 million at March 31, 2012. At March 31, 2012, and December 31, 2011, securities classified as “available for sale” had an amortized cost of $393.1 million and $371.3 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2011 and March 31, 2012. Total Federal Home Loan Bank “FHLB” borrowings declined $951,000, from $63.3 million at December 31, 2011, to $62.4 million at March 31, 2012. Total repurchase balances decreased from 43.1 million at December 31, 2011, to $42.5 million at March 31, 2012.

Net loans totaled $550.1 million and $556.4 million at March 31, 2012, and December 31, 2011, respectively. Loan demand is weak for consumer, agricultural and commercial loan products. Given the current weakness in the economy, the Company remains highly selective in both its underwriting standards and types of loans being originated.

The Company’s net loan balances are also adversely affected by the presence of a Memorandum of Understanding and Agreement (MOU) between the Office of the Comptroller of the Currency (“OCC”) and our Bank subsidiary. In addition, the Company’s operation is affected by the presence of a MOU between the holding company and the Federal Reserve Bank (FED).

At March 31, 2012, deposits increased to $814.2 million from $800.1 million at December 31, 2011, despite a $15.5 million reduction in time deposits. At March 31, 2012, non-interest checking account balances increased to $87.8 million, or 10.8% of total deposits. For the period ended March 31, 2012, interest bearing checking accounts and savings and money market accounts increased by $16.6 million and $4.8 million, respectively, as compared to December 31, 2011. The average cost of all deposits during the three month periods ended March 31, 2012, December 31, 2011, and March 31, 2011, was 1.42%, 1.50% and 1.86%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given weak loan demand and poor investment alternatives, the Company has chosen to reduce its balances of higher costing time deposits.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2012 and 2011.

Net Income. The Company’s net income available to common shareholders was $470,000 for the three month period ended March 31, 2012, as compared to a net loss attributable to common shareholders of $2.1 million for the three month period ended March 31, 2011. The Company’s results for the three month period ended March 31, 2011, were negatively affected by a $4.5 million provision for loan loss expense.

Net Interest Income. Net interest income for the three month period ended March 31, 2012, was $6.9 million, compared to $6.8 million for the three month period ended March 31, 2011. The modest increase in net interest income for the three months ended March 31, 2012, as compared to March 31, 2011, was due to a $38.9 million decline in the average balance of interest bearing deposits and a $10.4 million increase in the average balance of non-interest bearing deposits. As a result in the changes in the Company’s deposits, our average cost of all deposits declined from 1.86% for the three month period ended March 31, 2011, to 1.42% for the three month period ending March 31, 2012, resulting in a $1.0 million decline in interest expense on deposits.

For the three months ended March 31, 2012, the average yield on loans was 5.66%, as compared to 5.73% for the three month period ended March 31, 2011. For the three month period ended March 31, 2012, income on taxable securities declined to $2.4 million, from $2.7 million for the three month period ended March 31, 2011. For the three month period ended March 31, 2012, the average balance of taxable securities increased by $32.5 million as compared to the three month period ended March 31, 2011 while the average balance of tax free securities declined by $1.7 million over the same period.

For the three month period ending March 31, 2012, the yield on taxable securities was 2.88%, compared to 3.62% for the three-month period ended March 31, 2011. The decline in yields on taxable securities is the result of lower available yields on currently available investments as well as a decision by management to increase the portfolio’s allocation of adjustable rate securities.

For the three month period ending March 31, 2012, the tax equivalent yield on tax free securities was 5.15%, compared to 5.32% for the three-month period ended March 31, 2011. The yield on tax free securities has held relatively constant due to the relative stability in both the size and composition of the portfolio. Furthermore, lower yields on new purchases can be partially offset by a lower cost of funds, reducing the Company’s TEFRA tax effect.

For the three month periods ended March 31, 2012 and March 31, 2011, the Company’s cost of interest bearing liabilities was 1.83% and 2.22%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates At March 31, 2012, and March 31, 2011, the Company’s net interest margin was 2.98% and 2.94%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended March 31, 2012, and March 31, 2011. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $271,000 for March 31, 2012, and $284,000 for March 31, 2011, for a tax equivalent rate using a cost of funds rate of 2.00% for March 31, 2012, and 2.25% for March 31, 2011. The table adjusts tax-free loan income by $6,000 for March 31, 2012, and $9,000 for March 31, 2011, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 3/31/2012	Income and Expense 3/31/2012	Average Rates 3/31/2012	Average Balance 3/31/2011	Income and Expense 3/31/2011	Average Rates 3/31/2011
		(Table Amounts in Thousands, Except Percentages)
Loans	$551,579	7,807	5.66%	$592,517	8,491	5.73%
Investments AFS taxable	329,819	2,375	2.88%	297,358	2,690	3.62%
Investment AFS tax free	65,669	846	5.15%	67,368	895	5.32%
Federal funds	11,911	8	0.27%	6,771	4	0.24%

Total interest earning assets	958,978	11,036	4.60%	964,014	12,080	5.01%

Other assets	94,246			121,659

Total assets	$1,053,224			$1,085,673

Interest bearing checking	143,858	294	0.82%	143,644	444	1.24%
Saving / MMDA	72,434	33	0.18%	66,708	55	0.33%
Retail time deposits	457,461	2,289	2.00%	467,196	2,890	2.47%
Brokered deposits	57,345	268	1.87%	92,406	516	2.23%
FHLB borrowings	62,969	573	3.64%	76,566	694	3.63%
Repurchase agreements	44,043	248	2.25%	40,631	205	2.02%
Subordinated debentures	10,310	187	7.26%	10,310	185	7.18%

Total interest bearing liabilities	848,420	3,892	1.83%	897,461	4,989	2.22%

Non-interest bearing deposits	80,503			70,150
Other liabilities	5,164			6,004

Stockholders’ equity	119,137			112,058

Total liabilities and stockholders’ equity	$1,053,224			$1,085,673

Net change in interest earning assets and interest bearing liabilities		7,144	2.77%		7,091	2.79%

Net yield on interest earning assets		2.98%			2.94%

Interest Income. For the three month periods ended March 31, 2012, and March 31, 2011, the Company’s total interest income was $10.8 million and $11.8 million, respectively. As the Company’s loan demand has slowed down, we continue to have a greater dependency on investment income. The average balance of loans receivable declined from $592.5 million for the three months ended March 31, 2011, to $551.6 million for the three month period ended March 31, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 107.42% for the three months ended March 31, 2011, to 113.03% for the three months ended March 31, 2012.

Interest Expense. Interest expense declined approximately $1.1 million for the three months ended March 31, 2012, as compared to March 31, 2011. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 2.47% for the three month period ended March 31, 2011, to 2.00% for the three months ended March 31, 2012. Over the same period, the average balance of interest bearing retail time deposits declined $9.7 million, from $467.2 million for the three months ended March 31, 2011, to $457.5 million for the three months ended March 31, 2012.

The average cost of brokered deposits declined from 2.23% for the three months ended March 31, 2011, to 1.87% for the three months ended March 31, 2012. Over the same period, the average balance of brokered deposits declined $35.1 million to $57.3 million for the three month period ended March 31, 2012. For the three month period ended March 31, 2012, the Company’s total cost of deposits was 1.42% as compared to 1.86% for the three month period ended March 31, 2011.

The average balance of funds borrowed from the FHLB declined $13.6 million, from $76.6 million for the three months ended March 31, 2011, to $63.0 million for the three month period ended March 31, 2012. The average cost of borrowed funds from the FHLB was 3.63% for the three months ended March 31, 2011 and 3.64% for the three months ended March 31, 2012. The average balance of repurchase agreements increased from $40.6 million for the three months ended March 31, 2011, to $44.0 million for the three months ended March 31, 2012. The average cost of repurchase agreements increased from 2.02% for the three months ended March 31, 2011, to 2.25% for the three months ended March 31, 2012.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $869,000 in provision for loan loss was required for the three months ended March 31, 2012, compared to a $4.5 million in provision for loan loss expense for the three months ended March 31, 2011.

Non-Interest Income. There was a $448,000 decline in non-interest income in the three months ended March 31, 2012, as compared to the same period in 2011. The decline in non-interest income was largely the result of a $677,000 decline in gains realized on the sale of investments as management declined to harvest investment gains due to continued weak loan demand. For the three month period ended March 31, 2012, the Company earned $203,000 in mortgage origination income as compared to $72,000 during the three month period ended March 31, 2011. With the exception of security gains, the Company has experienced positive trends in most non-interest income categories.

Non-Interest Expenses. There was a $350,000 decline in total non-interest expenses in the three-month period ended March 31, 2012, as compared to the same period in 2011. The most significant change in non-interest expenses for the three month period ended March 31, 2012, was a $362,000 decline in losses incurred on the sale of other real estate owned as compared to the same three month period in 2011. This expense has declined due to the Company’s continued success in reducing the balance of other real estate owned.

For the three months ended March 31, 2012, salaries and benefits expense increased by $181,000 over the three month period ended March 31, 2011. For the three month period ended March 31, 2012, no other operating expenses increased by more than $100,000 as compared to the three month period ended March 31, 2011.

Income Taxes. The effective tax rate for the three-month periods ending March 31, 2012 was 10.9% as compared to a tax benefit of 34% for the three month period ended March 31, 2011. The Company’s income tax rate remains low due to the amount of tax free income as well as a relatively low level of pre-tax income.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. In the past, the Company has been required to seek approval from the Office of Thrift Supervision prior to the declaration of a dividend to common shareholders. Currently, we are required to seek approval for each cash common dividend payment to the Federal Reserve Bank.

As discussed in Note 12 of Notes to Unaudited Consolidated Condensed Financial Statements section of this report, the Bank may not increase the amount of brokered deposits above $104.0 million without prior written approval from the Office of Comptroller of the Currency. The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its statement of income.

At March 31, 2012, the Bank’s brokered deposits consisted of the following:

Date Of Issue	Interest Rate	Current Balance	Next Maturity Date
9/29/2010	0.60%	$2,076,000	6/30/2012
7/1/2011	0.25%	$4,000,000	7/1/2012
10/16/2009	2.30%	$3,011,000	10/16/2012
3/3/2010	1.75%	$2,032,000	3/4/2013
1/22/2010	2.20%	$3,092,000	7/22/2013
3/2/2010	2.00%	$3,204,000	9/2/2013
9/22/2010	1.15%	$2,144,000	3/22/2014
8/19/2010	2.12%	$2,032,136	8/13/2013
7/1/2011	1.00%	$3,000,000	5/1/2014
8/11/2009	3.00%	$5,095,000	8/11/2014
7/26/2010	1.25%	$4,093,000	7/26/2015	(1)
12/21/2010	1.70%	$805,000	12/21/2015
7/1/2011	2.00%	$3,052,000	1/1/2016
1/3/2011	1.00%	$1,874,000	1/3/2016	(1)
3/17/2011	2.25%	$1,500,000	3/17/2016
10/13/2011	1.35%	$2,090,704	10/13/2016	(1)
3/9/2012	1.00%	$3,044,000	12/9/2016	(1)
9/22/2011	1.00%	$2,127,000	9/22/2017	(1)
9/22/2010	1.25%	$2,372,000	9/22/2020	(1)
10/6/2010	1.25%	$540,000	10/6/2020	(1)

Total		$51,183,840

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2012, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2012:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Tangible Capital	$121,036	11.65%	$104,112	10.05%

Core Capital	$121,036	20.10%	$104,112	17.30%

Risk Based Capital	$128,597	21.35%	$111,673	18.56%

At March 31, 2012, the Bank had outstanding commitments to originate loans totaling $35.2 million and undisbursed commitments on loans outstanding of $52.8 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from March 31, 2012, totaled $227.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2012, the Bank has pledged all eligible 1-4 family first mortgages, home equity lines of credit and non-residential real estate loans that may be pledged under this agreement.

At March 31, 2012, the Bank has outstanding borrowings of $62.4 million from the FHLB with maturities ranging from nine month to seven years. A schedule of FHLB borrowings at March 31, 2012, is provided below:

Outstanding Balance	Rate	Maturity	Note
	(Dollars in thousands)
$5,000	1.82%	12/16/12
1,612	3.30%	06/01/13	Monthly Principal Payments
5,000	2.32%	12/30/13
584	3.19%	04/14/14	Monthly Principal Payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
14,172	3.13%	01/01/19	Monthly Principal Payments

$62,368	3.64%	4.8 years	Weighted average life

At March 31, 2012, the Bank had $52.3 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million and $8 million in overnight borrowing capacity from the Company’s correspondent bank.

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

At March 31, 2012, the Company had the following off-balance sheet commitments (in thousands):

March 31, 2012
Standby letters of credit	$832
Unused home equity lines of credit	$30,475
Unused commercial lines of credit	$52,839
Commitments to originate loans	$35,189

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2012, will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at March 31, 2012, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at March 31, 2012, for the twelve month period ending March 31, 2013, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$27,525	$27,971	$28,297	$28,697	$29,246

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2012.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2012, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2012, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of March 31, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2012 and 2011(unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 11, 2012	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 11, 2012	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer