Form 10-Q
period 2012-06-30
HOPFED BANCORP INC
filed 2012-08-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, the Registrant had outstanding 7,502,812 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PAGE
PART I. FINANCIAL INFORMATION
The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:
Item 1. Financial Statements
Consolidated Condensed Statements of Financial Condition as of June 30, 2012 (unaudited) and December 31, 2011	2

Consolidated Condensed Statements of Income (Loss) for the Three and Six-Month Periods Ended June 30, 2012, and June 30, 2011 (unaudited)	4

Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three-Month and Six-Month Periods Ended June 30, 2012 and June 30, 2011 (unaudited)	6

Consolidated Condensed Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2012 (unaudited)	7

Consolidated Condensed Statements of Cash Flows for the Six-Month Periods Ended June 30, 2012, and June 30, 2011 (unaudited)	8

Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	54

PART II OTHER INFORMATION
Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	55

Item 4. Mine Safety Disclosure	55

Item 5. Other Information	55

Item 6. Exhibits	56

SIGNATURES	57

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$37,300	44,389
Interest-earning deposits in Federal Home Loan Bank	7,433	4,371

Cash and cash equivalents	44,733	48,760
Federal Home Loan Bank stock	4,428	4,428
Securities available for sale	391,782	383,782
Loans held for sale	130	—
Loans receivable, net of allowance for loan losses of $10,568 at June 30, 2012, and $11,262 at December 31, 2011	540,303	556,360
Accrued interest receivable	5,374	6,183
Real estate and other assets owned	1,348	2,267
Bank owned life insurance	9,293	9,135
Premises and equipment, net	22,935	23,431
Deferred tax assets	—	1,132
Intangible asset	389	519
Other assets	5,371	4,823

Total assets	$1,026,086	1,040,820

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$83,938	79,550
Interest-bearing accounts:
NOW accounts	139,614	130,114
Savings and money market accounts	74,946	70,443
Other time deposits	487,411	519,988

Total deposits	785,909	800,095

Advances from Federal Home Loan Bank	64,484	63,319
Repurchase agreements	37,732	43,080
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	547	153
Dividends payable	179	176
Deferred tax liability	62
Accrued expenses and other liabilities	5,477	5,204

Total liabilities	904,700	922,337

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at June 30, 2012, and December 31, 2011	$—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,905,728 issued and 7,502,812 outstanding at June 30, 2012, and 7,895,336 issued and 7,492,420 outstanding at December 31, 2011	79	79
Common stock warrants (253,666 issued and outstanding)	556	556
Additional paid-in-capital	76,077	75,967
Retained earnings-substantially restricted	40,662	39,591
Treasury stock (at cost, 402,916 shares at June 30, 2012, and December 31, 2011)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	9,088	7,366

Total stockholders’ equity	121,386	118,483

Total liabilities and stockholders’ equity	$1,026,086	1,040,820

The consolidated condensed statement of financial condition at December 31, 2011, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2012	2011	2012	2011

Interest and dividend income:
Loans receivable	$7,413	8,440	15,214	16,922
Investment in securities, taxable	2,434	2,732	4,809	5,422
Nontaxable securities available for sale	547	590	1,122	1,201
Interest-earning deposits	6	4	14	8

Total interest and dividend income	10,400	11,766	21,159	23,553

Interest expense:
Deposits	2,755	3,731	5,639	7,636
Advances from Federal Home Loan Bank	565	627	1,138	1,321
Repurchase agreements	237	225	485	430
Subordinated debentures	181	180	368	365

Total interest expense	3,738	4,763	7,630	9,752

Net interest income	6,662	7,003	13,529	13,801
Provision for loan losses	400	452	1,269	4,970

Net interest income after provision for loan losses	6,262	6,551	12,260	8,831

Non-interest income:
Service charges	973	952	1,911	1,808
Merchant card income	212	195	408	377
Mortgage origination revenue	263	58	466	130
Gain on sale of securities	630	329	674	1,050
Other than temporarily impairment on available for sale securities	—	—	—	(14)
Income from bank owned life insurance	79	76	158	165
Financial services commission	271	232	498	419
Other operating income	211	276	441	548

Total non-interest income	2,639	2,118	4,556	4,483

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,

	2012	2011	2012	2011
Non-interest expenses:
Salaries and benefits	$3,561	3,352	7,068	6,678
Occupancy expense	884	797	1,739	1,585
Data processing expense	627	716	1,252	1,403
State deposit tax	162	157	324	325
Intangible amortization expense	65	81	130	162
Professional services expense	498	378	886	693
Deposit insurance and examination expense	434	567	853	1,159
Advertising expense	324	328	628	607
Postage and communications expense	157	133	298	281
Supplies expense	105	102	216	198
Loss on disposal of equipment	2	2	8	140
Loss on sale of real estate owned	72	563	219	1,072
Real estate owned expenses	25	127	71	200
Other operating expenses	523	133	846	382

Total non-interest expense	7,439	7,436	14,538	14,885

Income (loss) before income tax expense	1,462	1,233	2,278	(1,571)
Income tax expense (benefit)	300	426	389	(534)

Net income (loss)	1,162	807	1,889	(1,037)

Less:
Dividend on preferred shares	231	229	460	456
Accretion dividend on preferred shares	28	28	56	55

Net income (loss) available to (attibutable to) common shareholders	$903	550	1,373	(1,548)

Net income (loss) available to (attibutable to) common shareholders
Per share, basic	$0.12	0.07	0.18	(0.21)

Per share, diluted	$0.12	0.07	0.18	(0.21)

Dividend per share	$0.02	0.08	0.04	0.16

Weighted average shares outstanding - basic (a)	7,485,283	7,467,438	7,484,498	7,465,539

Weighted average shares outstanding - diluted (a)	7,485,283	7,467,438	7,484,498	7,465,539

(a)	Weighted average shares have been adjusted to reflect a 2% stock dividend on October 18, 2011

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$1,162	807	1,889	(1,037)

Other comprehensive income, net of tax:

Unrealized gain on investment securities available for sale, net of tax effect of ($1,023) and $(1,646) for the three months ended June 30, 2012, and June 30, 2011, respectively; and ($1,096) and ($1,583) for the six months ended June 30, 2012, and June 30, 2011, respectively	1,985	3,195	2,127	3,072

Unrealized gain (loss) on derivatives, net of tax effect of ($3) and $62 for the three month periods ending June 30, 2012 and June 30, 2011, respectively; and ($20) and $20 for the six months ended June 30, 2012, and June 30, 2011, respectively.	7	(118)	40	(39)

Reclassification adjustment for gains included in net income (loss), net of tax effect of $214 and $112 for the three month periods ended June 30, 2012, and June 30, 2011, respectively: and $229 and $357 for the six month periods ended June 30, 2012, and June 30, 2011, respectively.	(416)	(217)	(445)	(693)

Comprehensive income	$2,738	3,667	3,611	1,303

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2012

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares			Common	Additional			Accumulated Other	Total
	Common Stock	Preferred Stock	Common Stock	Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income	Stockholders Equity
Balance at December 31, 2011	7,492,420	18,400	$79	556	75,967	39,591	(5,076)	7,366	118,483

Restricted stock awards	10,392	—	—	—	—	—	—	—	—

Consolidated net income	—	—	—	—	—	1,889	—	—	1,889

Compensation expense, restricted stock awards	—	—	—	—	54	—	—	—	54

Net change in unrealized gain on securities available for sale, net of income taxes of $866	—	—	—	—	—	—	—	1,682	1,682

Net change in unrealized loss on derivatives, net of income taxes of $20	—	—	—	—	—	—	—	40	40

Cash dividend to preferred stockholder	—	—	—	—	—	(460)	—	—	(460)

Accretion of preferred stock discount	—	—	—	—	56	(56)	—	—	—

Cash dividend to common stockholders	—	—	—	—	—	(302)	—	—	(302)

Balance June 30, 2012	7,502,812	18,400	$79	556	76,077	40,662	(5,076)	9,088	121,386

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Periods Ended June 30,
	2012	2011
Cash flows from operating activities:
Net cash provided by operating activities	$5,980	4,490

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	85,553	82,995
Purchase of securities available for sale	(92,013)	(88,359)
Net decrease in loans	13,915	20,506
Purchase of Federal Home Loan Bank stock	—	(50)
Proceeds from sale of foreclosed assets	1,573	1,688
Purchase of premises and equipment	(301)	(363)

Net cash provided by investing activities	8,727	16,417

Cash flows from financing activities:
Net increase in demand deposits	4,388	1,440
Net decrease in time and other deposits	(18,574)	(11,132)
Increase in advances from borrowers for taxes and insurance	394	264
Advances from Federal Home Loan Bank	3,000	—
Repayment of advances from Federal Home Loan Bank	(1,835)	(11,836)
Net increase (decrease) in repurchase agreements	(5,348)	1,576
Dividend paid on preferred stock	(460)	(460)
Dividends paid on common stock	(299)	(1,174)

Net cash used in financing activities	(18,734)	(21,322)

Decrease in cash and cash equivalents	(4,027)	(415)
Cash and cash equivalents, beginning of period	48,760	60,984

Cash and cash equivalents, end of period	$44,733	60,569

Supplemental disclosures of cash flow information:
Interest paid	$3,525	4,955

Income taxes paid	$990	895

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	$2,428	1,381

Foreclosures and in substance foreclosures of loans during period	$873	2,996

Net unrealized gains on investment securities classified as available for sale	$2,548	3,604

Increase in deferred tax liability related to unrealized gains on investments	($866)	(1,226)

Dividends declared and payable	$150	588

Issue of unearned restricted stock	$74	83

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and six month periods ended June 30, 2012, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2012.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2011, Consolidated Financial Statements.

(2)	INCOME (LOSS) PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income (loss) per share (“IPS”) computations for the three and six month periods ended June 30, 2012, and June 30, 2011. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Periods Ended
	June 30,
	2012	2011
Basic IPS:
Net income available to common stockholders	$903,000	$550,000
Average common shares outstanding	7,485,283	7,467,438

Net income per share available to common shareholders, basic	$0.12	$0.07

Diluted IPS:
Net income available to common stockholders	$903,000	$550,000
Average common shares outstanding	7,485,283	7,467,438
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,485,283	7,467,438

Net income per share available to common shareholders, diluted	$0.12	$0.07

	Six Month Periods Ended
	June 30,
	2012	2011
Basic IPS:
Net income (loss) available (attributable) to common stockholders	$1,373,000	($1,548,000)
Average common shares outstanding	7,484,498	7,465,539

Net income (loss) per share available (attributable) to common shareholders, basic	$0.18	($0.21)

Diluted IPS:
Net income (loss) available (attributable) to common stockholders	$1,373,000	($1,548,000)
Average common shares outstanding	7,484,498	7,465,539
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,484,498	7,465,539

Net income (loss) per share available (attributable) to common shareholders, diluted	$0.18	($0.21)

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $27,000 and $54,000 for the three and six month periods month period ended June 30, 2012, respectively, and $31,000 and $61,000 for the three and six month period ended June 30, 2011, respectively. The Company issued 8,826 and 10,392 shares of restricted stock during the three and six month periods ended June 30, 2012, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at June 30, 2012:

Year Ending December 31,	Future Expense

2012	$44,741
2013	73,739
2014	45,760
2015	27,575
2016	7,797

Total	$199,612

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

At June 30, 2012, the Company has 12 securities with unrealized losses. The amortized cost of securities and their estimated fair values at June 30, 2012, were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$165,194	4,494	(64)	169,624
Tax free municipal bonds	64,405	5,097	(1)	69,501
Taxable municipal bonds	12,650	1,358	—	14,008
Trust preferred securities	2,000	—	(578)	1,422
Mortgage-backed securities:
GNMA	27,601	1,531	(6)	29,126
FNMA	70,167	2,438	—	72,605
FHLMC	10,078	288	—	10,366
NON-AGENCY CMOs	6,972	20	(136)	6,856
AGENCY CMOs	17,708	566	—	18,274

	$376,775	15,792	(785)	391,782

The amortized cost of securities and their estimated fair values at December 31, 2011, was as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:	$171,141	3,511	(65)	174,587
Tax free municipal bonds	60,432	4,623	—	65,055
Taxable municipal bonds	12,846	1,059	—	13,905
Trust preferred securities	2,000	—	(1,007)	993
Mortgage-backed securities:
GNMA	30,427	1,413	(19)	31,821
FNMA	59,195	2,101	(1)	61,295
FHLMC	15,108	491	—	15,599
NON-AGENCY CMOs	2,012	7	(223)	1,796
AGENCY CMOs	18,163	568	—	18,731

	$371,324	13,773	(1,315)	383,782

The scheduled maturities of debt securities available for sale at June 30, 2012, were as follows:

June 30, 2012	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$834	$838
Due in one to five years	9,344	9,513
Due in five to ten years	24,962	26,965
Due in more than ten years	54,168	58,090

	89,308	95,406
Amortizing agency bonds	154,941	159,149
Mortgage-backed securities	132,526	137,227

Total debt securities available for sale	$376,775	$391,782

The scheduled maturities of debt securities available for sale at December 31, 2011, were as follows:

December 31, 2011	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due within one year	$461	464
Due in one to five years	6,844	6,929
Due in five to ten years	24,471	26,153
Due after ten years	72,460	75,804

	104,236	109,350
Amortizing agency bonds	142,183	145,190
Mortgage-backed securities	124,905	129,242

Total debt securities available for sale	$371,324	383,782

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2012, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
			(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$10,464	(64)	—	—	10,464	(64)
Taxable municipals	—	—	—	—	—	—
Tax free municipals	834	(1)	—	—	834	(1)
Trust preferred securities	—	—	1,422	(578)	1,422	(578)
Mortgage-backed securities:
GNMA	1,708	(6)	—	—	1,708	(6)
FNMA	—	—	—	—	—	—
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	3,120	(12)	857	(124)	3,977	(136)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$16,126	(83)	2,279	(702)	18,405	(785)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2011, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$20,422	(54)	2,007	(11)	22,429	(65)
Taxable municipal bonds	—	—	—	—	—	—
Tax free municipal bonds	—	—	—	—	—	—
Trust preferred securities	—	—	993	(1,007)	993	(1,007)
Mortgage-backed securities:
GNMA	1,925	(19)	—	—	1,925	(19)
FNMA	—	—	81	(1)	81	(1)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	1,494	(223)	1,494	(223)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$22,347	(73)	4,575	(1,242)	26,922	(1,315)

At June 30, 2012, securities with a book value of approximately $119.0 million and a market value of approximately $128.2 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $1.5 million and a market value of $1.6 million are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $15.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At June 30, 2012, securities with a book and market value of approximately $21.7 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $19.0 million and a market value of $19.4 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$167,617	30.5%	$171,192	30.2%
Second mortgages (closed end)	5,562	1.0%	6,209	1.1%
Home equity lines of credit	38,185	6.9%	38,694	6.8%
Multi-family	32,605	5.9%	33,739	5.9%
Construction	15,272	2.8%	11,931	2.1%
Land for development	49,903	9.1%	52,338	9.2%
Farmland	37,655	6.8%	34,841	6.1%
Non-residential real estate	133,877	24.3%	148,644	26.2%

Total mortgage loans	480,676	87.3%	497,588	87.6%

Consumer loans	14,404	2.6%	15,110	2.7%
Commercial loans	55,608	10.1%	54,673	9.7%

Total other loans	70,012	12.7%	69,783	12.4%

Total loans, gross	550,688	100.0%	567,371	100.0%

Deferred loan cost, net of income	183		251

Less allowance for loan losses	10,568		11,262

Total loans	$540,303		$556,360

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At June 30, 2012, and December 31, 2011, the Bank’s non-residential real estate, land for development and farmland loan portfolio was made up of the following loan types:

	Balance June 30, 2012	Balance December 31, 2011
	(Dollars in Thousands)

Land & development	$49,903	52,338
Construction	5,432	6,151
Manufacturing	3,945	4,172
Professional and Technical	2,113	2,300
Retail Trade	11,115	12,019
Other Services	18,643	17,767
Finance & Insurance	81	141
Agricultural, Forestry, Fishing & Hunting	37,750	33,473
Real Estate and Rental and Leasing	47,488	50,770
Wholesale Trade	5,867	6,235
Arts, Entertainment & Recreation	3,600	5,309
Accomodations / Food Service	23,397	25,255
Healthcare and Social Assistance	3,942	10,140
Educational Services	26	30
Transportation & Warehousing	1,511	1,638
Information	2,491	2,646
Non-industry	3,103	3,219
Admin Support / Waste Mgmt	1,028	2,220

Total	$221,435	235,823

The allowance for loan losses totaled $10.6 million at June 30, 2012, $11.3 million at December 31, 2011, and $13.7 million at June 30, 2011. The ratio of the allowance for loan losses to total loans was 1.92% at June 30, 2012, 1.98% at December 31, 2011, and 2.34% at June 30, 2011. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in Thousands)

One-to-four family mortgages	$2,577	2,074	2,178
Home equity line of credit	91	134	190
Junior lien	107	101	—
Multi-family	190	—	300
Construction	—	—	1,483
Land	4,290	1,330	851
Non-residential real estate	4,000	2,231	626
Farmland	727	—	—
Consumer loans	16	9	114
Commercial loans	121	254	347

Total non-accrual loans	$12,119	6,133	6,089

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended June 30, 2012:

Six month period ended June 30, 2012	Balance 12/31/2011	Charge off 2012	Recovery 2012	General Provision 2012	Specific Provision 2012	Ending Balance Period Ending 06/30/12
	(Table in Thousands)

One-to-four family mortgages	$2,640	(264)	43	70	(174)	2,315
Home equity line of credit	408	(53)	3	(43)	71	386
Junior liens	277	(1)	2	(181)	(50)	47
Multi-family	1,201	(416)	—	1,057	(681)	1,161
Construction	139	—	—	(14)	13	138
Land	1,332	(779)	234	846	434	2,067
Non-residential real estate	3,671	(579)	100	58	204	3,454
Consumer loans	262	(130)	79	103	52	366
Commercial loans	1,332	(206)	4	(281)	(215)	634

	$11,262	(2,428)	465	1,615	(346)	10,568

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

The table below presents past due and non-accrual balances at June 30, 2012, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
June 30, 2012	Performing	Past Due	Loans	Mention	Substandard	Doubful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$155,776	887	2,577	2,251	6,126	—	167,617
Home equity line of credit	35,550	21	91	1,542	981	—	38,185
Junior liens	4,623	30	107	424	378	—	5,562
Multi-family	19,560	50	190	4,719	8,086	—	32,605
Construction	11,298	—	—	—	3,974	—	15,272
Land	13,714	22	4,290	7,742	24,135	—	49,903
Non-residential real estate	137,337	57	4,727	2,895	26,516	—	171,532
Consumer loans	14,102	49	16	28	209	—	14,404
Commercial loans	46,266	196	121	2,183	6,842	—	55,608

	$438,226	1,312	12,119	21,784	77,247	—	550,688

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

The Company’s annualized net charge off ratios for the month periods ended June 30, 2012, June 30, 2011, and the year ended December 31, 2011, were 0.71%, 0.38% and 0.71%, respectively. The ratios of allowance for loan losses to non-accrual loans at June 30, 2012, June 30, 2011, and December 31, 2011, were 87.23%, 330.63%, and 183.62% respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods ended:

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$11,262	9,830	9,830
Charge offs
One-to-four family mortgages	(264)	(758)	(384)
Home equity line of credit	(53)	(123)	—
Junior liens	(1)	(27)	—
Multi-family	(416)	(89)	(89)
Construction	—	(353)	(353)
Land	(779)	(308)	(198)
Non-residential real estate	(579)	(2,645)	(113)
Consumer loans	(130)	(371)	(211)
Commercial loans	(206)	(201)	(33)

Total charge offs	(2,428)	(4,875)	(1,381)

Recoveries
One-to-four family mortgages	43	139	89
Home equity line of credit	3	—	—
Junior liens	2	1	1
Multi-family	—	—	—
Construction	—	—	—
Land	234	30	—
Non-residential real estate	100	84	84
Consumer loans	79	112	61
Commercial loans	4	20	1

Total recoveries	465	386	236

Net Charge offs	(1,963)	(4,489)	(1,145)

Provision for loan losses	1,269	5,921	4,970

Ending balance	$10,568	11,262	13,655

Average loan balance, gross	$550,871	638,378	597,519

Ratio of net charge offs to average outstanding loans during the period	0.71%	0.71%	0.38%

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At June 30, 2012, December 31, 2011, and June 30, 2011, the Company’s impaired loans totaled $90.4 million, $49.3 million and $63.2 million, respectively. At June 30, 2012, December 31, 2011, and June 30, 2011, the Company’s specific reserve for impaired loans totaled $3.7 million, $4.1 million and $7.2 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at June 30, 2012, were as follows:

June 30, 2012	Pass	Special Mention	Impaired Loans		Total	Specific Reserve for Impairment	Reserve for Performing Loans
			Substandard	Doubful
			(Dollars in Thousands)
One-to-four family mortgages	$156,113	2,251	9,253	—	167,617	698	1,617
Home equity line of credit	35,480	1,542	1,072	91	38,185	37	349
Junior liens	4,624	453	485	—	5,562	—	47
Multi-family	19,610	4,719	8,276	—	32,605	666	495
Construction	11,298	—	3,974	—	15,272	—	138
Land	13,714	7,764	28,425	—	49,903	1,205	862
Non-residential real estate	137,110	2,895	31,321	206	171,532	853	2,601
Consumer loans	14,151	28	225	—	14,404	57	309
Commercial loans	46,262	2,306	7,040	—	55,608	215	419

Total	$438,362	21,958	90,071	297	550,688	3,731	6,837

A summary of the Company’s impaired loans, including respective regulatory classification and their respective specific reserve at December 31, 2011, is as follows:

December 31, 2011	Pass	Special Mention	Impaired Loans		Total	Specific Reserve for Impairment	Allowance for Performing Loans
			Substandard	Doubful
			(Dollars in Thousands)
One-to-four family mortgages	$153,375	9,434	8,153	230	171,192	728	1,912
Home equity line of credit	36,528	1,694	233	239	38,694	131	277
Junior liens	4,778	622	809	—	6,209	180	97
Multi-family	20,715	7,073	5,951	—	33,739	26	1,175
Construction	9,943	213	1,775	—	11,931	14	125
Land	17,570	24,714	9,055	999	52,338	924	408
Non-residential real estate	142,190	25,077	16,101	117	183,485	1,374	2,297
Consumer loans	14,399	268	423	20	15,110	80	182
Commercial loans	45,509	4,009	5,034	121	54,673	623	709

Total	$445,007	73,104	47,534	1,726	567,371	4,080	7,182

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2012, were as follows:

				For the six month period ended
	At June 30, 2012			June 30, 2012
Impaired loans with no recorded allowance:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

One-to-four family mortgages	$6,081	6,108	—	7,498	170
Home equity line of credit	1,112	1,112	—	692	24
Junior liens	485	485	—	324	22
Multi-family	3,222	3,222	—	3,578	101
Construction	3,974	3,974	—	3,843	49
Land	23,432	24,773	—	21,093	578
Non-residential real estate	25,950	28,220	—	20,708	970
Consumer loans	4	4	—	35	1
Commercial loans	4,840	4,336	—	3,121	167

Total	$69,100	72,234	—	60,892	2,082

				For the six month period ended
	At June 30, 2012			June 30, 2012
Impaired loans with recorded allowance:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

One-to-four family mortgages	$3,172	3,172	698	3,462	84
Home equity line of credit	51	51	37	126	1
Junior liens	—	—	—	444	0
Multi-family	5,054	5,054	666	3,521	165
Construction	—	—	—	146	—
Land	4,993	4,993	1,205	6,105	127
Non-residential real estate	5,577	5,577	853	7,414	186
Consumer loans	221	221	57	130	—
Commercial loans	2,200	2,200	215	3,788	33

Total	$21,268	21,268	3,731	25,136	596

Total impaired loans	$90,368	93,502	3,731	86,028	2,678

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

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at June 30, 2012 and December 31, 2011, is below:

	June 30, 2012	December 31, 2011
TDR by Loan Type:	(Dollars in Thousands)

One-to-four family mortgages	$2,084	2,521
Home equity line of credit	207	—
Junior lien	—	857
Multi-family	238	—
Construction	—	—
Land	7,175	941
Non-residential real estate	3,214	3,367
Farmland	956	—
Consumer loans	10	33
Commercial loans	381	125

Total TDR	14,265	7,844

Less:
TDR in non-accrual status
One-to-four family mortgages	(1,578)	(1,410)
Home equity line of credit	—	—
Junior lien	—	(100)
Multi-family	—	—
Construction	—	—
Land	(2,325)	—
Non-residential real estate	(690)	(1)
Consumer loans	—	(1)
Commercial loans	0	(105)

Total performing TDR	$9,672	6,227

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At June 30, 2012, December 31, 2011, and June 30, 2011, the Company had balances in other real estate and assets owned consisting of the following:

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in Thousands)

One-to-four family mortgages	$707	480	305
Multi-family	—	905	6,231
Construction	216	465	1,597
Land	425	248	1,030
Non-residential real estate	—	160	861
Consumer loans	—	9	24

Total other assets owned	$1,348	2,267	10,048

Total non-accrual loans	$12,119	6,133	4,096

Total non-performing assets	$13,467	8,400	14,144

Non-performing asset / Total assets	1.31%	0.81%	1.33%

The following is a summary of the activity in the Company’s real estate and other assets owned for the six month period ending June 30, 2012:

	Balance 12/31/2011	Activity During 2012		Reduction in Values	Gain (Loss) on Sale	Balance 6/30/2012
		Foreclosures	Sales
	(Dollars in Thousands)

One-to-four family mortgages	$480	618	(294)	(103)	6	707
Multi-family	905	—	(875)	—	(30)	—
Construction	465	—	(235)	—	(14)	216
Land	248	255	—	(59)	(19)	425
Non-residential real estate	160	—	(160)	—	—	—
Consumer assets	9	—	(9)	—	—	—

Total	$2,267	873	(1,573)	(162)	(57)	1,348

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At June 30, 2012	At December 31, 2011

Asset - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income

	Three Month Periods Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$93	86	$189	174

Net income	$93	86	$189	174

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2011	$10,000	310	—	10,310
Net income	—	—	189	189
Dividends:
Trust preferred securities	—	—	(183)	(183)
Common paid to HopFed Bancorp, Inc.	—	—	(6)	(6)

Ending balances, June 30, 2012	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total carrying	Quoted Prices
June 30, 2012	Value in the	In Active	Other	Significant
Description	Consolidated Balance Sheet at June 30, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Available for sale securities	$391,782	—	390,360	1,422
Bank owned life insurance	9,293	—	9,293	—

Liabilities
Interest rate swap	1,237	—	1,237	—

	Total carrying	Quoted Prices	Significant
December 31, 2011	Value in the	In Active	Other	Significant
Description	Consolidated Balance Sheet at December 31, 2011	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Available for sale securities	$383,782	—	382,789	993
Bank owned life insurance	9,135	—	9,135	—

Liabilities
Interest rate swap	1,297	—	1,297	—

The assets measured at fair value on a non-recurring basis are summarized below for June 30, 2012:

	Total carrying Value in the	Quoted Prices In Active	Significant Other	Significant
June 30, 2012	Consolidated Balance Sheet at	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate owned	$1,348	—	—	1,348

Impaired loans, net of reserve of $3,731	$86,637	—	—	86,637

The assets measured at fair value on a non-recurring basis are summarized below for December 31, 2011:

December 31, 2011		Quoted Prices In Active	Significant Other	Significant
Description	Total carrying value in the consolidated balance sheet at December 31, 2011	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Other real estate owned	$2,258	—	—	$2,258
Other assets owned	9	—	—	9
Impaired loans, net of reserve of $4,080	45,180	—	—	45,180

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the six month periods ended June 30, 2012, and June 30, 2011, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2012		2011
Six month period ended June 30,	Available for Sale Securities	Liabilities	Available for Sale Securities	Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$993	—	$1,277	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at June 30,	429	—	(38)	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, June 30,	$1,422	—	$1,239	—

The estimated fair values of financial instruments were as follows at June 30, 2012:

			Estimated Fair Value Measurement at June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
		(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$37,300	37,300	$37,300	—	—
Interest-earning deposits in Federal Home Loan Bank	7,433	7,433	7,433	—	—
Securities available for sale	391,782	391,782	—	390,360	1,422
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	540,303	576,910	—	—	576,910
Accrued interest receivable	5,374	5,374	—	5,374	—
Bank owned life insurance	9,293	9,293	—	9,293	—
Financial liabilities:
Deposits	785,909	795,250	298,496	496,754	—
Advances from borrowers for taxes and insurance	547	547	547	—	—
Advances from Federal Home Loan Bank	64,484	69,287	3,000	66,287	—
Repurchase agreements	37,732	39,326	21,732	17,594	—
Subordinated debentures	10,310	10,096	—	—	10,096
Off-balance-sheet liabilities:
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,237	1,237	—	1,237	—

The estimated fair values of financial instruments were as follows at December 31, 2011:

			Estimated Fair Value Measurement at December 31, 2011 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
		(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$44,389	44,389	$44,389	—	—
Interest-earning deposits in
Federal Home Loan Bank	4,371	4,371	4,371	—	—
Securities available for sale	383,782	383,782	—	382,789	993
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	556,360	585,734	—	—	585,734
Accrued interest receivable	6,183	6,183	—	6,183	—
Bank owned life insurance	9,135	9,135	—	9,135	—
Financial liabilities:
Deposits	800,095	811,415	280,107	531,308	—
Advances from borrowers for taxes and insurance	153	153	153	—	—
Advances from Federal Home Loan Bank	63,319	69,206	3,000	66,287	—
Repurchase agreements	43,080	44,969	27,080	17,889	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,297	1,297	—	1,297	—

(9)	ISSUANCE OF PREFERRED SHARES

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

On September 22, 2010, and September 21, 2011, the Board of Directors declared a 2% common stock dividend to be paid to shareholders of record on September 30, 2010 and October 3, 2011, respectively. As a result of the common stock dividends, total shares outstanding increased by 143,458 at September 30, 2011, and 146,485 on October 3, 2011. In addition, the Company is obligated to adjust the number and strike price of warrants issued to the United States Treasury under the Capital Purchase Program. At August 10, 2012, the warrant balance is 253,666 shares and the warrant strike price is $10.88.

(10)	STOCK OPTIONS

At June 30, 2012, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At June 30, 2012, the Company can no longer issue options under this plan. The remaining 31,212 options are fully vested and outstanding until their maturity date. At June 30, 2012, the strike price of outstanding options exceeds the current market price of HopFed Bancorp, Inc. stock.

The following is a summary of stock options outstanding at June 30, 2012:

Exercise Price	Weighted Average Remaining Life (Years)	Outstanding Options

$11.85	0.17	10,404
16.67	1.92	20,808

$15.06	1.33	31,212

(11)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three and six month periods ended June 30, 2012, or the year ended December 31, 2011.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At June 30, 2012, and December 31, 2011, the cost of the Bank to terminate the cash flow hedge was approximately $1,237,000 and $1,297,000, respectively.

(12)	REGULATORY AGREEMENT

On April 30, 2010, the Company and the Bank, each entered into an informal Memorandum of Understanding (MOU) with its primary regulator at that time, the Office of Thrift Supervision (OTS). The agreement requires the Company to obtain prior written approval prior to the declaration of a common stock dividend or to receive a cash dividend from the Bank. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 8.00% and a Total Risk Based Capital Ratio of 12.00%. At June 30, 2012, the Bank’s Tier 1 Ratio was 10.47% and its Total Risk Based Capital was 19.16%.

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

Effective July 21, 2011, pursuant to Section 312 of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (i) the regulatory functions and rulemaking authority of the OTS with regard to federally chartered savings and loans associations (including the Company’s wholly owned bank subsidiary) were transferred to the Office of the Comptroller of the Currency (“OCC”) and the (ii) regulatory functions and rulemaking authority of the OTS in regards to saving and loan companies, including HopFed Bancorp, Inc., were transferred to the Board of Governors of the Federal Reserve System (“FRB”). Beginning on July 21, 2011, the OCC became the primary regulator of the Bank and is vested with the authority to enforce the Bank’s MOU. Also beginning July 21, 2011, the Company became subject to the regulation of the FRB, which is vested with authority to enforce the Company’s MOU.

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

Federal Reserve Notices of Proposed Rulemaking

On June 7, 2012, the Board of Governors of the Federal Reserve System issued three related notices of proposed rulemaking (the “NPRs”) relating to implementation of revised capital rules reflecting requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Base III international capital standards. Among other things, if adopted as currently proposed, the NPRs would result in a new capital standard consisting of common equity tier 1 capital; would increase capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions, as well as executive bonuses); and would add more conservative standards for securities included in regulatory capital, which would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. In addition, the NPRs would deduct more assets from regulatory capital and revise methodologies for determining risk-weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The NPRs provide for various phase-in periods over the next several years. The final regulations applicable to the Company and the Bank may be substantially different from those proposed in the NPRs. Management will continue to evaluate the potential impact of the NPRs to ensure the capital levels of both the Company and the Bank exceed the amounts required to be deemed “well capitalized.” The Company and the Bank will be subject to many provisions in the NPRs, but until final rules are issued we cannot predict the actual effect.

(14)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20 which temporarily delayed the effective date of the disclosures about troubled debt restructuring in ASU 2010-20. This delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. The effective date of this pronouncement is December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements of income, condition, and cash flow.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05. This update to Comprehensive Income (Topic 220) defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral supersedes only the paragraphs pertaining to how and where reclassification adjustments are presented. The amendments in this update were effective for public entities for reporting periods beginning after December 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2012, and December 31, 2011, and for the three and six month periods ended June 30, 2012, and June 30, 2011, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2011 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2012, and December 31, 2011

At June 30, 2012, total assets decreased $14.7 million, to $1.03 billion, as compared to December 31, 2011, due to lower levels of retail time and brokered deposits. Securities available for sale increased from $383.8 million at December 31, 2011, to $391.8 million at June 30, 2012. At June 30, 2012, and December 31, 2011, securities classified as “available for sale” had an amortized cost of $376.8 million and $371.3 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost was $4.4 million at December 31, 2011, and June 30, 2012. Total Federal Home Loan Bank “FHLB” borrowings increased $1.2 million, from $63.3 million at December 31, 2011, to $64.5 million at June 30, 2012 due to a $3 million overnight advance on the last day of the quarter. The overnight advance was liquidated in July 2012. Total repurchase balances decreased from $43.1 million at December 31, 2011, to $37.7 million at June 30, 2012.

Net loans totaled $540.3 million and $556.4 million at June 30, 2012, and December 31, 2011, respectively. Loan demand is weak for consumer, agricultural and commercial loan products. Given the current weakness in the economy, the Company remains highly selective in both its underwriting standards and types of loans being originated.

The Company’s net loan balances are also adversely affected by the presence of a Memorandum of Understanding and Agreement (MOU) between the Office of the Comptroller of the Currency (“OCC”) and our Bank subsidiary. In addition, the Company’s operation is affected by the presence of a MOU between the holding company and the Federal Reserve Bank (“FED”). See Note 12 of Notes to Unaudited Consolidated Condensed Financial Statements.

At June 30, 2012, deposits decreased to $785.9 million from $800.1 million at December 31, 2011, due to a $32.6 million reduction in time deposits. At June 30, 2012, non-interest checking account balances increased to $83.9 million, or 10.7% of total deposits. For the period ended June 30, 2012, interest bearing checking accounts and savings and money market accounts increased by $9.5 million and $4.5 million, respectively, as compared to December 31, 2011. The average cost of all deposits during the three and six month periods ended June 30, 2012 was 1.20% and 1.23%, respectively, as compared to 1.80% and 1.83% for the three and six month periods ended June 30, 2011, respectively, and 1.72% for the year ended December 31, 2011. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given weak loan demand and poor investment alternatives, the Company has chosen to reduce its balances of higher costing time deposits.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2012 and 2011.

Net Income. The Company’s net income available to common shareholders was $1.4 million for the six month period ended June 30, 2012, as compared to a net loss attributable to common shareholders of $1.5 million for the six month period ended June 30, 2011. The Company’s results for the six month period ended June 30, 2011, were negatively affected by a $5.0 million provision for loan loss expense, as compared to a $1.3 million provision expense for the six month period ended June 30, 2012.

Net Interest Income. Net interest income for the six month period ended June 30, 2012, was $13.5 million, as compared to $13.8 million for the six month period ended June 30, 2011. The decline in net interest income for the six months ended June 30, 2012, as compared to June 30, 2011, was due to a $37.8 million decline in the average balance of loans outstanding. The decline in loans outstanding was partially offset by both lower deposit rates, a decrease in the average balance of FHLB advances and an increased level of non-interest bearing deposit balances. As a result of changes in the Company’s deposits, our interest expense on deposits declined $2.0 million in the six month period ended June 30, 2012, as compared to the same period in 2011.

For the six months ended June 30, 2012, the average yield on loans was 5.56%, as compared to 5.78% for the six month period ended June 30, 2011. For the six month period ended June 30, 2012, income on taxable securities declined to $4.8 million, from $5.4 million for the six month period ended June 30, 2011. For the six month period ended June 30, 2012, the average balance of taxable securities increased by $33.7 million as compared to the six month period ended June 30, 2011, while the average balance of tax free municipal securities declined by $1.1 million.

For the six month period ended June 30, 2012, the yield on taxable securities was 2.92%, compared to 3.66% for the six-month period ended June 30, 2011. The decline in yields on taxable securities is the result of lower available yields on currently available investments as well as a decision by management to increase the portfolio’s allocation of adjustable rate securities.

For the six month period ended June 30, 2012, the tax equivalent yield on tax free securities was 4.95%, compared to 5.18% for the six-month period ended June 30, 2011. The yield on tax free securities has held relatively constant due to the relative stability in both the size and composition of the portfolio. Furthermore, lower yields on new purchases can be partially offset by a lower cost of funds, reducing the Company’s TEFRA tax effect.

For the six month periods ended June 30, 2012 and June 30, 2011, the Company’s cost of interest bearing liabilities was 1.81% and 2.19%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates. At June 30, 2012, and June 30, 2011, the Company’s net interest margin was 2.93% and 3.00%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six-month periods ended June 30, 2012, and June 30, 2011. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $533,000 for June 30, 2012, and $560,000 for June 30, 2011, for a tax equivalent rate using a cost of funds rate of 1.80% for June 30, 2012, and 2.20% for June 30, 2011. The table adjusts tax-free loan income by $5,000 for June 30, 2012, and $17,000 for June 30, 2011, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2012	Income and Expense 6/30/2012	Average Rates 6/30/2012	Average Balance 6/30/2011	Income and Expense 6/30/2011	Average Rates 6/30/2011
	(Table Amounts in Thousands, Except Percentages)
Loans	$547,815	15,219	5.56%	$585,625	16,939	5.78%
Investments AFS taxable	329,809	4,809	2.92%	$296,122	5,422	3.66%
Investment AFS tax free	66,852	1,655	4.95%	$67,978	1,761	5.18%
Federal funds	14,762	14	0.19%	$8,471	8	0.19%

Total interest earning assets	959,238	21,697	4.52%	958,196	24,130	5.04%

Other assets	89,115			118,070

Total assets	$1,048,353			$1,076,266

Retail time deposits	451,622	4,459	1.97%	472,620	5,702	2.41%
Brokered deposits	54,265	510	1.88%	87,992	971	2.21%
Saving & MMDA	73,453	66	0.18%	66,685	116	0.35%
Now accounts	147,336	604	0.82%	140,370	847	1.21%
FHLB borrowings	62,537	1,138	3.64%	73,564	1,321	3.59%
Repurchase agreements	41,915	485	2.31%	39,852	430	2.16%
Subordinated debentures	10,310	368	7.14%	10,310	365	7.08%

Total interest bearing liabilities	841,438	7,630	1.81%	891,393	9,752	2.19%

Non-interest bearing deposits	82,153			67,313
Other liabilities	5,212			5,196

Stockholders’ equity	119,550			112,364

Total liabilities and stockholders’ equity	$1,048,353			$1,076,266

Net interest income		14,067			14,378

Interest rate spread			2.71%			2.85%

Net interest margin		2.93%			3.00%

Interest Income. For the six month periods ended June 30, 2012, and June 30, 2011, the Company’s total interest income was $21.2 million and $23.6 million, respectively. As our loan demand has slowed down, the Company continues to have a greater dependency on investment income. The average balance of loans receivable declined from $585.6 million for the six months ended June 30, 2011, to $547.8 million for the six month period ended June 30, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 107.49% for the six month period ended June 30, 2011, to 114.00% for the six month period ended June 30, 2012.

Interest Expense. Interest expense declined approximately $2.1 million for the six month period ended June 30, 2012, as compared to June 30, 2011. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 2.41% for the six month period ended June 30, 2011, to 1.97% for the six months ended June 30, 2012. Over the same period, the average balance of interest bearing retail time deposits declined $21.0 million, from $472.6 million for the six months ended June 30, 2011, to $451.6 million for the six months ended June 30, 2012.

The average cost of brokered deposits declined from 2.21% for the six months ended June 30, 2011, to 1.88% for the six months ended June 30, 2012. Over the same period, the average balance of brokered deposits declined $33.7 million to $54.3 million for the six month period ended June 30, 2012. For the six month period ended June 30, 2012, the Company’s total cost of deposits was 1.23% as compared to 1.83% for the six month period ended June 30, 2011.

The average balance of funds borrowed from the FHLB declined $11.1 million, from $73.6 million for the six months ended June 30, 2011, to $62.5 million for the six month period ended June 30, 2012. The average cost of borrowed funds from the FHLB was 3.59% for the six months ended June 30, 2011, and 3.64% for the six months ended June 30, 2012. The average balance of repurchase agreements increased from $39.9 million for the six months ended June 30, 2011, to $41.9 million for the six months ended June 30, 2012. The average cost of repurchase agreements increased from 2.16% for the six months ended June 30, 2011, to 2.31% for the six months ended June 30, 2012.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.3 million in provision for loan loss was required for the six months ended June 30, 2012, compared to a $5.0 million in provision for loan loss expense for the six months ended June 30, 2012.

Non-Interest Income. There was a $73,000 increase in non-interest income in the six month period ended June 30, 2012, as compared to the same period in 2011. The increase in non-interest income was accomplished despite a $376,000 decline in gains realized on the sale of investments. For the six month period ended June 30, 2012, the Company earned $466,000 in mortgage origination income, as compared to $130,000 during the six month period ended June 30, 2011, as lower mortgage rates spurred refinancing activity. For the six month period ended June 30, 2012, the Company earned $498,000 in financial services commission, as compared to $419,000 in income for the six month period ended June 30, 2011. For the six month period ended June 30, 2012, income from service charges and merchant card income increased by $134,000 as compared to the six month period ended June 30, 2011, due to a higher number of checking accounts opened.

Non-Interest Expenses. There was a $347,000 decline in total non-interest expenses in the six-month period ended June 30, 2012, as compared to the same period in 2011. The most significant change in non-interest expenses for the six month period ended June 30, 2012, was a $853,000 decline in losses incurred on the sale of other real estate owned as compared to the same six month period in 2011. This expense has declined due to the Company’s continued success in reducing the balance of other real estate owned.

For the six months ended June 30, 2012, salaries and benefits expense increased by $390,000 over the six month period ended June 30, 2011. For the six month period ended June 30, 2012, other expenses increasing more than $100,000 as compared to the same period in 2011 including occupancy expenses which increased by $154,000, professional services which increased by $193,000 and other operating expenses which increased by $464,000 as compared to the same period in 2011.

Income Taxes. The effective tax rate for the six-month period ended June 30, 2012, was 17.1%, as compared to a tax benefit of 34% for the six-month period ended June 30, 2011. The Company’s income tax rate remains low due to the amount of tax free income as well as a relatively low level of pre-tax income.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2012 and 2011.

Net Income. The Company’s net income available to common shareholders was $903,000 for the three month period ended June 30, 2012, as compared to net income available to common shareholders of $550,000 for the three month period ended June 30, 2011.

Net Interest Income. Net interest income for the three month period ended June 30, 2012, was $6.7 million, as compared to $7.0 million for the three month period ended June 30, 2011. The decline in net interest income for the three months ended June 30, 2012, as compared to June 30, 2011, was due to a $34.8 million decline in the average balance of loans outstanding. As a result of the changes in the our deposits, the Company’s average cost of all deposits declined from 1.57% for the three month period ended June 30, 2011, to 1.20% for the three month period ended June 30, 2012, resulting in a $976,000 decline in interest expense on deposits.

For the three months ended June 30, 2012, the average yield on loans was 5.45%, as compared to 5.84% for the three month period ended June 30, 2011. For the three month period ended June 30, 2012, income on taxable securities declined to $2.4 million, from $2.7 million for the three month period ended June 30, 2011. For the three month period ended June 30, 2012, the average balance of taxable securities increased by $39.9 million as compared to the three month period ended June 30, 2011 while the average balance of tax free securities declined by $545,000 over the same period.

For the three month period ending June 30, 2012, the yield on taxable securities was 2.87%, as compared to 3.65% for the three-month period ended June 30, 2011. The decline in yields on taxable securities is the result of lower available yields on currently available investments, a decision by management to increase the portfolio’s allocation of adjustable rate securities and an increase in the prepayments on securities, resulting in high premium amortizations and lower reinvestment rates.

For the three month period ended June 30, 2012, the tax equivalent yield on tax free securities was 4.74%, compared to 5.05% for the three-month period ended June 30, 2011. The yield on tax free securities has held relatively constant due to the relative stability in both the size and composition of the portfolio. Furthermore, lower yields on new purchases can be partially offset by a lower cost of funds, reducing the Company’s TEFRA tax effect.

For the three month periods ended June 30, 2012 and June 30, 2011, the Company’s cost of interest bearing liabilities was 1.79% and 2.16%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates At June 30, 2012, and June 30, 2011, the Company’s net interest margin was 2.87% and 3.06%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended June 30, 2012, and June 30, 2011. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $260,000 for June 30, 2012, and $275,000 for June 30, 2011, for a tax equivalent rate using a cost of funds rate of 1.80% for June 30, 2012, and 2.20% for June 30, 2011. The table adjusts tax-free loan income by $3,000 for June 30, 2012, and $9,000 for June 30, 2011, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2012	Income and Expense 6/30/2012	Average Rates 6/30/2012	Average Balance 6/30/2011	Income and Expense 6/30/2011	Average Rates 6/30/2011
	(Table Amounts in Thousands, Except Percentages)
Loans	$544,056	7,416	5.45%	$578,815	8,449	5.84%
Investments AFS taxable	339,125	2,434	2.87%	299,228	2,732	3.65%
Investment AFS tax free	68,035	807	4.74%	68,580	865	5.05%
Federal funds	13,632	6	0.18%	7,062	4	0.23%

Total interest earning assets	964,848	10,663	4.42%	953,685	12,050	5.05%

Other assets	79,426			113,166

Total assets	$1,044,274			$1,066,851

Retail time deposits	445,784	2,186	1.96%	474,583	2,806	2.37%
Brokered deposits	51,185	226	1.77%	83,626	455	2.18%
Savings & MMDA	74,472	33	0.18%	67,906	60	0.35%
Now accounts	150,813	310	0.82%	135,890	410	1.21%
FHLB borrowings	62,105	565	3.64%	70,595	627	3.55%
Repurchase agreements	39,788	237	2.38%	39,082	225	2.30%
Subordinated debentures	10,310	181	7.02%	10,310	180	6.98%

Total interest bearing liabilities	834,457	3,738	1.79%	881,992	4,763	2.16%

Non-interest bearing deposits	83,803			67,906
Other liabilities	4,158			5,549

Stockholders’ equity	121,856			111,404

Total liabilities and stockholders’ equity	$1,044,274			$1,066,851

Net interest income		6,925			7,287

Interest rate spread			2.63%			2.89%

Net yield on interest earning assets		2.87%			3.06%

Interest Income. For the three month periods ended June 30, 2012, and June 30, 2011, the Company’s total interest income was $10.4 million and $11.8 million, respectively. As the Company’s loan demand has slowed down, we continue to have a greater dependency on investment income. The average balance of loans receivable declined from $578.8 million for the three months ended June 30, 2011, to $544.1 million for the three month period ended June 30, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 108.13% for the three months ended June 30, 2011, to 115.63% for the three months ended June 30, 2012.

Interest Expense. Interest expense declined approximately $1.0 million for the three months ended June 30, 2012, as compared to June 30, 2011. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits. The average cost of interest-bearing retail time deposits declined from 2.37% for the three month period ended June 30, 2011, to 1.96% for the three months ended June 30, 2012. Over the same period, the average balance of interest bearing retail time deposits declined $28.8 million, from $474.6 million for the three months ended June 30, 2011, to $445.8 million for the three months ended June 30, 2012.

The average cost of brokered deposits declined from 2.18% for the three months ended June 30, 2011, to 1.77% for the three months ended June 30, 2012. Over the same period, the average balance of brokered deposits declined $32.4 million to $51.2 million for the three month period ended June 30, 2012. For the three month period ended June 30, 2012, the Company’s total cost of deposits was 1.20%, as compared to 1.57% for the three month period ended June 30, 2011.

The average balance of funds borrowed from the FHLB declined $8.5 million, from $70.6 million for the three months ended June 30, 2011, to $62.1 million for the three month period ended June 30, 2012. The average cost of borrowed funds from the FHLB was 3.55% for the three months ended June 30, 2011, and 3.64% for the three months ended March 31, 2012. The average balance of repurchase agreements increased from $39.1 million for the three months ended June 30, 2011, to $39.8 million for the three months ended June 30, 2012. The average cost of repurchase agreements increased from 2.30% for the three months ended June 30, 2011, to 2.38% for the three months ended June 30, 2012.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $400,000 in provision for loan loss was required for the three months ended June 30, 2012, compared to a $452,000 in provision for loan loss expense for the three months ended June 30, 2011.

Non-Interest Income. There was a $521,000 increase in non-interest income in the three months ended June 30, 2012, as compared to the same period in 2011. The increase in non-interest income was largely the result of a $301,000 increase in gains realized on the sale of investments as management sold selective securities to fund to decline in brokered and other time deposits. For the three month period ended June 30, 2012, the Company earned $263,000 in mortgage origination income as compared to $58,000 during the three month period ended June 30, 2011, as historically low mortgage rates spurred consumers to refinance their mortgages.

Non-Interest Expenses. For the three-month period ended June 30, 2012, and June 30, 2011, total non-interest expenses increased by only $3,000. The most significant change in non-interest expenses for the three month period ended June 30, 2012, was a $390,000 increase in other expenses.

For the three months ended June 30, 2012, salaries and benefits expense increased by $209,000 over the three month period ended June 30, 2011. For the three month period ended June 30, 2012, no other operating expenses increased by more than $100,000 as compared to the three month period ended June 30, 2011.

Income Taxes. The effective tax rate for the three-month periods ending June 30, 2012 was 20.5% as compared to 34.5% for the three month period ended June 30, 2011. The Company’s income tax rate remains low due to the amount of tax free income.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. In the past, the Company was required to seek approval from the Office of Thrift Supervision prior to the declaration of a dividend to common shareholders. Currently, we are required to seek approval for each cash common dividend payment from the Federal Reserve Bank.

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

At June 30, 2012, the Bank’s brokered deposits consisted of the following:

Date Of Issue	Interest Rate	Current Balance	Next Maturity Date
6/29/2011	0.60%	$2,076,000	6/30/2012
7/1/2011	0.25%	4,000,000	7/1/2012
10/16/2009	2.30%	3,011,000	10/16/2012
3/3/2010	1.75%	2,032,000	3/4/2013
1/22/2010	2.20%	3,092,000	7/22/2013
3/2/2010	2.00%	3,204,000	9/2/2013
9/22/2010	1.15%	2,144,000	3/22/2014
7/1/2011	1.00%	3,000,000	5/1/2014
8/11/2009	3.00%	5,095,000	8/11/2014
7/26/2010	1.25%	4,093,000	7/26/2015	(1)
12/21/2010	1.70%	805,000	12/21/2015
7/1/2011	2.00%	3,052,000	1/1/2016
1/3/2011	1.00%	1,874,000	1/3/2016	(1)
3/17/2011	2.25%	1,500,000	3/17/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
9/22/2011	1.00%	2,127,000	9/22/2017	(1)
9/22/2010	1.25%	2,372,000	9/22/2020	(1)
10/6/2010	1.25%	540,000	10/6/2020	(1)

Total		$49,147,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2012, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2012:

		Company			Bank
	Amount		Percent	Amount		Percent
	(Dollars in Thousands)

Tier 1 Leverage Ratio	$121,909		11.89%	$105,621		10.47%

Tier 1 Risk Based Capital Ratio	$121,909		20.52%	$105,621		17.90%

Total Risk Based Capital Ratio	$129,366		21.77%	$113,050		19.16%

At June 30, 2012, the Bank had outstanding commitments to originate loans totaling $21.1 million and undisbursed commitments on loans outstanding of $74.9 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from June 30, 2012, totaled $246.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2012, the Bank has pledged all eligible 1-4 family first mortgages and non-residential real estate loans that may be pledged under this agreement.

At June 30, 2012, the Company has outstanding borrowings of $64.5 million from the FHLB with maturities ranging from nine month to seven years. A schedule of FHLB borrowings at June 30, 2012, is provided below:

Balance	Rate	Maturity	Note
(Dollars in thousands)
3,000	0.24%	7/1/2012
5,000	1.82%	12/16/12
1,272	3.30%	06/01/13	Monthly principal payments
5,000	2.32%	12/30/13
513	3.19%	04/14/14	Monthly principal payments
5,000	3.15%	12/11/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
13,699	3.13%	01/01/19	Monthly principal payments

$64,484	3.64%	4.5 years	Weighted average life

At June 30, 2012, the Company had $60.3 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million and $8 million in overnight borrowing capacity from the Company’s correspondent bank.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

At June 30, 2012, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$842
Unused home equity lines of credit	$29,032
Unused commercial lines of credit	$45,878
Commitments to originate loans	$21,113

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

The Company’s analysis at June 30, 2012, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s net interest income analysis at June 30, 2012, for the twelve month period ending June 30, 2013, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$26,654	$28,072	$28,137	$28,198	$28,212

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2012.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the six month period ended June 30, 2012, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2012, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of June 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2012 and 2011 (unaudited), (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six months ended June 30, 2012 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 13, 2012	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 13, 2012	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer