Form 10-Q
period 2012-09-30
HOPFED BANCORP INC
filed 2012-11-14
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act: (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company filer	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of November 13, 2012, the Registrant had outstanding 7,502,812 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

		PAGE
PART I.	FINANCIAL INFORMATION
The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:
Item 1.	Financial Statements

	Consolidated Condensed Statements of Financial Condition as of September 30, 2012 (unaudited) and December 31, 2011	2

	Consolidated Condensed Statements of Income (Loss) for the Three and Nine-Month Periods Ended September 30, 2012, and September 30, 2011 (unaudited)	4

	Consolidated Condensed Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2012 and September 30, 2011 (unaudited)	6

	Consolidated Condensed Statement of Stockholders’ Equity for the Nine-Month Period Ended September 30, 2012 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012, and September 30, 2011 (unaudited)	8

	Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosure	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
	(Unaudited )
Assets
Cash and due from banks	$50,042	44,389
Interest-earning deposits	7,661	4,371

Cash and cash equivalents	57,703	48,760
Federal Home Loan Bank stock	4,428	4,428
Securities available for sale	348,877	383,782
Commerical real estate loans held for sale	2,763	—
Loans receivable, net of allowance for loan losses of $10,490 at September 30, 2012, and $11,262 at December 31, 2011	539,503	556,360
Accrued interest receivable	5,333	6,183
Real estate and other assets owned	681	2,267
Bank owned life insurance	9,373	9,135
Premises and equipment, net	22,750	23,431
Deferred tax assets	—	1,132
Intangible asset	341	519
Other assets	4,981	4,823

Total assets	$996,733	1,040,820

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$88,451	79,550
Interest-bearing accounts:
Interest bearing checking accounts	131,952	130,114
Savings and money market accounts	74,314	70,443
Other time deposits	474,539	519,988

Total deposits	769,256	800,095

Advances from Federal Home Loan Bank	44,222	63,319
Repurchase agreements	42,799	43,080
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	639	153
Dividends payable	179	176
Deferred tax liability	628	—
Accrued expenses and other liabilities	5,439	5,204

Total liabilities	873,472	922,337

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and outstanding with a liquidation preference of $18,400,000 at September 30, 2012, and December 31, 2011	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,905,728 issued and 7,502,812 outstanding at September 30, 2012, and 7,895,336 issued and 7,492,420 outstanding at December 31, 2011	79	79
Common stock warrants (253,666 issued and outstanding)	556	556
Additional paid-in-capital	76,127	75,967
Retained earnings-substantially restricted	41,330	39,591
Treasury stock (at cost, 402,916 shares at September 30, 2012, and December 31, 2011)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	10,245	7,366

Total stockholders’ equity	123,261	118,483

Total liabilities and stockholders’ equity	$996,733	1,040,820

The consolidated condensed statement of financial condition at December 31, 2011, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans receivable	$7,403	8,332	22,617	25,254
Investment in securities, taxable	2,014	2,581	6,823	8,003
Nontaxable securities available for sale	573	532	1,695	1,733
Interest-earning deposits	6	5	20	13

Total interest and dividend income	9,996	11,450	31,155	35,003

Interest expense:
Deposits	2,640	3,543	8,279	11,179
Advances from Federal Home Loan Bank	1,017	625	2,155	1,946
Repurchase agreements	236	238	721	668
Subordinated debentures	185	186	553	551

Total interest expense	4,078	4,592	11,708	14,344

Net interest income	5,918	6,858	19,447	20,659
Provision for loan losses	506	475	1,775	5,445

Net interest income after provision for loan losses	5,412	6,383	17,672	15,214

Non-interest income:
Service charges	963	1,020	2,874	2,828
Merchant card income	212	194	620	571
Mortgage origination revenue	218	295	684	425
Gain on sale of securities	944	1,247	1,618	2,297
Other than temporarily impairment on available for sale securities	—	—	—	(14)
Income from bank owned life insurance	80	84	238	249
Financial services commission	280	272	778	691
Other operating income	200	169	641	717

Total non-interest income	2,897	3,281	7,453	7,764

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2012	2011	2012	2011
Non-interest expenses:
Salaries and benefits	$3,447	3,309	10,515	9,987
Occupancy expense	875	867	2,614	2,452
Data processing expense	610	653	1,863	2,056
State deposit tax	161	151	485	476
Intangible amortization expense	48	65	178	227
Professional services expense	435	293	1,320	986
Deposit insurance and examination expense	419	445	1,272	1,604
Advertising expense	324	324	952	931
Postage and communications expense	146	140	444	421
Supplies expense	64	96	280	294
Loss on disposal of equipment	5	5	13	145
Loss on sale of real estate owned	68	570	287	1,642
Real estate owned expenses	19	16	90	216
Other operating expenses	350	193	1,196	575

Total non-interest expense	6,971	7,127	21,509	22,012

Income before income tax expense	1,338	2,537	3,616	966
Income tax expense	263	909	652	375

Net income	1,075	1,628	2,964	591

Less:
Dividend on preferred shares	229	232	689	688
Accretion dividend on preferred shares	27	28	83	83

Net income (loss) available (attributable) to common shareholders	$819	$1,368	$2,192	($180)

Net income (loss) available (attributable) to common shareholders
Per share, basic	$0.11	$0.18	$0.29	($0.02)

Per share, diluted	$0.11	$0.18	$0.29	($0.02)

Dividend per share	$0.02	$0.02	$0.06	$0.18

Weighted average shares outstanding - basic	7,487,283	7,481,448	7,485,571	7,456,750

Weighted average shares outstanding - diluted	7,487,283	7,481,448	7,485,571	7,456,750

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2012	2011	2012	2011
Net income	$1,075	1,628	2,964	591
Other comprehensive income, net of tax:
Unrealized gain on investment securities available for sale, net of tax effect of ($1,180) and ($2,218) for the three month periods ended September 30, 2012, and September 30, 2011, respectively; and ($2,008) and ($3,801) for the nine month periods ended September 30, 2012, and September 30, 2011, respectively	1,770	4,306	3,897	7,378
Unrealized gain on derivatives, net of tax effect of ($5) and $77 for the three month periods ending September 30, 2012, and September 30, 2011, respectively; and ($26) and $97 for the nine month periods ended September 30, 2012, and September 30, 2011, respectively.	10	(149)	50	(188)
Reclassification adjustment for gains included in net income (loss), net of tax effect of $321 and $424 for the three month periods ended September 30, 2012, and September 30, 2011, respectively: and $550 and $781 for the nine month periods ended September 30, 2012, and September 30, 2011, respectively.	(623)	(823)	(1,068)	(1,516)

Comprehensive income	$2,232	4,962	5,843	6,265

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2012

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

								Accumulated
	Shares			Common	Additional			Other	Total
	Common Stock	Preferred Stock	Common Stock	Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income	Stockholders Equity
Balance at December 31, 2011	7,492,420	18,400	$79	556	75,967	39,591	(5,076)	7,366	118,483
Restricted stock awards	10,392	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	2,964	—	—	2,964
Compensation expense, restricted stock awards	—	—	—	—	77	—	—	—	77
Net change in unrealized gain on securities available for sale, net of income taxes of $1,457	—	—	—	—	—	—	—	2,829	2,829
Net change in unrealized loss on derivatives, net of income taxes of $26	—	—	—	—	—	—	—	50	50
Cash dividend to preferred stockholder	—	—	—	—	—	(690)	—	—	(690)
Accretion of preferred stock discount	—	—	—	—	83	(83)	—	—	—
Cash dividend to common stockholders	—	—	—	—	—	(452)	—	—	(452)

Balance September 30, 2012	7,502,812	18,400	$79	556	76,127	41,330	(5,076)	10,245	123,261

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods Ended September 30,
	2012	2011
Cash flows from operating activities:
Net cash provided by operating activities	$5,716	7,893

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	140,001	143,369
Purchase of securities available for sale	(101,768)	(158,954)
Net decrease in loans	13,978	23,228
Purchase of Federal Home Loan Bank stock	—	(50)
Proceeds from sale of foreclosed assets	2,403	7,124
Purchase of premises and equipment	(517)	(665)

Net cash provided by investing activities	54,097	14,052

Cash flows from financing activities:
Net increase in non-interest bearing deposits	8,901	8,631
Net decrease in time and other deposits	(39,740)	(24,044)
Increase in advances from borrowers for taxes and insurance	486	384
Advances from Federal Home Loan Bank	8,000	30,000
Repayment of advances from Federal Home Loan Bank	(27,097)	(42,708)
Net increase (decrease) in repurchase agreements	(281)	(1,696)
Dividend paid on preferred stock	(690)	(690)
Dividends paid on common stock	(449)	(1,758)

Net cash used in financing activities	(50,870)	(31,881)

Increase (decrease) in cash and cash equivalents	8,943	(9,936)
Cash and cash equivalents, beginning of period	48,760	60,984

Cash and cash equivalents, end of period	$57,703	51,048

Supplemental disclosures of cash flow information:
Interest paid	$6,279	7,447

Income taxes paid	$1,545	1,445

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$3,086	2,069

Foreclosures and in substance foreclosures of loans during period	$1,104	3,515

Net unrealized gains on investment securities classified as available for sale	$4,286	8,882

Increase in deferred tax liability related to unrealized gains on investments	$1,457	(2,923)

Dividends declared and payable	$150	176

Issue of unearned restricted stock	$74	87

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and nine month periods ended September 30, 2012, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2012.

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

(2) INCOME (LOSS) PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income (loss) per share (“IPS”) computations for the three and nine month periods ended September 30, 2012, and September 30, 2011. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Periods Ended
	September 30,
	2012	2011
Basic IPS:
Net income available to common stockholders	$819,000	$1,368,000
Average common shares outstanding	7,487,283	7,481,448

Net income per share available to common shareholders, basic	$0.11	$0.18

Diluted IPS:
Net income available to common stockholders	$819,000	$1,368,000
Average common shares outstanding	7,487,283	7,481,448
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,487,283	7,481,448

Net income per share available to common shareholders, diluted	$0.11	$0.18

	Nine Month Periods Ended
	September 30,
	2012	2011
Basic IPS:
Net income (loss) available (attributable) to common stockholders	$2,192,000	($180,000)
Average common shares outstanding	7,485,571	7,456,750

Net income (loss) per share available (attributable) to common shareholders, basic	$0.29	($0.02)

Diluted IPS:
Net income (loss) available (attributable) to common stockholders	$2,192,000	($180,000)
Average common shares outstanding	7,485,571	7,456,750
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,485,571	7,456,750

Net income (loss) per share available (attributable) to common shareholders, diluted	$0.29	($0.02)

(3) STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $22,700 and $76,700 for the three and nine month periods ended September 30, 2012, respectively, and $29,000 and $90,000 for the three and nine month period ended September 30, 2011, respectively. The Company issued 10,392 and 10,972 shares of restricted stock during the nine month periods ended September 30, 2012, and September 30, 2011, respectively. The Company did not issue any restricted stock during the three month period ended September 30, 2012. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at September 30, 2012:

Year ending December 31,	Future Expense
2012	$22,001
2013	73,739
2014	45,760
2015	27,575
2016	7,797

Total	$176,872

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

At September 30, 2012, the Company has nine securities with unrealized losses. The amortized cost of securities and their estimated fair values at September 30, 2012, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$148,554	5,052	(15)	153,591
Tax free municipal bonds	62,930	5,958	—	68,888
Taxable municipal bonds	11,647	1,348	(11)	12,984
Trust preferred securities	2,000	—	(578)	1,422
Mortgage-backed securities:
GNMA	20,459	1,436	(3)	21,892
FNMA	60,060	2,809	—	62,869
FHLMC	5,115	202	—	5,317
NON-AGENCY CMOs	5,419	69	—	5,488
AGENCY CMOs	15,950	488	(12)	16,426

	$332,134	17,362	(619)	348,877

The amortized cost of securities and their estimated fair values at December 31, 2011, was as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:	$171,141	3,511	(65)	174,587
Tax free municipal bonds	60,432	4,623	—	65,055
Taxable municipal bonds	12,846	1,059	—	13,905
Trust preferred securities	2,000	—	(1,007)	993
Mortgage-backed securities:
GNMA	30,427	1,413	(19)	31,821
FNMA	59,195	2,101	(1)	61,295
FHLMC	15,108	491	—	15,599
NON-AGENCY CMOs	2,012	7	(223)	1,796
AGENCY CMOs	18,163	568	—	18,731

	$371,324	13,773	(1,315)	383,782

The scheduled maturities of debt securities available for sale at September 30, 2012, were as follows:

September 30, 2012	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$535	$538
Due in one to five years	10,095	10,311
Due in five to ten years	23,790	26,033
Due in more than ten years	52,381	56,826

	86,801	93,708
Amortizing agency bonds	138,330	143,177
Mortgage-backed securities	107,003	111,992

Total debt securities available for sale	$332,134	$348,877

The scheduled maturities of debt securities available for sale at December 31, 2011, were as follows:

December 31, 2011	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$461	464
Due in one to five years	6,844	6,929
Due in five to ten years	24,471	26,153
Due after ten years	72,460	75,804

	104,236	109,350
Amortizing agency bonds	142,183	145,190
Mortgage-backed securities	124,905	129,242

Total debt securities available for sale	$371,324	383,782

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2012, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$6,674	(15)	—	—	6,674	(15)
Taxable municipals	862	(11)	—	—	862	(11)
Tax free municipals	—	—	—	—	—	—
Trust preferred securities	—	—	1,422	(578)	1,422	(578)
Mortgage-backed securities:
GNMA	—	—	1,565	(3)	1,565	(3)
FNMA	—	—	—	—	—	—
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	—	—	—	—
AGENCY CMOs	1,860	(12)	—	—	1,860	(12)

Total Available for Sale	$9,396	(38)	2,987	(581)	12,383	(619)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2011, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$20,422	(54)	2,007	(11)	22,429	(65)
Taxable municipal bonds	—	—	—	—	—	—
Tax free municipal bonds	—	—	—	—	—	—
Trust preferred securities	—	—	993	(1,007)	993	(1,007)
Mortgage-backed securities:
GNMA	1,925	(19)	—	—	1,925	(19)
FNMA	—	—	81	(1)	81	(1)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	1,494	(223)	1,494	(223)
AGENCY CMOs	—	—	—	—	—	—

Total Available for Sale	$22,347	(73)	4,575	(1,242)	26,922	(1,315)

At September 30, 2012, securities with a book value of approximately $122.6 million and a market value of approximately $132.6 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $15.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At September 30, 2012, securities with a book and market value of approximately $26.8 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $21.2 million and a market value of $22.0 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5) LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	September 30, 2012	September 30, 2012	December 31, 2011	December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$165,439	30.1%	$171,192	30.2%
Second mortgages (closed end)	5,382	1.0%	6,209	1.1%
Home equity lines of credit	37,962	6.9%	38,694	6.8%
Multi-family	33,243	6.0%	33,739	5.9%
Construction	15,694	2.8%	11,931	2.1%
Land for development	47,189	8.6%	52,338	9.2%
Farmland	38,821	7.1%	34,841	6.1%
Non-residential real estate	133,747	24.3%	148,644	26.2%

Total mortgage loans	477,477	86.8%	497,588	87.6%

Consumer loans	13,094	2.4%	15,110	2.7%
Commercial loans	59,252	10.8%	54,673	9.7%

Total other loans	72,346	13.2%	69,783	12.4%

Total loans, gross	549,823	100.0%	567,371	100.0%

Deferred loan cost, net of income	170		251

Less allowance for loan losses	10,490		11,262

Total loans	$539,503		$556,360

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At September 30, 2012, and December 31, 2011, the Bank’s non-residential real estate, land for development and farmland loan portfolio was made up of the following loan types:

	Balance	Balance
	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
Land & development	$47,189	52,338
Construction	5,933	6,151
Manufacturing	3,861	4,172
Professional and Technical	2,051	2,300
Retail Trade	10,771	12,019
Other Services	17,199	17,767
Finance & Insurance	375	141
Agricultural, Forestry, Fishing & Hunting	38,821	33,473
Real Estate and Rental and Leasing	45,771	50,770
Wholesale Trade	8,569	6,235
Arts, Entertainment & Recreation	3,526	5,309
Accomodations / Food Service	23,025	25,255
Healthcare and Social Assistance	4,614	10,140
Educational Services	25	30
Transportation & Warehousing	1,325	1,638
Information	2,568	2,646
Non-industry	1,089	3,219
Admin Support / Waste Mgmt	3,045	2,220

Total	$219,757	235,823

The allowance for loan losses totaled $10.5 million at September 30, 2012, $11.3 million at December 31, 2011, and $13.5 million at September 30, 2011. The ratio of the allowance for loan losses to total loans was 1.91% at September 30, 2012, 1.98% at December 31, 2011, and 2.33% at September 30, 2011. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
One-to-four family mortgages	$2,795	2,074	1,857
Home equity line of credit	24	134	137
Junior lien	—	101	—
Multi-family	190	—	—
Construction	—	—	—
Land	3,279	1,330	1,331
Non-residential real estate	1,268	2,231	639
Farmland	49	—	—
Consumer loans	59	9	9
Commercial loans	2,160	254	278

Total non-accrual loans	$9,824	6,133	4,251

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended September 30, 2012:

Nine month period ended September 30, 2012	Balance December 31, 2011	Charge off 2012	Recovery 2012	General Provision 2012	Specific Provision 2012	Ending Balance Period Ending September 30, 2012
	(Table in Thousands)
One-to-four family mortgages	$2,640	(282)	77	237	(323)	2,349
Home equity line of credit	408	(65)	5	(15)	1	334
Junior liens	277	(1)	3	(34)	(87)	158
Multi-family	1,201	(416)	—	(648)	576	713
Construction	139	—	—	(11)	279	407
Land	1,332	(1,033)	234	491	930	1,954
Non-residential real estate	3,671	(799)	100	63	638	3,673
Consumer loans	262	(284)	110	151	23	262
Commercial loans	1,332	(206)	10	(68)	(428)	640

	$11,262	(3,086)	539	166	1,609	10,490

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2011:

Year Ended December 31, 2011	Balance December 31, 2010	Charge off 2011	Recovery 2011	General Provision 2011	Specific Provision 2011	Ending Balance Year Ending December 31, 2011
	(Table in Thousands)
One-to-four family mortgages	$1,097	(758)	139	1,687	475	2,640
Home equity line of credit	212	(123)	—	245	74	408
Junior liens	146	(27)	1	79	78	277
Multi-family	2,022	(89)	—	26	(758)	1,201
Construction	657	(353)	—	(91)	(74)	139
Land	865	(308)	30	353	392	1,332
Non-residential real estate	4,025	(2,645)	84	1,114	1,093	3,671
Consumer loans	108	(371)	112	425	(12)	262
Commercial loans	698	(201)	20	305	510	1,332

	$9,830	(4,875)	386	4,143	1,778	11,262

The Company’s general provisions represent the current eight quarter loss history of the Company by loan type. The loss history is weighted using the sum of the quarter digit method, placing more emphasis on the most recent quarterly result and may be further adjusted for any adverse trends in the local or national markets. A negative general provision indicates that the Company’s recent loss history has improved over prior periods or has been specifically reserved for and that lower amounts of general provisions are necessary.

The table below presents past due and non-accrual balances at September 30, 2012, and December 31, 2011, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
September 30, 2012	Performing	Past Due	Loans	Mention	Substandard	Doubful	Total
			(Dollars in Thousands)
One-to-four family mortgages	$154,241	2,240	2,795	1,940	4,223	—	165,439
Home equity line of credit	35,454	55	24	1,202	1,227	—	37,962
Junior liens	4,722	10	—	73	577	—	5,382
Multi-family	20,297	—	190	6,192	6,564	—	33,243
Construction	11,606	—	—	—	4,088	—	15,694
Land	17,540	—	3,279	9,069	17,301	—	47,189
Non-residential real estate	142,193	575	1,317	3,732	24,751	—	172,568
Consumer loans	12,541	86	59	2	406	—	13,094
Commercial loans	49,873	19	2,160	837	6,363	—	59,252

	$448,467	2,985	9,824	23,047	65,500	—	549,823

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing
December 31, 2011					Substandard	Doubtful	Total
			(Dollars in Thousands)
One-to-four family mortgages	$153,375	628	2,074	9,163	5,722	230	171,192
Home equity line of credit	36,528	5	134	1,664	134	229	38,694
Junior liens	4,778	312	101	521	497	—	6,209
Multi-family	20,715	—	—	7,073	5,951	—	33,739
Construction	9,943	107	—	213	1,668	—	11,931
Land	17,570	237	1,330	24,714	7,488	999	52,338
Non-residential real estate	142,190	487	2,231	24,782	13,678	117	183,485
Consumer loans	14,399	28	9	268	386	20	15,110
Commercial loans	45,509	506	254	4,003	4,385	16	54,673

Total	$445,007	2,310	6,133	72,401	39,909	1,611	567,371

All loans listed as 30 – 89 days past due are not performing as agreed. Loans listed as non-accrual may or may not be performing as agreed but have significant weaknesses that makes it doubtful as to whether the loan will continue to perform as agreed. Loans listed as special mention, substandard and doubtful are paying as agreed. However, the customer’s financial statements may indicate weaknesses in their current cash flow, the customer’s industry may be in decline due to current economic conditions, collateral values used to secure the loan may be declining, or the Company may be concerned about the customer’s future business prospects. At September 30, 2012, loans held for sale totaling $2,763,000 were previously classified as non-accrual. Included in loans held for sale is a $760,000 land development loan and a $2.0 million Commercial real estate loan. The sale of both loans settled November 5, 2012.

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

The Company’s annualized net charge off ratios for the nine month periods ended September 30, 2012, September 30, 2011, and the year ended December 31, 2011, were 0.61%, 0.39% and 0.76%, respectively. The ratios of allowance for loan losses to non-accrual loans at September 30, 2012, September 30, 2011, and December 31, 2011, were 106.78%, 318.49%, and 183.62% respectively. The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods ended:

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$11,262	9,830	9,830
Charge offs
One-to-four family mortgages	(282)	(758)	(441)
Home equity line of credit	(65)	(123)	(57)
Junior liens	(1)	(27)	—
Multi-family	(416)	(89)	(89)
Construction	—	(353)	(353)
Land	(1,033)	(308)	(198)
Non-residential real estate	(799)	(2,645)	(572)
Consumer loans	(284)	(371)	(326)
Commercial loans	(206)	(201)	(33)

Total charge offs	(3,086)	(4,875)	(2,069)

Recoveries
One-to-four family mortgages	77	139	136
Home equity line of credit	5	—	—
Junior liens	3	1	1
Multi-family	—	—	—
Construction	—	—	—
Land	234	30	30
Non-residential real estate	100	84	84
Consumer loans	110	112	82
Commercial loans	10	20	2

Total recoveries	539	386	335

Net Charge offs	(2,547)	(4,489)	(1,734)

Provision for loan losses	1,775	5,921	5,445

Ending balance	$10,490	11,262	13,541

Average loan balance, gross	$556,332	575,133	592,417

Ratio of net charge offs to average outstanding loans during the period	0.61%	0.76%	0.39%

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

The Company conducts annual reviews on all loan relationships above one million to ascertain the borrowers continued ability to service their debt as agreed. In addition to the credit relationships mentioned above, management may classify any credit relationship once it becomes aware of adverse credit trends for that customer. Typically, the annual review consists of updated financial statements for borrowers and any guarantors, a review of the borrower’s credit history with the Company and other creditors, and current income tax information.

As a result of this review, management will classify loans based on their credit risk. Additionally, the Company provides a risk grade for all loans past due more than sixty days. The Company uses the following risk definitions for risk grades:

Satisfactory loans of average strength may have some deficiency or vulnerability to changing economic or industry conditions. These customers should have reasonable amount of capital and operating ratios. Secured loans may lack in margin or liquidity. Loans to individuals, perhaps supported in dollars of net worth, but with supporting assets may be difficult to liquidate.

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

Loans classified as Other Loans Especially Mentioned are considered currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan. These credit weaknesses, if not checked or corrected, will weaken the loan or inadequately protect the Bank’s credit position at some future date.

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

A loan is considered to be classified when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually classified loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as classified. At September 30, 2012, December 31, 2011, and September 30, 2011, the Company’s classified loans totaled $75.8 million, $49.3 million and $56.8 million, respectively. At September 30, 2012, December 31, 2011, and September 30, 2011, the Company’s specific reserve for impaired loans totaled $3.6 million, $4.1 million and $6.0 million, respectively.

A summary of the Company’s loans, including their respective regulatory classification and their respective specific reserve at September 30, 2012, is as follows:

		Special	Impaired Loans			Specific Reserve for	Reserve for Performing
September 30, 2012	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$156,358	1,940	7,025	116	165,439	509	1,840
Home equity line of credit	35,510	1,201	1,251	—	37,962	14	320
Junior liens	4,727	74	581	—	5,382	104	54
Multi-family	20,298	6,191	6,754	—	33,243	356	357
Construction	11,606	—	4,088	—	15,694	294	113
Land	17,539	9,070	20,580	—	47,189	888	1,066
Non-residential real estate	142,397	3,809	26,362	—	172,568	1,228	2,445
Consumer loans	12,577	12	505	—	13,094	102	160
Commercial loans	49,892	837	8,523	—	59,252	86	554

Total	$450,904	23,134	75,669	116	549,823	3,581	6,909

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at December 31, 2011, is as follows:

		Special	Impaired Loans			Specific Reserve for	Allowance for Performing
December 31, 2011	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$153,375	9,434	8,153	230	171,192	728	1,912
Home equity line of credit	36,528	1,694	233	239	38,694	131	277
Junior liens	4,778	622	809	—	6,209	180	97
Multi-family	20,715	7,073	5,951	—	33,739	26	1,175
Construction	9,943	213	1,775	—	11,931	14	125
Land	17,570	24,714	9,055	999	52,338	924	408
Non-residential real estate	142,190	25,077	16,101	117	183,485	1,374	2,297
Consumer loans	14,399	268	423	20	15,110	80	182
Commercial loans	45,509	4,009	5,034	121	54,673	623	709

Total	$445,007	73,104	47,534	1,726	567,371	4,080	7,182

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2012, were as follows:

	At September 30, 2012			For the nine month period ended September 30, 2012
Impaired loans with no recorded allowance:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
One-to-four family mortgages	$4,618	4,618	—	6,538	171
Home equity line of credit	976	976	—	787	32
Junior liens	477	477	—	375	22
Multi-family	3,025	3,025	—	3,394	78
Construction	—	—	—	2,562	—
Land	16,967	16,967	—	19,971	289
Non-residential real estate	21,066	21,066	—	21,495	1,038
Consumer loans	115	115	—	62	5
Commercial loans	2,444	2,444	—	2,895	207

Total	$49,688	49,688	—	58,079	1,842

	At September 30, 2012			For the nine month period ended September 30, 2012
Impaired loans with recorded allowance:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
One-to-four family mortgages	$2,523	2,523	509	3,149	108
Home equity line of credit	275	275	14	176	8
Junior liens	104	104	104	331	10
Multi-family	3,729	3,729	356	3,590	178
Construction	4,088	4,088	294	1,460	83
Land	3,613	3,613	888	5,274	145
Non-residential real estate	5,296	5,296	1,228	6,708	271
Consumer loans	390	390	102	217	1
Commercial loans	6,079	6,079	86	4,552	42

Total	$26,097	26,097	3,581	25,457	846

Total impaired loans	$75,785	75,785	3,581	83,536	2,688

On a periodic basis, the Bank may modify the terms of certain loans. In evaluating whether a restructuring constitutes a troubled debt restructuring (TDR), Financial Accounting Standards Board has issued Accounting Standards Update 310 (ASU 310); A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In evaluating whether a restructuring constitutes a TDR, the Bank must separately conclude that both of the following exist:

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

Troubled Debt Restructuring

Due to challenges in the local and national economy that persisted into 2012, the Company has had more of its customers incur financial problems. These customers may request temporary or permanent modification of loans in an effort to avoid foreclosure. The Company analyzes each request separately and grants loan modifications based on the customer’s ability to eventually repay the loan and return to the original loan terms, the customer’s current loan status and the current and projected future value of the Bank’s collateral. Loans that are modified as a result of a customer’s financial distress are classified as Troubled Debt Restructuring (TDR). The classification of a loan as TDR is important in that it indicates that a particular customer may not be past due but represents a credit weakness due to the Bank’s willingness to modify loan terms based on the financial weakness of the borrower. The classification of a loan as a TDR may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin.

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at September 30, 2012 and December 31, 2011, is below:

	September 30, 2012	December 31, 2011
TDR by Loan Type:	(Dollars in Thousands)
One-to-four family mortgages	$2,001	2,521
Home equity line of credit	204	—
Junior lien	—	857
Multi-family	236	—
Construction	3,145	—
Land	4,801	941
Non-residential real estate	2,490	3,367
Farmland	956	—
Consumer loans	8	33
Commercial loans	371	125

Total TDR	14,212	7,844

Less:
TDR in non-accrual status
One-to-four family mortgages	(1,449)	(1,410)
Home equity line of credit	—	—
Junior lien	—	(100)
Multi-family	—	—
Construction	—	—
Land	(2,490)	—
Non-residential real estate	(956)	(1)
Consumer loans	—	(1)
Commercial loans	—	(105)

Total performing TDR	$9,317	6,227

At September 30, 2012, the Company’s level of performing Troubled Debt Restructurings (“TDRs”) was $9.3 million, as compared to $6.2 million at December 31, 2011. A summary of the activity in loans classified as performing TDRs for the nine month period ended September 30, 2012, is as follows:

	Balance at December 31, 2011	New TDR	Loss or Foreclosure	Removed due to performance	Balance at September 30, 2012
	(Dollars in Thousands)
One-to-four family mortgages	1,111	146	—	705	552
Home equity line of credit	—	244	—	40	204
Junior Lien	757	—	—	757	—
Multi-family	—	239	—	3	236
Construction	—	3,145	—	—	3,145
Land	941	4,850	233	757	4,801
Farmland	—	956	—	956	—
Non-residential real estate	3,366	—	453	2,913	—
Consumer loans	32	75	2	97	8
Commercial loans	20	931	10	570	371

Total performing TDR	6,227	10,586	698	6,798	9,317

The following is a summary of the activity in loans classified as performing TDR’s for the twelve month period ended December 31, 2011:

	Balance at December 31, 2010	New TDR	Loss or Foreclosure	Removed due to performance	Balance at December 31, 2011
One-to-four family mortgages	2,751	1,163	401	2,402	1,111
Home equity line of credit	114	—	—	114	—
Junior Lien	—	757	—	—	757
Multi-family	246	—	5	241	—
Construction	203	1,438	1,641	—	—
Land	—	1,475	534	—	941
Farmland	—	—	—	—	—
Non-residential real estate	3,915	1,540	1,228	861	3,366
Consumer loans	69	27	9	55	32
Commercial loans	700	102	235	547	20

Total performing TDR	7,998	6,502	4,053	4,220	6,227

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

At September 30, 2012, December 31, 2011, and September 30, 2011, the Company had balances in other real estate assets owned and problem loans consisting of the following:

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
One-to-four family mortgages	$147	480	218
Multi-family	—	905	2,507
Construction	216	465	535
Land	275	248	665
Non-residential real estate	43	160	635
Consumer loans	—	9	1

Total other assets owned	$681	2,267	4,561

Total non-accrual loans	$9,824	6,133	4,251

Total non-performing assets	$10,505	8,400	8,812

Non-performing asset / Total assets	1.05%	0.81%	0.83%

The following is a summary of the activity in the Company’s real estate and other assets owned for the nine month period ending September 30, 2012:

	Balance	Activity During 2012		Reduction	Gain (Loss)	Balance
	12/31/2011	Foreclosures	Sales	in Values	on Sale	9/30/2012
	(Dollars in Thousands)
One-to-four family mortgages	$480	658	(855)	(107)	(29)	147
Multi-family	905	—	(875)	—	(30)	—
Construction	465	—	(235)	—	(14)	216
Land	248	383	(269)	(68)	(19)	275
Non-residential real estate	160	63	(160)	(20)	—	43
Consumer assets	9	—	(9)	—	—	—

Total	$2,267	1,104	(2,403)	(195)	(92)	681

(7) INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At September 30, 2012	At December 31, 2011
Asset - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income

	Three Month Periods Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
Income – interest income from subordinated debenturesissued by HopFed Bancorp, Inc.	$93	91	$282	265

Net income	$93	91	$282	265

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2011	$10,000	310	—	10,310
Net income	—	—	282	282
Dividends:
Trust preferred securities	—	—	(274)	(274)
Common paid to HopFed Bancorp, Inc.	—	—	(8)	(8)

Ending balances, September 30, 2012	$10,000	310	—	10,310

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2012	Total carrying Value in the Consolidated Balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$348,877	—	347,455	1,422
Bank owned life insurance	9,373	—	9,373	—

Liabilities
Interest rate swap	1,220	—	1,220	—

December 31, 2011	Total carrying Value in the Consolidated Balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
Available for sale securities	$383,782	—	382,789	993
Bank owned life insurance	9,135	—	9,135	—

Liabilities
Interest rate swap	1,297	—	1,297	—

The assets measured at fair value on a non-recurring basis are summarized below for September 30, 2012:

September 30, 2012	Total carrying Value in the Consolidated Balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate owned	$681	—	—	$681

Impaired loans, net of reserve of $3,581	$72,204	—	—	$72,204

The assets measured at fair value on a non-recurring basis are summarized below for December 31, 2011:

December 31, 2011	Total carrying value in the consolidated balance sheet	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	at December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate owned	$2,258	—	—	$2,258
Other assets owned	9	—	—	9
Impaired loans, net of reserve of $4,080	45,180	—	—	45,180

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine month periods ended September 30, 2012, and September 30, 2011, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2012		2011
Nine month period ended September 30,	Available for Sale Securities	Liabilities	Available for Sale Securities	Liabilities
		(Dollars in Thousands)
Fair value, January 1,	$993	—	$1,277	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at September 30,	429	—	(231)	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, September 30,	$1,422	—	$1,046	—

The estimated fair values of financial instruments were as follows at September 30, 2012:

			Estimated Fair Value Measurement at September 30, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$50,042	50,042	$50,042	—	—
Interest-earning deposits	7,661	7,661	7,661	—	—
Securities available for sale	348,877	348,877	—	347,455	1,422
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Commercial real estate held for sale	2,763	2,763	—	2,763	—
Loans receivable	539,503	573,132	—	—	573,132
Accrued interest receivable	5,333	5,333	—	5,333	—
Bank owned life insurance	9,373	9,373	—	9,373	—
Financial liabilities:
Deposits	769,256	780,206	298,496	481,710	—
Advances from borrowers for taxes and insurance	639	639	—	—	633
Advances from Federal Home Loan Bank	44,222	48,655	—	48,655	—
Repurchase agreements	42,799	44,252	26,799	17,453	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,220	1,220	—	1,220	—

The estimated fair values of financial instruments were as follows at December 31, 2011:

			Estimated Fair Value Measurement at December 31, 2011 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$44,389	44,389	$44,389	—	—
Interest-earning deposits	4,371	4,371	4,371	—	—
Securities available for sale	383,782	383,782	—	382,789	993
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	556,360	585,734	—	—	585,734
Accrued interest receivable	6,183	6,183	—	6,183	—
Bank owned life insurance	9,135	9,135	—	9,135	—
Financial liabilities:
Deposits	800,095	811,415	280,107	531,308	—
Advances from borrowers for taxes and insurance	153	153	—	—	153
Advances from Federal Home Loan Bank	63,319	69,206	3,000	66,287	—
Repurchase agreements	43,080	44,969	27,080	17,889	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,297	1,297	—	1,297	—

(9) ISSUANCE OF SHARES

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

On September 22, 2010, and September 21, 2011, the Board of Directors declared a 2% common stock dividend to be paid to shareholders of record on September 30, 2010 and October 3, 2011, respectively. As a result of the common stock dividends, total shares outstanding increased by 143,458 at September 30, 2010, and 146,485 on October 3, 2011. In addition, the Company is obligated to adjust the number and strike price of warrants issued to the United States Treasury under the Capital Purchase Program. At November 10, 2012, the warrant balance is 253,666 shares and the warrant strike price is $10.88.

(10) STOCK OPTIONS

At September 30, 2012, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At September 30, 2012, the Company can no longer issue options under this plan. The remaining 20,808 options are fully vested and outstanding until June 1, 2014, with an exercise price of $16.67 per share.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three and nine month periods ended September 30, 2012, or the year ended December 31, 2011.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At September 30, 2012, and December 31, 2011, the cost of the Bank to terminate the cash flow hedge was approximately $1,220,000 and $1,297,000, respectively.

(12) REGULATORY AGREEMENT

On April 30, 2010, the Company and the Bank each entered into an informal Memorandum of Understanding (MOU) with its primary regulator at that time, the Office of Thrift Supervision (OTS). On October 11, 2012, the Office of the Comptroller of the Currency terminated the MOU with the Bank. At this time, the MOU between the Company and the Federal Reserve Bank remains in effect.

The Company’s MOU requires us to obtain prior written approval prior to the declaration of a common stock dividend, borrow money from any source and pay a cash dividend to the Bank. The Company may continue to pay other normal operating expenses, and may pay interest on HopFed Capital Trust 1 and dividends on preferred stock held by the United States Department of Treasury without regulatory approval if the Bank maintains a Tier 1 Capital Ratio of 8.00% and a Total Risk Based Capital Ratio of 12.00%. At September 30, 2012, the Company’s Tier 1 Ratio was 12.33% and its Total Risk Based Capital was 22.31%.

The Board of Directors and management of the Company have taken various actions to comply with the terms and conditions of the MOU, and will continue to take all actions believed to be necessary for compliance. The Board and management will continue to work closely with the Federal Reserve in order to comply with the terms and conditions of the MOU.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States of America generally accepted accounting principles (U.S. GAAP) and international Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide consistent definition of the fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was effective for reporting periods ending after March 30, 2012, and was applied prospectively. The implementation of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements of income, condition and cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2012, and December 31, 2011, and for the three and nine month periods ended September 30, 2012, and September 30, 2011, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2011 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2012, and December 31, 2011

At September 30, 2012, total assets decreased $44.1 million, to $996.7 million, as compared to December 31, 2011, due to lower levels of available for sale investments. Management has liquidated investments to fund the reduction in higher costing borrowings, retail time deposits and brokered deposits. Securities available for sale declined from $383.8 million at December 31, 2011, to $348.9 million at September 30, 2012. At September 30, 2012, and December 31, 2011, securities classified as “available for sale” had an amortized cost of $332.2 million and $371.3 million, respectively.

The Company ownership of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost totaled $4.4 million at December 31, 2011, and September 30, 2012. Total Federal Home Loan Bank “FHLB” borrowings decreased $19.1 million, from $63.3 million at December 31, 2011, to $44.2 million at September 30, 2012. The reduction in FHLB advances were funded by the liquidation of investment securities, many of which were experiencing increased prepayment speeds due to the Federal Reserve Bank’s decision to utilize quantitative easing (“QE 3”) in an attempt to stimulate economic activity. Total repurchase balances decreased from $43.1 million at December 31, 2011, to $42.8 million at September 30, 2012.

Net loans totaled $539.5 million and $556.4 million at September 30, 2012, and December 31, 2011, respectively. Loan demand remains tepid. Given the current weakness in the economy, the Company remains highly selective in both its underwriting standards and types of loans being originated.

At September 30, 2012, deposits decreased to $769.3 million from $800.1 million at December 31, 2011, due to a $45.4 million reduction in time deposits. At September 30, 2012, non-interest checking account balances increased to $88.5 million, or 11.5% of total deposits. The average cost of all deposits during the three and nine month periods ended September 30, 2012, was 1.36% and 1.38%, respectively, as compared to 1.71% and 1.79% for the three and nine month periods ended September 30, 2011, respectively, and 1.72% for the year ended December 31, 2011. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given weak loan demand and poor investment alternatives, the Company has chosen to reduce its balances of higher costing time deposits.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2012 and 2011.

Net Income. The Company’s net income available to common shareholders was $2.2 million for the nine month period ended September 30, 2012, as compared to a net loss attributable to common shareholders of $180,000 for the nine month period ended September 30, 2011. The Company’s results for the nine month period ended September 30, 2011, were negatively affected by a $5.4 million provision for loan loss expense, as compared to a $1.8 million provision expense for the nine month period ended September 30, 2012.

Net Interest Income. Net interest income for the nine month period ended September 30, 2012, was $19.4 million, as compared to $20.7 million for the nine month period ended September 30, 2011. The decline in net interest income for the nine months ended September 30, 2012, as compared to September 30, 2011, was due to a $34.4 million decline in the average balance of loans outstanding and $480,000 in FHLB prepayment penalties. The decline in loans outstanding was partially offset by both lower deposit rates, a decrease in the average balance of FHLB advances and an increased level of non-interest bearing deposit balances.

For the nine months ended September 30, 2012, the average yield on loans was 5.53%, as compared to 5.81% for the nine month period ended September 30, 2011. For the nine month period ended September 30, 2012, income on taxable securities declined to $6.8 million, from $8.0 million for the nine month period ended September 30, 2011. For the nine month period ended September 30, 2012, the average balance of taxable securities increased by $25.0 million as compared to the nine month period ended September 30, 2011, while the average balance of tax free municipal securities increased by $837,000.

For the nine month period ended September 30, 2012, the yield on taxable securities was 2.82%, compared to 3.59% for the nine-month period ended September 30, 2011. The decline in yields on taxable securities is the result of lower available yields on currently available investments as well as a decision by management to increase the portfolio’s allocation of adjustable rate securities. In addition, the investment portfolio has experienced an increase in prepayments on amortizing loans. The increased level of cash flow acts to reduce both current yields as well as increasing the amount of premium amortization on bonds.

For the nine month period ended September 30, 2012, the tax equivalent yield on tax free securities was 4.91%, compared to 5.07% for the nine-month period ended September 30, 2011. The yield on tax free securities has held relatively constant due to the relative stability in both the size and composition of the portfolio. Furthermore, lower yields on new purchases can be partially offset by a lower cost of funds, reducing the Company’s TEFRA tax effect.

For the nine month periods ended September 30, 2012, and September 30, 2011, the Company’s cost of interest bearing liabilities was 1.88% and 2.17%, respectively. The Company’s decision to incur $480,000 in FHLB prepayment fees increased our cost of interest bearing liabilities by 0.07%. The lower cost of interest bearing liabilities was the result of lower short term interest rates. At September 30, 2012, and September 30, 2011, the Company’s net interest margin was 2.84% and 3.01%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine-month periods ended September 30, 2012, and September 30, 2011. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $798,000 for September 30, 2012, and $810,000 for September 30, 2011, for a tax equivalent rate using a cost of funds rate of 2.00% for September 30, 2012, and 2.20% for September 30, 2011. The table adjusts tax-free loan income by $7,000 for September 30, 2012, and $27,000 for September 30, 2011, for a tax equivalent rate using the same cost of funds rate:

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	9/30/2012	9/30/2012	9/30/2012	9/30/2011	9/30/2011	9/30/2011
	(Dollars in Thousands, Except Percentages)
Loans	$545,464	$22,624	5.53%	$579,888	$25,281	5.81%
Investments AFS taxable	322,091	6,823	2.82%	297,112	8,003	3.59%
Investment AFS tax free	67,714	2,493	4.91%	66,877	2,543	5.07%
Interest earning deposits	14,918	20	0.18%	8,666	13	0.15%

Total interest earning assets	950,187	31,960	4.48%	952,543	35,840	5.02%

Other assets	87,878			121,080

Total assets	$1,038,065			$1,073,623

Retail time deposits	$444,553	6,538	1.96%	$470,894	8,608	2.44%
Brokered deposits	52,558	754	1.91%	84,139	1,222	1.94%
Now accounts	145,015	888	0.82%	137,961	1,256	1.21%
MMDA and savings accounts	73,983	99	0.18%	67,369	93	0.18%
FHLB borrowings	61,336	2,155	4.68%	72,557	1,946	3.58%
Repurchase agreements	40,968	721	2.35%	39,676	668	2.24%
Subordinated debentures	10,310	553	7.15%	10,310	551	7.13%

Total interest bearing liabilities	828,723	11,708	1.88%	882,906	14,344	2.17%

Non-interest bearing deposits	82,800			72,216
Other liabilities	5,717			4,905
Shareholders equity	120,825			113,596

Total liabilities and shareholder equity	$1,038,065			$1,073,623

Net interest income		$20,252			$21,496

Interest rate spread			2.60%			2.85%

Net interest margin		2.84%			3.01%

Interest Income. For the nine month periods ended September 30, 2012, and September 30, 2011, the Company’s total interest income was $31.2 million and $35.0 million, respectively. As our loan demand has slowed down, the Company continues to have a greater dependency on investment income. The average balance of loans receivable declined from $579.9 million for the nine months ended September 30, 2011, to $545.5 million for the nine month period ended September 30, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 107.89% for the nine month period ended September 30, 2011, to 114.66% for the nine month period ended September 30, 2012.

Interest Expense. Interest expense declined approximately $2.6 million for the nine month period ended September 30, 2012, as compared to September 30, 2011. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 2.44% for the nine month period ended September 30, 2011, to 1.96% for the nine months ended September 30, 2012. Over the same period, the average balance of interest bearing retail time deposits declined $26.3 million, from $470.9 million for the nine months ended September 30, 2011, to $444.6 million for the nine months ended September 30, 2012.

The average cost of brokered deposits remained relatively stable during the nine month period ended September 30, 2012, at 1.91% as compared to 1.94% for the nine month period ended September 30, 2011. Over the same period, the average balance of brokered deposits declined $31.5 million to $52.6 million for the nine month period ended September 30, 2012. For the nine month period ended September 30, 2012, the Company’s total cost of deposits was 1.38% as compared to 1.79% for the nine month period ended September 30, 2011.

The average balance of funds borrowed from the FHLB declined $11.3 million, from $72.6 million for the nine months ended September 30, 2011, to $61.3 million for the nine month period ended September 30, 2012. The average cost of borrowed funds from the FHLB was 3.58% for the nine months ended September 30, 2011, and 4.68% for the nine months ended September 30, 2012, as prepayment penalties added 1.04% to FHLB borrowings for the nine months ended September 30, 2012. The average balance of repurchase agreements increased from $39.7 million for the nine months ended September 30, 2011, to $41.0 million for the nine months ended September 30, 2012. The average cost of repurchase agreements increased from 2.24% for the nine months ended September 30, 2011, to 2.35% for the nine months ended September 30, 2012.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.8 million in provision for loan loss was required for the nine months ended September 30, 2012, compared to a $5.4 million in provision for loan loss expense for the nine months ended September 30, 2011.

Non-Interest Income. There was a $311,000 decrease in non-interest income in the nine month period ended September 30, 2012, as compared to the same period in 2011. The decline in non-interest income was largely the result of a $679,000 decline in gains realized on the sale of investments. For the nine month period ended September 30, 2012, the Company earned $684,000 in mortgage origination income, as compared to $425,000 during the nine month period ended September 30, 2011, as lower mortgage rates spurred refinancing activity. For the nine month period ended September 30, 2012, the Company earned $778,000 in financial services commission, as compared to $691,000 in income for the nine month period ended September 30, 2011.

For the nine month period ended September 30, 2012, income from service charges and merchant card income increased by $95,000 as compared to the nine month period ended September 30, 2011, due to a higher number of checking accounts opened which offset the loss of income due to regulatory changes.

Non-Interest Expenses. There was a $503,000 decline in total non-interest expenses in the nine-month period ended September 30, 2012, as compared to the same period in 2011. The most significant change in non-interest expenses for the nine month period ended September 30, 2012, was a $1.4 million decline in losses incurred on the sale of other real estate owned as compared to the same nine month period in 2011. This expense has declined due to the Company’s continued success in reducing the balance of other real estate owned.

For the nine months ended September 30, 2012, salaries and benefits expense increased by $528,000 over the nine month period ended September 30, 2011. For the nine month period ended September 30, 2012, other expenses increasing more than $200,000 as compared to the same period in 2011 including professional services which increased by $334,000 and other operating expenses which increased by $621,000 as compared to the same period in 2011. The most significant reason for the increases in non-interest expenses was the increased regulatory requirements placed on the Company.

Income Taxes. The effective tax rate for the nine-month period ended September 30, 2012, was 18.0%, compared to an effective tax rate of 38.8% for the nine-month period ended September 30, 2011. The Company’s income tax rate remains low due to the amount of tax free income as well as a relatively low level of pre-tax income.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2012 and 2011.

Net Income. The Company’s net income available to common shareholders was $819,000 for the three month period ended September 30, 2012, as compared to net income available to common shareholders of $1,368,000 for the three month period ended September 30, 2011.

Net Interest Income. Net interest income for the three month period ended September 30, 2012, was $5.9 million, as compared to $6.9 million for the three month period ended September 30, 2011. The decline in net interest income for the three month period ended September 30, 2012, compared to September 30, 2011, was primarily due to a $27.8 million decline in the average balance of loans outstanding and $480,000 of FHLB prepayment penalties incurred. As a result of the changes in deposits, the Company’s average cost of all deposits declined from 1.71% for the three month period ended September 30, 2011, to 1.36% for the three month period ended September 30, 2012, resulting in a $903,000 decline in interest expense on deposits.

For the three months ended September 30, 2012, the average yield on loans was 5.48%, as compared to 5.87% for the three month period ended September 30, 2011. For the three month period ended September 30, 2012, income on taxable securities declined to $2.0 million, from $2.6 million for the three month period ended September 30, 2011. For the three month period ended September 30, 2012, the average balance of taxable securities increased by $5.2 million as compared to the three month period ended September 30, 2011 while the average balance of tax free securities increased by $4.7 million over the same period.

For the three month period ending September 30, 2012, the yield on taxable securities was 2.61%, as compared to 3.40% for the three-month period ended September 30, 2011. The decline in yields on taxable securities is the result of lower available yields on currently available investments, a decision by management to increase the portfolio’s allocation of adjustable rate securities and an increase in the prepayments on securities, resulting in high premium amortizations and lower reinvestment rates.

For the three month period ended September 30, 2012, the tax equivalent yield on tax free securities was 4.87%, compared to 4.83% for the three-month period ended September 30, 2011. The yield on tax free securities has held relatively constant due to the relative stability in both the size and composition of the portfolio. Furthermore, lower yields on new purchases can be partially offset by a lower cost of funds, reducing the Company’s TEFRA tax effect.

For the three month periods ended September 30, 2012 and September 30, 2011, the Company’s cost of interest bearing liabilities was 2.03% and 2.10%, respectively. At September 30, 2012, and September 30, 2011, the Company’s net interest margin was 2.67% and 3.00%, respectively. For the three month period ended September 30, 2012, the Company’s cost of interest bearing liabilities was 0.24% higher and its net interest margin 0.24% lower due to the presence of $480,000 in FHLB prepayment penalties.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended September 30, 2012, and September 30, 2011. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $273,000 for September 30, 2012, and $250,000 for September 30, 2011, for a tax equivalent rate using a cost of funds rate of 2.00% for September 30, 2012, and 2.00% for September 30, 2011. The table adjusts tax-free loan income by $2,000 for September 30, 2012, and $7,000 for September 30, 2011, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2012	Income & Expense 9/30/2012	Average Rates 9/30/2012	Average Balance 9/30/2011	Income & Expense 9/30/2011	Average Rates 9/30/2011
	(Dollars in Thousands, Except Percentages)
Loans	$540,811	$7,405	5.48%	$568,600	$8,339	5.87%
Investments AFS taxable	308,578	2,014	2.61%	303,384	2,581	3.40%
Investment AFS tax free	69,420	846	4.87%	64,712	782	4.83%
Interest earning deposits	10,555	6	0.23%	12,720	5	0.16%

Total interest earning assets	929,364	10,271	4.42%	949,416	11,707	4.93%

Other assets	87,537			118,896

Total assets	$1,016,901			$1,068,312

Retail time deposits	$430,568	2,064	1.92%	$475,287	2,773	2.33%
Brokered deposits	49,181	258	2.10%	76,557	374	1.95%
Now accounts	140,424	285	0.81%	133,022	358	1.08%
MMDA and savings accounts	75,031	33	0.18%	68,913	38	0.22%
FHLB borrowings	58,962	1,017	6.90%	70,575	625	3.54%
Repurchase agreements	39,093	236	2.41%	39,323	238	2.42%
Subordinated debentures	10,310	185	7.18%	10,310	186	7.22%

Total interest bearing liabilities	803,569	4,078	2.03%	873,987	4,592	2.10%

Non-interest bearing deposits	84,079			74,077
Other liabilities	6,284			4,983
Stockholders’ equity	122,969			115,265

Total liabilities and stockholders’ equity	$1,016,901			$1,068,312

Net interest income		$6,193			$7,115

Interest rate spread			2.39%			2.83%

Net yield on interest earning assets		2.67%			3.00%

Interest Income. For the three month periods ended September 30, 2012, and September 30, 2011, the Company’s total interest income was $10.0 million and $11.5 million, respectively. Loan demand remains weak and the Company has reduced the amount of investments available for sale to fund the decline in both FHLB loan balances and time deposits. The average balance of loans receivable declined from $568.6 million for the three months ended September 30, 2011, to $540.8 million for the three month period ended September 30, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 108.63% for the three months ended September 30, 2011, to 115.65% for the three months ended September 30, 2012 as the Company reduced the average size of its balance sheet.

Interest Expense. Interest expense declined approximately $500,000 for the three months ended September 30, 2012, as compared to September 30, 2011. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits but was partially offset by the $480,000 in FHLB prepayment penalties. The average cost of interest-bearing retail time deposits declined from 2.33% for the three month period ended September 30, 2011, to 1.92% for the three months ended September 30, 2012. Over the same period, the average balance of interest bearing retail time deposits declined $44.7 million, from $475.3 million for the three months ended September 30, 2011, to $430.6 million for the three months ended September 30, 2012. In the three month period ended December 31, 2012, the Company has $96.8 million in time deposits scheduled to mature with a weighted average cost of approximately 2.00%.

The average cost of brokered deposits increased from 1.95% for the three months ended September 30, 2011, to 2.10% for the three months ended September 30, 2012, as lower costing deposits have matured and not been renewed. Over the same period, the average balance of brokered deposits declined $27.4 million to $49.2 million for the three month period ended September 30, 2012. For the three month period ended September 30, 2012, the Company’s total cost of deposits was 1.36%, as compared to 1.71% for the three month period ended September 30, 2011.

The average balance of funds borrowed from the FHLB declined $11.6 million, from $70.6 million for the three months ended September 30, 2011, to $59.0 million for the three month period ended September 30, 2012. The average cost of borrowed funds from the FHLB was 3.54% for the three months ended September 30, 2011, and 6.90% for the three months ended September 30, 2012. For the three month period ended September 30, 2012, borrowing cost would have been 3.64% excluding FHLB prepayment penalties. The average balance of repurchase agreements decreased from $39.3 million for the three months ended September 30, 2011, to $39.1 million for the three months ended September 30, 2012. The average cost of repurchase agreements decreased from 2.42% for the three months ended September 30, 2011, to 2.41% for the three months ended September 30, 2012.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $506,000 in provision for loan loss was required for the three months ended September 30, 2012, compared to a $475,000 in provision for loan loss expense for the three months ended September 30, 2011.

Non-Interest Income. There was a $384,000 decrease in non-interest income in the three months ended September 30, 2012, as compared to the same period in 2011. The decrease in non-interest income was largely the result of a $303,000 reduction in gains realized on the sale of available for sale securities as management sold selective securities to fund liquidations in FHLB advances, brokered and higher cost time deposits. For the three month period ended September 30, 2012, the Company earned $218,000 in mortgage origination income as compared to $295,000 during the three month period ended September 30, 2011. For the three month periods ended September 30, 2012 and 2011, income from service charges and merchant card income was $1.2 million, respectively as the presence of higher checking account balances was offset by the negative effects of increased regulations on service charge income.

Non-Interest Expenses. For the three-month period ended September 30, 2012, and September 30, 2011, total non-interest expenses declined by $156,000. For the three months ended September 30, 2012, salaries and benefits expense increased by $138,000, professional services expenses increased by $142,000 and other operating expenses increased by $157,000 over the three month period ended September 30, 2011. For the three month period ended September 30, 2012, no other operating expenses increased by more than $100,000 as compared to the three month period ended September 30, 2011. The most significant reduction non-interest expenses for the three month period ended September 30, 2012, as compared to the three month period ended September 30, 2011, is a $502,000 reduction in losses on the sale of other real estate owned.

Income Taxes. The effective tax rate for the three-month period ending September 30, 2012, was 19.7% as compared to 35.8% for the three month period ended September 30, 2011.

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

At September 30, 2012, the company brokered deposits consisted of the following:

Date Issued	Interest Rate	Current Balance	Maturity Date		Call Option
10/16/2009	2.30%	$3,011,000	10/16/2012
3/3/2010	1.75%	2,032,000	3/4/2013
1/22/2010	2.20%	3,092,000	7/22/2013
3/2/2010	2.00%	3,204,000	9/2/2013
9/22/2010	1.15%	2,144,000	3/22/2014
7/1/2011	1.00%	3,000,000	5/1/2014
8/11/2009	3.00%	5,095,000	8/11/2014
7/9/2012	0.54%	3,159,000	1/9/2015
7/27/2012	0.70%	3,590,000	7/27/2015	[1]
12/21/2010	1.70%	805,000	12/21/2015
1/3/2011	1.00%	1,874,000	1/3/2016	[1]
9/21/2012	0.60%	2,500,000	1/21/2016
7/9/2012	0.70%	2,309,000	3/9/2016
3/17/2011	2.25%	1,500,000	3/17/2016
10/13/2011	1.35%	2,086,000	10/13/2016	[1]
3/9/2012	1.00%	3,044,000	12/9/2016	[1]
7/9/2012	0.98%	1,446,000	1/9/2017
7/27/2012	0.50%	1,496,000	7/27/2017
9/22/2011	1.00%	2,127,000	9/22/2017	[1]
10/6/2010	1.25%	540,000	10/6/2020	[1]

	1.44%	$48,054,000

(1)	Denotes brokered deposit with rising rate feature in which the company has an option to call the deposit at specific intervals.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At September 30, 2012, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2012:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Tier 1 Leverage	$122,826	12.33%	$106,947	10.91%
Tier 1 Risk based	$122,826	21.09%	$106,947	18.46%
Total Risk Based Capital	$130,115	22.31%	$114,229	19.72%

At September 30, 2012, the Bank had outstanding commitments to originate loans totaling $15.0 million and undisbursed commitments on loans outstanding of $67.9 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from September 30, 2012, totaled $268.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2012, the Bank has pledged all eligible 1-4 family first mortgages and non-residential real estate loans that may be pledged under this agreement.

At September 30, 2012, the Company has outstanding borrowings of $44.2 million from the FHLB with maturities ranging from March 2016 to January 2019. In the three month period ended September 30, 2012, the Company liquidated $20.0 million in FHLB advances and recognized prepayment penalties of approximately $480,000. A schedule of FHLB borrowings at September 30, 2012, is provided below:

Outstanding Balance	Rate	Maturity	Note
	(Dollars in thousands)
$ 4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
13,222	3.13%	01/01/19	Monthly principal payments

$44,222	4.09%	5.1 years	Weighted average life

At September 30, 2012, the Company had $65.5 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million and $8 million in overnight borrowing capacity from the Company’s correspondent bank.

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

At September 30, 2012, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$762
Unused home equity lines of credit	$28,383
Unused commercial lines of credit	$39,535
Commitments to originate loans	$14,987

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

The Company’s analysis at September 30, 2012, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s net interest income analysis at September 30, 2012, for the twelve month period ending September 30, 2013, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars in Thousands)
Net interest income	$26,169	$26,834	$27,213	$27,643	$28,160

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2012.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the nine month period ended September 30, 2012, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2012, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings. An individual has filed a lawsuit against Heritage Bank, our thrift subsidiary, in a Tennessee court. The lawsuit alleges that Heritage Bank did not provide adequate disclosures as to fees assessed for a non-customer using Heritage Bank’s automated teller machines (“ATM’s). The plaintiff is seeking unspecified damages, pre-judgment cost and attorney fees. The Company and the Bank are aggressively contesting the allegations made in the lawsuit. Based on our current knowledge, neither the Company nor the Bank believe that any liability arising from this matter will have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine month periods ended September 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 31, 2012 and 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the nine month periods ended September 30, 2012 and 2011 (unaudited), (v) Consolidated Condensed Statement of Stockholders’ Equity for the nine month period ended September 30, 2012 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 14, 2012	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 14, 2012	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer