Form 10-K
period 2012-12-31
HOPFED BANCORP INC
filed 2013-03-29
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4155 Lafayette Road, Hopkinsville, KY	42240
(Address of principal executive offices)	(Zip Code)

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($7.20 per share) at which the stock was sold on June 29, 2012, was approximately $51,961,946. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 29, 2013, 7,503,039 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2012.

Part III:

Portions of the definitive proxy statement for the 2013 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

In February 1998, HopFed Bancorp, Inc. (the “Corporation”) issued and sold 4,033,625 shares of common stock, par value $.01 per share (the “Common Stock”), in connection with the conversion of Hopkinsville Federal Savings Bank (the “Bank”) from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank’s capital stock to the Corporation. The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Corporation and the issuance and sale of the Common Stock are collectively referred to herein as the “Conversion.” In June of 2010, the Corporation issued and sold 3,333,334 shares of common stock, par value $0.01 per share in connection with a common stock offering. In July 2010, the Corporation issued and sold an additional 250,000 shares of common stock. Both sales were completed at an offering price of $9.00 per share ($8.55 net of expenses). After underwriting fees and selling expenses, the Corporation received additional capital proceeds of approximately $30.4 million. The consolidated results of the Bank and the Corporation are referred to as the Company.

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

As a holding company, the Corporation has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. On February 12, 2013, the Company announced the acquisition of Sumner Bank & Trust (“Sumner”) in Gallatin, Tennessee. The rationale and a discussion of this acquisition is further detailed beginning of page 3 of this report. The Company continues to view acquisitions in higher growth markets as a cost effective means of growth given the current market prices for institutions in our market area.

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

Growth Opportunities

For the three year period ended December 31, 2012, the Company’s loan portfolio shrank by approximately $115.5 million. There were many factors that resulted in the Company’s negative loan growth over this period. In 2010, the deployment of more than 15,000 troops from nearby Fort Campbell, Kentucky to Afghanistan resulted in a reduced level of economic activity, lower sales for merchants, weaker demand for most goods and services and reduced tax collections. Furthermore, the deployment of troops occurred during a time of a national recession, further exasperating the weakness in the local economy. In late 2008, management’s decision to dramatically scale back construction and development lending also led to lower loan balances but an improved risk profile. At December 31, 2009, construction and land development loans totaled $97.7 million, as compared to $64.8 million at December 31, 2012.

Another important factor inhibiting lending growth was the presence of a Memorandum of Understanding and Agreement (MOU) originally between the Board of Directors of the Company and the OTS, the Company’s and Banks former regulator. The MOU required the Bank to limit the growth of specific types of lending, including commercial real estate lending. In 2010 and 2011, the MOU’s limitation on commercial real estate made it more difficult for the Bank to experience positive loan growth. The MOU’s limitation on commercial real estate lending was focused on the OTS definition of commercial real estate loan concentrations. In October 2012, the Office of the Comptroller of the Currency (“OCC”), the Bank’s current primary regulator, terminated the Bank’s MOU. In November of 2012, the Federal Reserve Bank (“FRB”) likewise terminated the MOU for the Company. We view the termination of both MOU’s as a positive development as we seek future growth opportunities.

In response to the decline in loans balance outstanding, the Company has sought to reduce the level and cost of its interest bearing liabilities. At April 30, 2010, the Company had brokered deposits totaling $104.0 million as compared to $44.5 million at December 31, 2012. The Company has also reduced the balance of Federal Home Loan Bank (“FHLB”) borrowings from $81.9 million at December 31, 2010, to $43.7 million at December 31, 2012. The reduction of FHLB borrowings include early repayments of $16.0 million in borrowings in September of 2012 resulting in $480,000 in prepayment penalties. In addition to reducing our level of wholesale funding, the Company’s funding mix has significantly improved, resulting in lower interest cost. At December 31, 2012, total time deposits (including brokered) were $437.1 million, a decline of $82.9 million as compared to December 31, 2011. Since December 31, 2010, total time deposits have declined by $117.9 million and total deposits have declined by $67.1 million during the same two year period.

The Company’s rural markets suffered a severe drought in 2012, reducing the average yield on corn from 180 bushels per acre to less than 40 bushels per acre. Soybean and wheat fared better as yields were close to historical norms. Despite poor corn yields, the agriculture sector remained stable due to strong commodity prices and the presence of crop insurance. Land prices continue to rise and the industry remains optimistic with 2013 land under production remaining near historically high levels.

The Clarksville, Montgomery County, Tennessee (“Clarksville”) market suffered a recent setback with the announcement that the Hemlock Semiconductor plant (production was scheduled to begin in late 2012) would not begin production due to the market conditions surrounding the solar industry. The Company terminated approximately 300 employees but the bigger loss is the anticipated growth in employment and economic activity that will not occur in the near future. Hemlock’s statement indicated that they were committed to production in Clarksville but must wait for the solar market to improve. No date was given for the beginning of production.

Despite the setback discussed above, management views Clarksville as the most vibrant market currently served by the Company. The table below is a summary of selected information from the 2010 U.S. Census related to the Company’s current market area:

	2010 Census Est Population	Population Change 2000- 2010	Median Household Income	Median Value Owner occupied housing units

Christian (Hopkinsville)	73,955	2.3%	$37,061	$95,500
Marshall	31,448	4.4%	$43,326	$96,900
Calloway	37,191	8.8%	$39,194	$105,300
Todd	12,460	4.1%	$36,989	$79,700
Trigg	14,339	13.8%	$41,825	$98,300
Fulton	6,813	–12.1%	$31,965	$55,300
Mongomery (Clarksville)	172,331	27.9%	$48,930	$129,400
Cheatham	39,105	9.0%	$52,585	$155,900
Houston	8,486	4.2%	$33,738	$87,900

In conducting an analysis of this data, Clarksville is the only market currently served by the Company with a 10 year population growth rate of more than 10% and a total population of more than 15,000. Only two markets, Clarksville and Cheatham County, have median household incomes greater than $43,500 per year, which is the approximate median household income in Tennessee and Kentucky and less that the $51,900 median household income in the United States. The population of the Company’s current footprint is approximately 400,000.

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2009, 2010, 2011, and 2012, according to information provided by the FDIC market Share Report:

	At June 30
	2009	2010	2011	2012

Calloway	14.0%	17.4%	16.2%	15.3%
Christian	22.8%	28.4%	26.2%	22.5%
Fulton	58.9%	58.2%	56.4%	53.9%
Marshall	14.3%	14.6%	15.0%	14.9%
Cheatham	14.9%	14.8%	16.9%	17.8%
Montgomery	2.9%	3.2%	3.0%	3.0%

In addition to the Clarksville market, management views promising opportunities for growth in the midsize metropolitan markets near the Company’s current locations. Highly desirable markets include Bowling Green, Kentucky, Hardin, Kentucky, Louisville, Kentucky, and Nashville, Tennessee. These markets provide desirable demographic and growth opportunities as compared to the Company’s current footprint. As evident in the table below, Kentucky growth opportunities may be most attractive in Bowling Green, which is approximately 70 miles from the Company’s corporate headquarters. The tables below include the two largest counties by population in the Kentucky and other communities in Kentucky within a two hour drive of the Company’s headquarters:

Kentucky	2010 Census Population	Population Change 2000- 2010	Median Household Income	Median Value Owner occupied housing units

Henderson	46,250	3.2%	$40,438	$101,200
Hardin (Elizabethtown)	105,543	12.1%	$47,540	$131,900
Daviess (Owensboro)	96,656	5.6%	$42,821	$106,400
McCracken (Paducah)	65,565	0.1%	$41,630	$107,500
Warren (Bowling Green)	113,792	23.0%	$43,954	$135,400
Fayette (Lexington)	295,803	13.5%	$47,469	$159,200
Jefferson (Louisville)	741,096	6.8%	$45,352	$145,900

Meanwhile, the Nashville, Tennessee metropolitan statistical area has a population of approximately 1.6 million (includes Cheatham County, Tennessee listed above) and attractive demographics outlined below:

Nashville TN MSA	2010 Estimated Census Population	Population Change 2000- 2010	Median Household Income	Median Value Owner occupied housing units

Robertson (Springfield)	66,283	21.8%	$50,820	$149,100
Sumner (Gallatin)	160,645	23.1%	$54,916	$169,100
Wilson (Lebanon)	113,193	28.4%	$60,678	$187,500
Rutherford (Murfreesboro)	262,604	44.3%	$53,770	$157,100
Williamson (Franklin)	183,182	44.7%	$87,832	$335,800
Maury (Columbia)	80,956	16.5%	$46,278	$137,100
Dickson	49,666	15.1%	$44,554	$128,700
Davidson (Nashville)	626,681	10.0%	$45,668	$164,700
Cheatham (listed above)	39,105	9.00%	$52,585	$155,900

Equity Transactions

On December 12, 2008, the Company received an $18.4 million investment from the United States Treasury (“Treasury”) in the form of preferred stock. The terms of the investment included a 5% dividend for five years, increasing to 9% thereafter. The investment had no stated maturity but could be paid back in whole or part at any time with regulatory approval. In addition to the dividend, the Treasury received a stock Warrant that allowed the Treasury to immediately purchase 243,816 shares of the Company’s Common Stock immediately at a strike price of $11.32 and had a final maturity of December 12, 2018. The amount and price of the warrant have been adjusted to 253,667 shares and a strike price of $10.88 as a result of a 2% stock dividend declared for shareholders of record at September 30, 2010 and October 3, 2011.

On December 19, 2012, the Company repurchased all outstanding shares of preferred stock at par from the Treasury. The Company did not issue additional capital to repurchase the preferred stock. The repurchased Preferred Stock is recognized on the Company’s balance sheet as treasury shares. On January 16, 2013, the Company repurchased the outstanding Warrant from the Treasury for $256,257.

In June and July of 2010, the Company sold a total of 3,583,334 shares of Common Stock at $9.00 per share ($8.55 net of expenses) in a public offering. The net proceeds of the public offering, $30.4 million, were used for general corporate purposes and included a $10.0 million investment to the Bank. The sale of common stock in June 2010 included 112,639 shares of treasury stock.

Subsequent Event

On January 16, 2013, the Company announced that it had repurchased a Warrant issued to the Treasury for $256,257. The Warrant was originally issued on December 12, 2008 and allowed the owner to purchase 253,667 shares of the Company’s common stock at $10.88 per share. The Warrant was to mature on December 12, 2018.

On February 12, 2013, the Company announced the acquisition of Sumner Bank & Trust (“Sumner”) in Gallatin, Tennessee for approximately $14.3 million in cash, or $10.04 per share. At December 31, 2012, Sumner had assets of $184.0 million, deposits of $157.6 million and loans outstanding of $121.6 million. Sumner has two full service banking locations in Gallatin, Tennessee and one full service location in Hendersonville, Tennessee. Sumner has three loan production offices in the Tennessee communities of Franklin and Lebanon in middle Tennessee and Jackson in west Tennessee. The acquisition of Sumner will provide us with greater access to the Nashville, Tennessee market as well as an entry into the west Tennessee market. The Sumner acquisition is subject to approval by Sumner’s shareholders and regulatory approval and is expected to close in the third quarter of 2013.

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

Stock Repurchases

The Company’s acceptance of the capital investment from the Treasury required the Company to cease all stock repurchase activity for a period of no less than three years or until capital investment is redeemed in full, which occurred in December 2012. As of March 29, 2013, 402,916 shares of common stock had been repurchased. The Company did not purchase any capital stock in 2011 or 2012. The repurchase of Preferred Stock from the Treasury resulted in the Company recognizing 18,400 shares of treasury preferred stock.

Lending Activities

General. The total gross loan portfolio totaled $535.5 million at December 31, 2012, representing 55.3% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2012, $203.8 million, or 38.0% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $215.3 million, or 40.2% of the loan portfolio at December 31, 2012, and multi-family residential loans, which were $33.1 million, or 6.2% of the loan portfolio at December 31, 2012. At December 31, 2012, construction loans were $18.9 million, or 3.5% of the loan portfolio, and total consumer and commercial loans totaled $64.4 million, or 12.1% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2012, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$203,754	38.0%	$216,095	38.1%	$229,058	37.6%	$240,823	37.0%	$223,598	35.3%
Multi-family residential	33,056	6.2%	33,739	5.9%	29,416	4.8%	46,325	7.1%	36,857	5.8%
Construction	18,900	3.5%	11,931	2.1%	23,361	3.8%	33,216	5.1%	62,300	9.8%
Non-residential (1)	215,342	40.2%	235,823	41.6%	255,348	41.9%	254,067	39.0%	223,180	35.2%

Total real estate loans	471,052	87.9%	497,588	87.7%	537,183	88.1%	574,431	88.2%	545,935	86.1%

Other loans:
Secured by deposits	3,768	0.7%	4,016	0.7%	4,081	0.7%	4,075	0.6%	3,949	0.6%
Other consumer loans	10,118	1.9%	11,094	2.0%	13,979	2.3%	17,908	2.8%	19,731	3.1%
Commercial loans	50,549	9.5%	54,673	9.6%	54,439	8.9%	54,531	8.4%	64,595	10.2%

Total other loans	64,435	12.1%	69,783	12.3%	72,499	11.9%	76,514	11.8%	88,275	13.9%

	535,487	100.0%	567,371	100.0%	609,682	100.0%	650,945	100.0%	634,210	100.0%

Deferred loan cost, net	146		251		363		261		279
Allowance for loan losses	(10,648)		(11,262)		(9,830)		(8,851)		(6,133)

Total	$524,985		$556,360		$600,215		$642,355		$628,356

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2012, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due the year ending December 31,			Due 3 through 5 years after December 31,	Due 5 through 10 years after December 31,	Due 10 through 15 years after December 31,	Due 15 years after December 31,
	2013	2014	2015	2013	2013	2013	2013	Total
	(Dollars In Thousands)
One-to-four family residential	$5,635	3,103	2,004	10,977	53,412	34,117	94,506	203,754
Multi-family residential	3,294	174	—	3,849	3,455	1,784	20,500	33,056
Construction	13,229	1,182	—	—	508	—	3,981	18,900
Non-residential	45,508	9,136	2,147	17,593	24,339	51,861	64,758	215,342
Secured by deposits	2,506	664	309	264	25	—	—	3,768
Other	23,493	7,887	8,549	9,650	7,603	3,072	413	60,667

Total	$93,665	22,146	13,009	42,333	89,342	90,834	184,158	535,487

The following table sets forth at December 31, 2012, the dollar amount of all loans due after December 31, 2013, which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$33,249	$164,870
Multi-family residential	4,461	25,301
Construction	116	5,555
Non-residential	43,062	126,772
Other	29,932	8,504

Total	$110,820	$331,002

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

In the last ten years, the Company has attempted to diversify its loan portfolio mix to mitigate the risk of lending in a geographically limited area. The Company uses several metrics to measure our relative success in this area. The table below identifies loan balances by type as a percentage of consolidated total risk based capital:

	Total	Current Balance as Percentage Of Consolidated Risk Based Capital
	(Dollars in Thousands)

One-to-four family residential	$203,754	194.08%
Multi-family residential	33,056	31.49%
Construction	18,900	18.00%
Non-residential	169,436	161.39%
Land	45,906	43.73%
Consumer	13,886	13.23%
Commercial	50,549	48.15%

Total gross loans	$535,487	510.07%

The Company uses standardized industry codes known as NASIC codes to track the individual components of its loan portfolio, including our non-residential real estate loan portfolio. At December 31, 2012, the Company commercial real estate loan portfolio consisted of the following:

	Current Balance	Unadvanced Amount	Total Commitment
	(Dollars in Thousands)
Land	$45,906	5,299	51,205
Construction	—	—	—
Manufacturing	3,856	614	4,470
Professional, Technical	2,025	124	2,149
Retail Trade	12,391	528	12,919
Other Services	18,303	152	18,455
Finance & Insurance	386	22	408
Agricultural, Forestry, Fishing & Hunting	42,420	3,429	45,849
Real Estate and Rental and Leasing	48,249	783	49,032
Wholesale Trade	8,891	5,034	13,925
Arts, Entertainment & Recreation	3,461	110	3,571
Accomodations / Food Service	17,152	1	17,153
Healthcare and Social Assistance	7,932	28	7,960
Educational Services	—	—	—
Transportation & Warehousing	1,295	30	1,325
Information	2,488	50	2,538
Non-industry	46	—	46
Admin Support / Waste Mgmt	541	—	541

Total	$215,342	16,204	231,546

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

CRE loans secured by non-farm, non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are generally excluded from the guidance. Using the instructions provided in the FDIC call report, the Bank has calculated that $150.0 million of our loan portfolio, or 136.8% of the Bank’s risk based capital, consists of properties classified as non-owner occupied commercial real estate which includes all loans secured by multi-family properties, all construction and land development loans and certain other commercial real estate loans identified by regulations as non-owner occupied. These properties included multi-family, land development and construction, and non-owner occupied commercial real estate.

Included in the definition of commercial real estate are $64.8 million in construction and land development loans, or 59.1% of our risk based capital. Both of our concentration categories are within regulatory guidelines and appear reasonable to management at this time. However, the Company currently classifies

Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank conducts substantially all of its lending activities in its market area. The following table sets forth certain information with respect to loan origination activity for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Loan originations:

One-to-four family residential	$84,559	$39,651	$83,568
Multi-family residential	4,489	7,494	13,480
Construction	21,361	15,975	18,537
Non-residential	71,051	52,093	74,798
Other	51,892	60,001	54,240

Total loans originated	233,352	175,214	244,623

Loan reductions:
Transfer to other real estate owned	2,285	3,748	11,505
(Increase) decrease in deferred loan origination fees, net of income	105	112	(102)
Increase (decrease) in allowance for loan losses	(614)	1,432	979
Loans sold	47,749	35,647	42,866
Loan principal payments	215,202	178,130	231,515

Net decrease in loan portfolio	($31,375)	($43,855)	($42,140)

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

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2012, the Bank’s 1-4 family loan servicing portfolio was approximately $26.3 million.

The Bank is permitted to lend up to 100% of the appraised value of the residential real property securing a mortgage loan. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2012, the Bank held approximately $8.9 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2012, approximately $790,000 are in non-accrual status and $173,000 was past due more than 30 days but less than 89 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a savings institution to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Bank’s loans to one borrower were limited to approximately $16.4 million at December 31, 2012. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2012, one-to-four family residential mortgage loans totaled approximately $203.8 million, or 38.0% of the Bank’s loan portfolio. The Bank originated approximately $47.7 million in loans that were sold in the secondary market with servicing released. At December 31, 2012, the Bank had approximately $2.3 million in one-to-four family residential real estate loans past due more than ninety days or in non-accrual status. At December 31, 2012, the Company’s allowance for loan loss included $3.1 million in reserve for one to four family residential lending.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2012, 83.7% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consists of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2012, approximately $166.7 million of the Bank’s residential mortgage portfolio consisted of closed end first and junior liens. Such loans are primarily for terms of 25 years, although the Bank does occasionally originate adjustable rate mortgages for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In mid 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2012, $33.2 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans that will mature after December 31, 2013. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “– Deposit Activity and Other Sources of Funds – Borrowing.”

At December 31, 2012, the Bank had $37.1 million in home equity lines of credit outstanding and $29.2 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

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

At December 31, 2012, the Bank’s loan portfolio included $18.9 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2012, approximately $8.6 million of construction loans were for one to four family dwellings and $10.3 million were for non-residential real estate. At December 31, 2012, there were no construction loans past due more than ninety days or in non-accrual status. At December 31, 2012, the Company’s allowance for loan loss included $256,000 in the general reserve for construction loans.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2012, the Bank had $33.1 million of multi-family residential loans, which amounted to 6.2% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2012, the Bank had approximately $215.3 million of such loans, which comprised 40.2% of its loan portfolio.

At December 31, 2012, non-residential real estate loans consisted of $46.8 million in land used in agricultural production, $52.1 million in non-owner occupied properties, $70.5 million in owner occupied commercial real estate and $45.9 million in raw land. The Company currently has no land under development and all lots are completed and available for sale. At December 31, 2012, approximately $23.8 million, or 52.0% of the Company’s land portfolio is classified as substandard. The reduction of land loans classified as substandard remains a high priority for management. Without the sales history to support full repayment in a timely manner, management’s expectations of land development customers are to begin to making scheduled principal and interest payments.

The inventory of land loans includes 418 lots available for sale with an aggregate loan balance of $15.0 million. The average lot has a loan balance of approximately $36,000. Also at December 31, 2012, the Company has $23.8 million in land loans on property that is designated for future development in which no meaningful infrastructure has been started. These loans represent approximately 1,585 acres of land with an average price per acre of approximately $15,000. The remaining $7.1 million in land loans is classified as land for personal use.

Multi-family residential real estate loans are underwritten with loan-to-value ratios up to 80% of the appraised value of the property. Non-residential real estate loans are underwritten with loan-to-value ratios up to 65% of the appraised value for raw land and 75% for land development loans. Non-residential real estate loans for agricultural and other non-residential real estate properties are underwritten with loan-to-value ratios up to 85%.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or non-residential real estate loans are made. At December 31, 2012, there were $38,000 in multi-family loans past due more than 90 days or classified as non-accrual. At December 31, 2012, there were $1.7 million in non-residential real estate that were past due by 90 days or more or classified as non-accrual and $2.8 million of loans secured by raw land that were past due by 90 days or more or classified as non-accrual.

In 2012, the Company’s experienced a decline in loan losses as compared to 2011 and 2010. In 2012, the Company’s net charges offs were $2.9 million, as compared to $4.5 million in 2011 and $5.0 million in 2010. In 2012, the Company net charge offs included $628,000 in loans secured by land, $1.0 million in loans secured by non-residential real estate, $417,000 in multi-family loans and $356,000 in loans secured by 1-4 family residences.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2012, loans on deposit accounts totaled $3.8 million, or 0.7% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2012, all other consumer loans accounts totaled $10.1 million, or 1.9% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankrupcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2012, there were $145,000 in consumer loans delinquent 90 days or more or classified as non-accrual. At December 31, 2012, the Company’s allowance for loan loss included $338,000 in reserve for consumer loans.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2012, the Bank’s commercial loans amounted to $50.5 million, or 9.5% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by business assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2012, there was $617,000 in commercial loans delinquent 90 days or more or classified as non-accrual. At December 31, 2012, the Company’s allowance for loan loss included $619,000 in reserve for commercial loans.

At December 31, 2012, the Company’s level of classified loans to risk based capital is 59.4%. The Company seeks to reduce this ratio at least 40%. To make further reductions in the level of classified assets, management will focus on loans secured by land and commercial real estate. To assist in the reduction of the level of classified loans to capital, management has developed a special assets division to more closely monitor and work with classified assets. As a part of these efforts, management may wish to reduce the exposure to classified assets in specific categories and / or to specific customers. The strategy of reducing the level of classified assets may result in lower loan balances in 2013. However, management will take all reasonable actions necessary to reduce the level of classified assets.

Non-accrual Loans and Other Problem Assets

The Bank’s non-accrual loans totaled 1.43% of total loans at December 31, 2012. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.95% at December 31, 2012.

The following table sets forth information with respect to the Bank’s non-accrual loans at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—

Total	—	—	—	—	—

Non-Accrual Loans:
Construction	—	—	1,541	572	341
Multi-family	38	—	301	4,851	—
Residential real estate	2,313	2,309	1,662	1,399	1,340
Land	2,768	1,330	363	3,503	5,052
Non residential real estate	1,782	2,231	1,043	490	427
Consumer	145	9	23	27	55
Commercial	617	254	97	367	106

Total non-accrual loans	$7,663	$6,133	$5,030	$11,209	$7,321

Percentage of total loans	1.43%	1.08%	0.82%	1.72%	1.16%

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

The Company requires a new appraisal for all impairment testing of collateral when the loan balance exceeds $250,000. For loans less than $250,000, the Company may choose to use an old appraisal and provide additional discounts to the appraised value in determining the amount of specific reserve required. In the last twelve months, the Company has found that appraisers face in increase in request for services and the time between a request for an appraisal and its completion is longer than normal, up to sixty days for complex multi-family or commercial properties. During the interim, the Company may chose to use an old appraisal with larger discounts to ascertain the likelihood of a loan impairment until a current appraisal is received.

If an asset or portion thereof is classified loss, we charge off such amount. If the Company determines that a loan relationship is collateral dependent, it will charge off the portion of that loan that is deemed to be impaired. The Company defines collateral dependent as any loan in that the customer will be unable to reduce the principal balance of the loan without the complete or partial sale of the collateral.

Federal examiners may disagree with management’s classifications. If management does not agree with an examiner’s classification of an asset, it may appeal this determination to the OCC Assistant Comptroller of the Currency. Management regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2012, the Bank had $66.6 million in loans classified as substandard. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by ASC 942-310-45-1. At December 31, 2012, and including our most recent examination, there were no material disagreements between examiners, auditors and management regarding risk grading or the funding of the allowance for loan loss account.

As depicted in the table below, the level of classified loans experienced a significant increase in 2012 as compared to 2011. The increase in classified assets occurred largely during the first two quarters of 2012 as the Company identified several significant customer relationships with either declining levels of cash flow or missing financial information, making the review of their cash flow impossible. In addition, the Company’s level of classified loans increased as management began to convert interest only land loans into amortizing loans or requested that borrowers seek financing elsewhere.

During the third and fourth quarter of 2012, the level of classified loans generally declined as compared to the level at June 30, 2012. The improved level of classified loans occurred as the Company received updated financial information and saw a select number of customers seek financing elsewhere. In November 2012, the Company sold approximately $4.0 million in non-performing loans to a third party. Despite the second half decline in classified loans, the total level of classified loans at December 31, 2012, remained higher as compared to December 31, 2011, as follows:

The tables below provide a summary of loans classified by the Bank as special mention, substandard and doubtful by category for the years ended December 31, 2012, and December 31, 2011. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

	Special Mention	Impaired Loans		Specific Allowance for Impairment
		Substandard	Doubful
December 31, 2012		(Dollars In Thousands)

One-to-four family mortgages	$779	4,595	—	754
Home equity line of credit	1,109	1,237	—	68
Junior lien	47	468	—	196
Multi-family	1,478	4,115	—	38
Construction	—	4,848	—	—
Land	7,683	23,849	—	932
Non-residential real estate	1,899	21,094	—	1,424
Consumer loans	—	556	—	121
Commercial loans	516	5,842	—	308

Total	$13,511	66,604	—	$3,841

	Special Mention	Impaired Loans		Specific Allowance for Impairment
		Substandard	Doubful
December 31, 2011		(Dollars In Thousands)

One-to-four family mortgages	$9,434	8,153	230	728
Home equity line of credit	1,694	233	239	131
Junior lien	622	809	—	180
Multi-family	7,073	5,951	—	26
Construction	213	1,775	—	14
Land	24,714	9,055	999	924
Non-residential real estate	25,077	16,101	117	1,374
Consumer loans	268	423	20	80
Commercial loans	4,009	5,034	121	623

Total	$73,104	47,534	1,726	$4,080

Troubled Debt Restructuring

Due to challenges in the local and national economy that continue to persist, the Company has had more of its customers incur financial problems. These customers may request temporary or permanent modification of loans in an effort to avoid foreclosure. The Company analyzes each request separately and grants loan modifications based on the customer’s ability to eventually repay the loan and return to the original loan terms, the customer’s current loan status and the current and projected future value of the Bank’s collateral. Loans that are modified as a result of a customer’s financial distress are classified as Troubled Debt Restructuring (TDR). The classification of a loan as TDR is important in that it indicates that a particular customer may not be past due but represents a credit weakness due to the Bank’s willingness to modify loan terms based on the financial weakness of the borrower.

The classification of a loan as a TDR may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin. At December 31, 2012, the Company had $14.1 million in loans classified as TDR, with $11.0 million of reported TDR’s performing as agreed by the loans modified terms. At December 31, 2012, non-performing TDRs included $2.8 million in land loans, $44,000 in loans secured by farmland, $100,000 secured by junior liens on 1-4 family properties and $119,000 in commercial loans. At December 31, 2012, the Company had $1.0 million in specific reserves of the allowance for loan loss account allocated to loans classified as performing TDRs and no specific reserves for non-performing TDRs. A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2012, can be found in the table below:

	Balance at December 31, 2011	New TDR	Loss or Foreclosure	Removed due to performance	Balance at December 31,2012
	(Dollars in Thousands)
One-to-four family mortgages	$2,521	146	—	(779)	1,888
Junior Lien	857	—	—	(661)	196
Multi-family	—	239	—	(5)	234
Construction	—	4,272	(160)	—	4,112
Land	941	4,850	(233)	(2,134)	3,424
Non-residential real estate	3,367	1,168	(453)	—	4,082
Consumer loans	33	75	(5)	(98)	5
Commercial loans	125	931	(10)	(918)	128

Total TDR	$7,844	11,681	(861)	(4,595)	14,069

A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2011, can be found in the table below:

	Balance at December 31, 2010	New TDR	Loss or Foreclosure	Removed due to performance	Balance at December 31,2011
	(Dollars in Thousands)
One-to-four family mortgages	$4,046	1,163	(401)	(2,287)	2,521
Junior Lien	—	857	—	—	857
Multi-family	246	—	(5)	(241)	—
Construction	1,541	100	(1,641)	—	—
Land	512	963	(534)	—	941
Non-residential real estate	3,915	1,540	(1,228)	(860)	3,367
Consumer loans	69	27	(9)	(54)	33
Commercial loans	700	102	(235)	(442)	125

Total TDR	$11,029	4,752	(4,053)	(3,884)	7,844

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

Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. The value of other real estate owned is periodically evaluated, no less than annually, to ascertain its current market value. Additional reductions in market value or recognized as an expense through a charge to losses on real estate owned. At December 31, 2012, the Bank’s real estate and other assets owned totaled $1.5 million. The following table sets forth information with respect to the Bank’s real estate and other assets owned at December 31, 2012, and December 31, 2011:

	2012	2011
	(Dollars in Thousands)

One-to-four family first mortgages	$258	480
Multi-family	—	905
Construction	130	465
Land	1,112	248
Non-residential real estate	44	160
Consumer loans	4	9

Total real estate and other assets owned	$1,548	2,267

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

Financial institutions must provide adequate disclosure of the methodology used regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. The Bank utilizes a combination of its twelve quarter loan loss history and the sum of all impairment testing completed on individually classified loans deemed collateral dependent.

The charge off history is weighted using the sum of the year’s digits. This method provides a 15.4% weight to the most recent quarters losses, then 14.1% for the prior quarters losses, 12.8% for the 2nd prior quarters losses and 11.5% for the prior quarter’s losses and continuing for twelve quarters. Using this method, the Bank trends for increasing or decreasing levels of charge offs may materially impact the funding level of the allowance for loan loss account. Additionally, the Bank reserves the loss amount of any loans deemed to be impaired. The Bank also applies certain qualitative factors in reviewing its allowance funding, including local and national delinquency and loss trends, noted concentrations or risk and recent additions to regulator guidance.

Financial institutions regulated by the OCC and FDIC may require institutions to immediately charge off any portion of a collateral dependent loan that is deemed to be impaired.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$11,262	$9,830	$8,851	$6,133	$4,842

Loans charged off:
Commercial loans	(2,727)	(3,596)	(4,354)	(530)	(364)
Consumer loans and overdrafts	(510)	(371)	(472)	(662)	(685)
Residential real estate	(447)	(908)	(464)	(644)	(365)

Total charge-offs	(3,684)	(4,875)	(5,290)	(1,836)	(1,414)

Recoveries	795	386	299	355	288

Net loans charged off	(2,889)	(4,489)	(4,991)	(1,481)	(1,126)

Provision for loan losses	2,275	5,921	5,970	4,199	2,417

Balance at end of period	$10,648	11,262	$9,830	$8,851	$6,133

Ratio of net charge-offs to average loans outstanding during the period	0.52%	0.76%	0.79%	0.23%	0.20%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$3,094	38.0%	$3,325	38.1%	$1,455	37.6%	$2,209	37.0%
Construction	256	3.5%	139	2.1%	657	3.8%	514	5.1%
Multi-family residential	524	6.2%	1,201	5.9%	2,022	4.8%	1,344	7.1%
Non-residential	5,817	40.2%	5,003	41.6%	4,890	41.9%	3,231	39.0%
Secured by deposits	—	0.7%	—	0.7%	—	0.7%	—	0.6%
Other loans	957	11.4%	1,594	11.6%	806	11.2%	1,553	11.2%

Total allowance for loan losses	$10,648	100.0%	$11,262	100.0%	$9,830	100.0%	$8,851	100.0%

	At December 31, 2008
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
One-to-four family	$2,683	35.3%
Construction	393	9.8%
Multi-family residential	455	5.8%
Non-residential	443	35.2%
Secured by deposits	—	0.6%
Other consumer loans	2,159	13.3%

Total allowance for loan losses	$6,133	100.0%

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

At December 31, 2012, securities, including FHLB stock, with an amortized cost of $344.9 million and an approximate market value of $360.8 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Corporation or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $92.4 million mortgage-backed security portfolio and $21.9 million CMO portfolio at December 31, 2012, approximately $26.6 million were originated through GNMA, approximately $72.8 million were originated through FNMA, approximately $9.4 million were originated through FHLMC, approximately $260,000 are Whole Loan CMO’s and approximately $5.2 million are SLMA student loan pools.

At December 31, 2012, the Company’s mortgage backed security portfolio included approximately $5.6 million in GNMA mortgages securities used in the construction of a hospital and approximately $22.3 million in other securities used to finance multi-family housing. Securities used to finance multi-family properties and other projects typically have longer dated maturities with substantial prepayment penalties and balloon periods of five to fifteen years. These securities are desirable in low or declining rate markets in which prepayment speeds on single family mortgage securities become a problem.

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

Amortizing U.S. Agency securities owned by the Company are similar in structure to mortgage backed securities. The Company owns two types of amortizing agency securities, both of which are issued with the full faith and credit guarantee of the Small Business Administration (SBA). The Small Business Investment Corporation (SBIC) bonds include pools of SBA loans for business equipment with a ten year maturity. The Small Business Administration Participation Notes (SBAP) has a twenty year maturity and is secured by pools of commercial real estate loans guaranteed by the SBA. Both investments provide superior yields to mortgage backed securities with a credit rating equal to GNMA and superior to FHLMC and FNMA. Historically, the actual cash flows and prepayment speeds for SBIC and SBAP bonds are typically slower than similar maturities for mortgage backed securities due to the cost of refinancing SBA loans. However, the Company has seen a significant increase in the prepayment speeds on these securities in the last twelve months.

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

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)

FHLB stock, restricted	$4,428	4,428	4,378

Securities available for sale:

U.S. Agency securities, non-amortizing	12,362	29,397	33,988
U.S. Agency securities, amortizing	140,416	145,190	130,416
Mortgage-backed securities	114,295	129,242	110,872
Tax free municipal bonds	74,047	65,055	64,393
Taxable municipal bonds	13,736	13,905	16,792
Trust preferred security	1,489	993	1,277

Total investment securities	$360,773	$388,210	362,116

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2011. At such date, $9.3 million of the agency securities were callable and/or due on or before March 5, 2013 and $3.1 million were not callable. In addition, approximately $140.4 million in small business administration amortizing bonds require periodic principal payments. At December 31, 2012, all municipal securities (both taxable and tax free) were callable and/or due between January 2013 and December 2020. The average yield for the tax free municipal security portfolio is quoted as a taxable equivalent yield.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
.	(Dollars in thousands)
Non-amortizing U.S. agency securities	$—	—%	$—	—%	$5,132	3.10%	$7,230	2.28%	$12,362	$12,362	2.62%

Taxable municipal bonds	$—	—%	$1,311	3.23%	$5,137	4.05%	$7,288	3.36%	$13,736	$13,736	3.60%

Tax free municipal bonds	$346	2.36%	$10,371	5.32%	$22,047	4.23%	$41,283	5.66%	$74,047	$74,047	5.17%

Trust preferred	—	—	—	—	—	—	$1,489	n/a	$1,489	$1,489	n/a

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although scheduled loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general corporate purposes. The Bank has access to borrow from the FHLB of Cincinnati. The Bank may rely upon retail deposits rather than borrowings as its primary source of funding for future asset growth.

In 2012, weak loan demand and high levels of liquidity have made it difficult to maintain a desirable level of profitability. Therefore, management is placing an emphasis on reducing the Bank’s cost of funds ratio. The reduction in cost of funds will be accomplished by changing the deposit mix and overall funding mix of the Bank. First, we continue to place a strong marketing emphasis on non-interest bearing checking accounts. In 2012, we opened more than 4,200 non-interest checking accounts and saw the average balance of these accounts increase by $11.3 million as compared to 2011. While growing transaction accounts, we have successfully reduced our interest expense for time deposits. This reduction was accomplished by allowing higher costing deposits to re-price to lower levels or leave the Bank. At December 31, 2012, total time deposits were $437.1 million, a decline of $82.9 million as compared to December 31, 2011. During 2012, the average balance of time deposits declined $61.4 million as compared to 2011. In 2012, the Bank reduced its average balance of FHLB borrowings by $14.4 million as compared to 2011 by prepaying fixed rate advances.

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2012, the Bank had $46.6 million in brokered deposits as compared to $58.4 million at December 31, 2011. Given the high level of liquidity maintained by the Bank, it is our current practice to not replace the majority of brokered time deposits once they mature or, where applicable, the Bank tenders a call on the deposit All brokered deposits are FDIC insured.

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

Deposits in the Bank at December 31, 2012, were represented by the various types of deposit programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
—%	None	Non-interest bearing	$100	$94,083	12.4%
0.05%*	None	NOW accounts	1,500	147,047	19.4%
0.10%	None	Savings & money market	10	81,643	10.7%

				322,773	42.5%

		Certificates of Deposit

0.12%	3 months or less	Fixed-term, fixed rate	1,000	50,138	6.6%
0.42%	3 to 12 months	Fixed-term, fixed-rate	1,000	170,044	22.4%
0.65%	12 to 24-months	Fixed-term, fixed-rate	1,000	78,333	10.3%
0.80%	24 to 36-months	Fixed-term, fixed-rate	1,000	42,661	5.5%
0.90%	36 to 48-months	Fixed-term, fixed-rate	1,000	78,036	10.3%
1.06%	48 to 60-months	Fixed-term, fixed rate	1,000	17,880	2.4%

				437,092	57.5%

				$759,865	100.0%

*	Represents current interest rate offered by the Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2012		2011		2010
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$219,747	$486,647	$205,175	$548,048	$191,661	$570,757
Average Rate	0.60%	1.90%	0.81%	2.29%	0.94%	2.73%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2012	% of Deposits	Increase (Decrease) from December 31, 2011	Balance at December 31, 2011	% of Deposits	Increase (Decrease) from December 31, 2010
	(Dollars in thousands)

Non-interest bearing	$94,083	12.4%	$14,533	$79,550	9.9%	$10,411
Demand & Now	147,047	19.4%	16,933	130,114	16.3%	(8,822)
Savings & MMDA	81,643	10.7%	11,200	70,443	8.8%	6,595
Time deposits	437,092	57.5%	(82,896)	519,988	65.0%	(35,018)

Total	$759,865	100.0%	$(40,230)	$800,095	100.0%	$(26,834)

	Balance at December 31, 2010	% of Deposits	Increase (Decrease) from December 31, 2009	Balance at December 31, 2009	% of Deposits
	(Dollars in thousands)

Non-interest bearing	$69,139	8.4%	$608	$68,531	8.6%
Demand & NOW	138,936	16.8%	33,115	105,821	13.3%
Savings & MMDA	63,848	7.7%	3,439	60,409	7.6%
Time deposits	555,006	67.1%	(4,377)	559,383	70.5%

Total	$826,929	100.0%	$32,785	$794,144	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)
0.01 - 2.00%	$276,231	$273,950	$206,126
2.01 - 4.00%	159,664	228,255	280,943
4.01 - 6.00%	1,197	17,783	67,370
6.01 - 8.00%	—	—	567

Total	$437,092	$519,988	$555,006

The following table sets forth the amount and maturities of time deposits at December 31, 2012.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$148,677	$70,289	$23,663	$33,602	$276,231
2.01 - 4.00%	70,516	7,836	18,998	62,314	159,664
4.01 - 6.00%	989	208	—	—	1,197
6.01 - 8.00%	—	—	—	—	—

Total	$220,182	$78,333	$42,661	$95,916	$437,092

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$21.1
Over three through six months	31.8
Over six through 12 months	53.1
Over 12 months	116.0

Total	$222.0

Certificates of deposit at December 31, 2012, included approximately $222.0 million of deposits with balances of $100,000 or more, compared to $272.5 million and $289.1 million at December 31, 2011, and December 31, 2010, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)

Deposits	$174,825	$320,208	$321,997
Withdrawals	222,546	355,868	299,929

Net increase (decrease) before interest credited	(47,721)	(35,660)	22,068
Interest credited	7,491	8,826	10,717

Net increase (decrease) in deposits	$(40,230)	$(26,834)	$32,785

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $43.7 million at December 31, 2012, and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2012, the three-month Libor rate was 0.31%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement calls for the Bank to pay a fixed rate of 7.27% until October 8, 2015, on $10 million and receive payment equal to the three month libor plus 3.10%. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. At December 31, 2012, the cost to the Bank to terminate the swap is approximately $1,126,000.

Repurchase Agreements

The Company offers cash management customers an automated sweep account of excess funds from checking accounts into repurchase accounts. Prior to 2011, this product was the preferred method to provide commercial deposit customers the opportunity to earn interest income on demand deposit accounts. Repurchase balances are overnight borrowings from customers and are not FDIC insured but are fully collateralized by specific securities in the Company’s investment portfolio. In addition to customer repurchase agreements, the Company has two long term repurchase agreements with large money center banks that are secured by individual investment securities. At December 31, 2012, the Company’s retail repurchase agreements total $27.5 million and total long term repurchase agreements of $16.0 million.

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

The Company is a limited partner and owns a 99% interest in an LLLP for the Fort Webb project, a low income senior citizen housing facility in Bowling Green, Kentucky. The facility offers apartments for rent for those senior citizens who qualify and is managed by the Bowling Green, Kentucky Housing Authority. The Company receives tax credits and Community Reinvestment Credits for its $420,000 investment.

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

At June 30, 2012, the Bank had a 14.2% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Planters Bank of Kentucky with a 9.2% deposit market share, Branch Bank & Trust of North Carolina with a 8.4% deposit market share and Regions Bank of Birmingham, Alabama with an 8.3% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2012, the Company and the Bank had 270 full-time and 11 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Executive Officers of the Registrant

John E. Peck. Mr. Peck has served as President and Chief Executive Officer of both the Company and the Bank since July 2000. Prior to that, Mr. Peck was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County. Mr. Peck was a past Board Member and Chairman of the Christian County Chamber of Commerce, Jennie Stuart Hospital and Murray-Calloway County Hospital. Mr. Peck holds a Bachelor of Science of Business Administration with a concentration in Finance from the University of Louisville. Mr. Peck is a graduate of the Louisiana State University School of Banking. Mr. Peck is a member and serves on the finance committee of the First Baptist Church of Hopkinsville.

Michael L. Woolfolk. Mr. Woolfolk has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Mr. Woolfolk was appointed to the Board of Directors of the Company on August 15, 2012. Prior to that, he was President of First-Star Bank-Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank. Mr. Woolfolk is a member of First Baptist Church of Hopkinsville.

Billy C. Duvall. Mr. Duvall has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and nine years as a Principal Examiner with the National Credit Union Administration. Mr. Duvall holds a Bachelor of Business Administration from Austin Peay State University in Accounting and Finance. Mr. Duvall is a Certified Public Accountant of Virginia. Mr. Duvall is the current Board Chairman for the Pennyroyal Mental Health Center, a member of the Hopkinsville Kiwanis club, and a member of Southside Church of Christ in Hopkinsville.

P. Michael Foley. Mr. Foley was hired in December 2011 to serve as Senior Vice President, Chief Credit Officer of the Bank. Prior to that, from January 2011 to December 2011, he served as Senior Vice President, Senior Credit Officer in the Special Assets Group of Old National Bank of Evansville, Indiana. From July 2006 through December 2010, Mr. Foley served as Senior Vice President, Senior Credit Officer and Chicago Market Manager for Integra Bank of Evansville, Indiana.

Keith Bennett. Mr. Bennett has served as Montgomery County, Tennessee Market President for the Bank since November 2005. Prior to that, Mr. Bennett was Vice President of Commercial Lending for Farmers and Merchants Bank and First Federal Savings and Loan, both of Clarksville, Tennessee. Mr. Bennett served seven years as a field examiner with the Office of Thrift Supervision. Mr. Bennett holds a Bachelor of Business Administration in Accounting from the University of Tennessee at Martin.

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

Leverage capital requirements and risk-based capital requirements applicable to depository institutions and banking holding companies will be extended to thrift holding companies. However, the FRB has not yet issued regulations regarding the levels of these capital requirements or when they apply to the Company.

Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank or savings and loan holding company with less than $15 billion in assets. The Company has trust preferred securities, but is exempt from these standards. However, discussions on the proposal of BASEL III include the phase out of the capital treatment of trust preferred securities. Management anticipates that the final version of BASEL III may include a ten year phase out of capital treatment. In such an event, the Company would seek to reduce its balance of trust preferred securities in a time frame consistent with the phase out periods. At December 31, 2012, we estimate that the complete removal of trust preferred securities would have resulted in the Tier 1 Leverage Ratio of the Bank being 9.6%, as compared to the actual Tier 1 Leverage Ratio of 10.6%.

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

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts. The Company anticipates that the removal of unlimited deposit insurance for non-interest bearing accounts will not have a material impact on the Company’s level of liquidity.

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

Pursuant to the Dodd-Frank Act, the SEC adopted “say-on-pay” rules. Under these rules, smaller reporting companies such as the Company are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013. In adopting the two- year deferral period, the SEC stated that it may adjust the rule before it applies to smaller issuers.

Also pursuant to the Dodd-Frank Act, the SEC proposed a so-called “proxy access rule.” However, in July 2011, the U.S. Court of Appeals for the District of Columbia rejected the SEC’s proposed rule, and the SEC subsequently announced that it would not dispute the Court’s decision.

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

Ratio of Earnings to Fixed Charges.

The table below is a Company’s computation of earnings to fixed charges for the years ended December 31, 2012, through December 31, 2008 (All dollars in thousands).

	2012	2011	2010	2009	2008
Including interest on deposits
Earnings
Pre-tax income	$4,886	$3,404	9,129	2,372	6,567
Add: fixed charges from below	14,877	18,415	22,246	26,312	26,420

	$19,763	$21,819	31,375	28,684	32,987

Fixed Charges:
Total interest expense	$14,877	$18,415	22,246	26,312	26,420
Preference security dividend	1,526	1,394	1,394	1,394	56

Including preference security dividend	$16,403	$19,809	23,640	27,706	26,476

Ratio of earnings to fixed charges	$1.33	1.18	1.41	1.09	1.25

Including preference security dividend	$1.20	1.10	1.33	1.04	1.25

Excluding interest on deposits
Earnings
Pre-tax income	$4,886	$3,404	9,129	2,372	6,567
Add: fixed charges from below	4,306	4,208	4,862	5,479	5,631

	$9,192	$7,612	13,991	7,851	12,198

Fixed Charges:
Total interest expense excluding interest paid on deposits	$4,306	$4,208	4,862	5,479	5,631
Preferred security dividend	1,526	1,394	1,394	1,394	56

Including preference security dividend	$5,832	$5,602	6,256	6,873	5,687

Ratio of earnings to fixed charges	$2.13	1.81	2.88	1.43	2.17

Including preference security dividend	$1.58	1.36	2.24	1.14	2.14

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

As a participant in the United States Treasury’s Capital Purchase Program, the Company was required to obtain prior written approval before it increased the amount of dividends paid to common shareholders prior to December 12, 2011. In the event that the Company failed to make a scheduled dividend payment to preferred shareholders or interest payments on trust preferred securities, the Company was prohibited from paying any dividends to common shareholders. The Company repurchased all preferred shares sold to the Treasury at par on December 19, 2012.

As a condition in the Company’s MOU signed April 30, 2010, the Company was required to make a request to the FRB prior to the payment of any dividends from either the Bank to the Company or from the Company to its common shareholders. At December 31, 2012, the Company has no restriction on dividend payments. However, as a thrift holding Company regulated by the FRB, the Company is required by Dodd Frank to make a request to the FRB before it pays a dividend from the Bank to the Company. In 2012, the Bank made a $6.0 million dividend payment to the Company for the purpose of facilitating the repurchase of preferred shares from the Treasury. At December 31, 2012, the Bank’s Tangible Capital Ratio and Total Risk Based Capital Ratios were 10.6% and 19.1%, respectively.

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

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2012.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2012.

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

On December 12, 2008, the Company agreed to participate in the CPP and issued and sold 18,400 shares of preferred stock for $18.4 million. The preferred stock paid a cash dividend of 5% per year for the first five years and was set to increase to 9% per year thereafter. In addition, the Company issued the United States Treasury a Warrant, allowing the Treasury to immediately purchase 243,816 shares of the Company’s common stock at a strike price of $11.32 per share. The Warrant had a ten year final maturity. The Warrant amount was adjusted to 253,667 shares and the strike price was adjusted to $10.88 per share as a result of a 2% stock dividends paid to shareholders of record at September 30, 2010 and October 3, 2011. The Company repurchased on 100% of the Preferred stock issued to the Treasury on December 19, 2012. On January 16, 2013, the Company repurchased the Warrant previously held by the Treasury for $256,257.

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

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the current bank regulatory structure. The Dodd-Frank Act eliminated the OTS. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) now has exclusive authority to regulate all bank and thrift holding companies. As a result, the Company is now subject to supervision by the FRB as opposed to the OTS. These changes occurred July 21, 2011.

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

The Company operates eighteen offices located in Middle Tennessee and Western Kentucky. The Company maintains significant business relationships in the markets in which it operates as well as the communities adjoining our offices. Therefore, the Company’s success is directly tied to the economic viability of our markets which may not be representative of the country as a whole. In 2012, the Company’s market had unemployment rates ranging from 8% to 24%. While the Company believes that its credit quality has been strong given the current environment, continued economic stress in the market may result in an increase in non-performing loans and charge offs. Given the limited geographic footprint of our Company, the economic conditions in our marketplace may not be reflective of the entire nation.

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

The December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could negatively impact our liquidity and cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC even if their balances were over and above the customary $250,000 limit. This program expired on December 31, 2012, and deposits held in such non-interest bearing accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category. We currently have a significant amount of our deposits that exceed the customary $250,000 limit. Although we have not experienced a large number of withdrawals with respect to these deposits, a withdrawal of these deposits could negatively impact the Company’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Company’s cost of funds by potentially reducing its levels of core deposits and increasing its need to rely on more expensive funding sources.

If the federal funds and interbank funding rates remain at current extremely low levels, our net interest margin, and consequently our net earnings, may be negatively impacted.

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated.

We also expect loan pricing to remain competitive in 2013 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio. As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2013 and beyond.

Holders of HopFed Capital Trust I have rights that are senior to those of the Company’s common shareholders.

The Company has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2012, HopFed had outstanding trust preferred securities $10.3 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures HopFed issued to the trusts are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of the Company’s , dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to HopFed’s common shareholders. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

Currently proposed changes to capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to HopFed Bancorp and Heritage Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank and thrift holding companies, such as HopFed Bancorp. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules that seek to implement the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios, which were initially expected to be phased in during 2013 and 2014. These rules if implemented would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to HopFed Bancorp and Heritage Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. As currently proposed, the capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to HopFed Bancorp or Heritage Bank as the federal regulatory agencies that have proposed the rules have announced that they are indefinitely delaying the implementation of the rules.

The application of more stringent capital requirements for HopFed Bancorp and Heritage Bank, like those proposed to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and non- accrual assets.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2012, commercial real estate loans and multi-family loans comprised approximately 37.8% of our total loan portfolio, or 165.7% of the Company’s total risk based capital. At December 31, 2012, the Company had $25.2 million of its commercial real estate and multi-family real estate loans classified as substandard which equaled 12.4% of that portfolio. At December 31, 2012, the Company’s allowance for loan losses included $4.2 million allocated to this portfolio.

•

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2012, commercial loans comprised approximately 9.5% of our total loan portfolio, or 41.4% of the Company’s consolidated total risk based capital. At December 31, 2012, the Company had $5.8 million of its commercial loan portfolio classified as substandard which equaled 11.6% of that portfolio. At December 31, 2012, the Company’s allowance for loan losses included $619,000 allocated to this portfolio.

•

Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2012, construction, land and land development loans comprised approximately 12.1% of our total loan portfolio and approximately 53.0% of the Company’s consolidated total risk based capital. At December 31, 2012, the Company had $28.7 million of its construction and development loans classified as substandard which equaled 44.3% of that portfolio. At December 31, 2012, the Company’s allowance for loan losses included $2.4 million allocated to this portfolio.

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

We face risks arising from acquisitions of either other financial institutions or branch locations.

We have announced the acquisition of another financial institution and may continue to do so in the future. We face a number of risks arising from acquisition transactions, including difficulties in integrating the acquired business into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entity, unforeseen liabilities that arise in connection with the acquired business and unfavorable market conditions that could negatively impact our growth expectations for the acquired business. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2012:

	Year Opened	Owned or Leased	Book Value(1)	Approximate Square Footage of Office
			(In thousands)
Main Office:
4155 Lafayette Road Hopkinsville, Kentucky	2006	Owned	$4,575	24,072
Branch Offices:
2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,960	17,625
Downtown Branch Office 605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$135	756
Murray South Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,649	5,600
Murray North Office 1601 North 12th Street Murray, Kentucky	2007	Owned	$1,204	3,400
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$418	2,200
Elkton Branch Office 536 W. Main Street Elkton, Kentucky	1976	Owned	$112	3,400
Benton Branch Office 105 W. 5th Street Benton, Kentucky	2003	Owned	$528	4,800
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$1,126	3,400
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$184	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Owned	$1,023	15,000
Fall & Fall Insurance Office 101 Main Street Fulton, Kentucky	2002	Owned	$—	3,200
Clarksville Main Street 322 Main Street Clarksville, Tennessee	2007	Owned	$1,504	10,000
Trenton Road Branch 3845 Trenton Road Clarksville, Tennessee	2006	Owned	$2,380	3,362
Madison Street Office 2185 Madison Street Clarksville, Tennessee	2007	Owned	$1,585	3,950
Houston County Office 1102 West Main Street Erin, Tennessee	2006	Owned	$524	2,390
Ashland City Office 108 Cumberland Street Ashland City, Tennessee	2006	Owned	$1,327	7,058
Pleasant View Office 2556 Highway 49 East Pleasant View, Tennessee	2006	Owned	$713	2,433
Kingston Springs Office 104 West Kingston Springs Road Kingston Springs, Tennessee	2006	Owned	$1,610	9,780

Total			$22,557

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At March 29, 2013, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.	MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.08 per share was declared in first and second quarter of 2011. A cash dividend of $0.02 per share was declared in the third and fourth quarter of 2011 and all four quarters of 2012. The Company paid a 2% common stock dividend during the third quarter of 2011. The Company paid a 5% preferred cash dividend in 2011 and 2012, respectively. The high and low price range of the Company’s common stock for 2012 and 2011 is set forth below and has been adjusted to reflect the 2% stock dividend paid to shareholders of record at October 3, 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	High	Low	High	Low

First Quarter	$9.04	$6.54	$9.58	$8.82
Second Quarter	$9.05	$6.81	$9.11	$7.42
Third Quarter	$7.80	$6.92	$8.98	$5.08
Fourth Quarter	$8.84	$7.44	$6.89	$5.32

At March 29, 2013, the Company estimates that is has approximately 2,400 shareholders, with approximately 980 reported in the name of the shareholder and the remainder recorded in street name.

The Company’s participation in the United States Treasury’s Capital Purchase Program precluded it from repurchasing additional treasury shares for a three year period. The Company issued 112,639 shares of treasury stock as part of its common equity offering in June 2010. The Company currently has 402,916 shares of common treasury stock and 18,400 shares of preferred treasury stock.

The Federal Reserve Bank has issued a policy statement regarding the payment of dividends and the repurchase of common stock by thrift holding companies. In general, dividends should be paid out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2012, (Exhibit No. 13.1) is incorporated herein by reference. See Note 22 of Notes of Consolidated Financial Statements which is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2012, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2012, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2012, (Exhibit No. 13.1) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2012.

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

Date: March 29, 2013	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2012, and the information included therein under “Proposal I – Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2012, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2012, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2012, and the information included therein under “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2012, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2012, and the information included therein under “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2012, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2012, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – December 31, 2012 and 2011.

3.	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

7.	Notes to Consolidated Financial Statements.

(b)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.2 Certificate of Amendment to the Certificate of Incorporation, Incorporated herein by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2010 (filed on May 28, 2010).

Exhibit No. 3.3 Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 (filed on December 17, 2008).

Exhibit No. 3.4 Bylaws, as amended. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated December 5, 2007 (filed on December 6, 2007).

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

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2012, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

99.1 Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2 Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the years ended December 31, 2012 and December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, respectively (iii)Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2012, 2011 and 2010, respectively, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 29, 2013	By:	(signed) John E. Peck
John E. Peck
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) John E. Peck	March 29, 2013
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

(signed) Billy C. Duvall	March 29, 2013
Billy C. Duvall
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(signed) Gilbert E. Lee	March 29, 2013
Gilbert E. Lee
Chairman of the Board

(signed) Thomas I. Miller	March 29, 2013
Thomas I. Miller
Vice-Chairman of the Board

(signed) Michael Woolfolk	March 29, 2013
Michael Woolfolk
Director, Board Secretary and Executive Vice
President and Chief Operating Officer

(signed) Steve Hunt	March 29, 2013
Steve Hunt
Director

(signed) Harry J. Dempsey	March 29, 2013
Harry J. Dempsey
Director

(signed) Ted Kinsey	March 29, 2013
Ted Kinsey
Director

(signed) Clay Smith	March 29, 2013
Clay Smith
Director