Form 10-Q
period 2013-03-31
HOPFED BANCORP INC
filed 2013-05-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, the Registrant had outstanding 7,503,039 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets

Cash and due from banks	$33,245	31,563
Interest-earning deposits	15,235	5,613

Cash and cash equivalents	48,480	37,176
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	352,973	356,345
Loans receivable, net of allowance for loan losses of $10,579 at March 31, 2013, and $10,648 at December 31, 2012	530,928	524,985
Accrued interest receivable	4,760	5,398
Real estate and other assets owned	1,480	1,548
Bank owned life insurance	9,399	9,323
Premises and equipment, net	22,209	22,557
Deferred tax assets	175	—
Intangible asset	243	292
Other assets	6,034	5,637

Total assets	$981,109	967,689

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$100,305	94,083
Interest-bearing accounts:
Interest-bearing checking accounts	169,203	147,047
Savings and money market accounts	82,529	81,643
Other time deposits	425,517	437,092

Total deposits	777,554	759,865
Advances from Federal Home Loan Bank	43,257	43,741
Repurchase agreements	40,485	43,508
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	481	396
Dividends payable	180	180
Deferred tax liability	—	568
Accrued expenses and other liabilities	4,756	4,122

Total liabilities	877,023	862,690

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
	(unaudited)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and no shares outstanding at March 31, 2013, and December 31, 2012.	$—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,905,955 issued and 7,503,039 outstanding at March 31, 2013, and 7,905,728 issued and 7,502,812 outstanding at December 31, 2012	79	79
Common stock warrant	—	556
Additional paid-in-capital	76,609	76,288
Retained earnings	42,663	41,829
Treasury stock-preferred (at cost, 18,400 shares at March 31, 2013, and December 31, 2012)	(18,400)	(18,400)
Treasury stock-common (at cost, 402,916 shares at March 31, 2013, and December 31, 2012)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	8,211	9,723

Total stockholders’ equity	104,086	104,999

Total liabilities and stockholders’ equity	$981,109	967,689

The consolidated condensed statement of financial condition at December 31, 2012, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods
	Ended March 31,
	2013	2012

Interest and dividend income:
Loans receivable	$6,882	7,801
Investment in securities, taxable	1,832	2,375
Investment in securities, non-taxable	585	575
Interest-earning deposits	6	8

Total interest and dividend income	9,305	10,759

Interest expense:
Deposits	2,046	2,884
Advances from Federal Home Loan Bank	444	573
Repurchase agreements	242	248
Subordinated debentures	182	187

Total interest expense	2,914	3,892

Net interest income	6,391	6,867

Provision for loan losses	376	869

Net interest income after provision for loan losses	6,015	5,998

Non-interest income:
Service charges	853	938
Merchant card income	223	196
Mortgage origination revenue	200	203
Gain on sale of securities	627	44
Income from bank owned life insurance	75	79
Financial services commission	297	227
Other operating income	208	230

Total non-interest income	2,483	1,917

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods
	Ended March 31,
	2013	2012

Non-interest expenses:
Salaries and benefits	$3,848	3,507
Occupancy expense	845	855
Data processing expense	650	625
State deposit tax	142	162
Intangible amortization expense	49	65
Professional services expense	393	388
Deposit insurance and examination expense	232	419
Advertising expense	333	304
Postage and communications expense	139	141
Supplies expense	136	111
Loss on disposal of equipment	—	6
Loss on sale of real estate owned	35	147
Real estate owned expenses	76	46
Other operating expenses	396	323

Total non-interest expense	7,274	7,099

Income before income tax expense	1,224	816
Income tax expense	240	89

Net income	984	727

Less:
Dividend on preferred shares	—	229
Accretion dividend on preferred shares	—	28

Net income available to common shareholders	$984	470

Net income available to common shareholders
Per share, basic	$0.13	$0.06

Per share, diluted	$0.13	$0.06

Dividend per share	$0.02	$0.02

Weighted average shares outstanding - basic	7,488,445	7,484,475

Weighted average shares outstanding - diluted	7,488,445	7,484,475

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month
	Periods Ended March 31,
	2013	2012

Net income	$984	727

Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities available for sale, net of tax effect of $598 and ($73) for the three months ended March 31, 2013, and March 31, 2012, respectively;	(1,161)	142

Unrealized gain (loss) on derivatives, net of tax effect of ($32) and ($17) for the three month periods ending March 31, 2013, and March 31, 2012, respectively;	63	33

Reclassification adjustment for gains included in net income, net of tax effect of $213 and $15 for the three month periods ended March 31, 2013, and March 31, 2012, respectively;	(414)	(29)

Comprehensive income (loss)	($528)	873

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2013

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

									Accumulated
	Shares			Common	Additional		Treasury	Treasury	Other	Total
	Common	Preferred	Common	Stock	Capital	Retained	Stock	Stock	Comprehensive	Stockholders
	Stock	Stock	Stock	Warrants	Surplus	Earnings	Preferred	Common	Income	Equity
Balance at December 31, 2012	7,502,812	18,400	$79	556	76,288	41,829	(18,400)	(5,076)	9,723	104,999

Restricted stock awards	227	—	—	—	—	—	—	—	—	—

Consolidated net income	—	—	—	—	—	984	—	—	—	984

Compensation expense, restricted stock awards	—	—	—	—	22	—	—	—	—	22

Net change in unrealized gain on securities available for sale, net of income taxes of $811	—	—	—	—	—	—	—	—	(1,575)	(1,575)

Net change in unrealized loss on derivatives, net of income tax benefit of $32	—	—	—	—	—	—	—	—	63	63

Repurchase of warrant	—	—	—	(556)	299	—	—	—	—	(257)

Cash dividend to common stockholders	—	—	—	—	—	(150)	—	—	—	(150)

Balance March 31, 2013	7,503,039	18,400	$79	—	76,609	42,663	(18,400)	(5,076)	8,211	104,086

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods
	Ended March 31,
	2013	2012
Cash flows from operating activities:

Net cash provided by operating activities	$2,903	$3,791

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	41,814	28,242
Purchase of securities available for sale	(40,938)	(50,869)
Net (increase) decrease in loans	(6,396)	4,792
Proceeds from sale of foreclosed assets	110	1,573
Purchase of premises and equipment	(49)	(187)

Net cash used in investing activities	(5,459)	(16,449)

Cash flows from financing activities:
Net increase in demand deposits	6,222	$8,288
Net increase in time and other deposits	11,467	$5,815
Increase in advances from borrowers for taxes and insurance	85	88
Repayment of advances from Federal Home Loan Bank	(484)	(951)
Net decrease in repurchase agreements	(3,023)	(603)
Cash used to repurchase warrant	(257)	—
Dividend paid on preferred stock	—	(230)
Dividends paid on common stock	(150)	(150)

Net cash provided by financing activities	13,860	12,257

Increase (decrease) in cash and cash equivalents	11,304	(401)
Cash and cash equivalents, beginning of period	37,176	48,760

Cash and cash equivalents, end of period	$48,480	48,359

Supplemental disclosures of Cash Flow Information:
Interest paid	$1,492	1,969

Income taxes paid	$445	445

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	$523	1,717

Foreclosures and in substance foreclosures of loans during period	$77	633

Net unrealized gains (losses) on investment securities classified as available for sale	$(2,386)	171

Increase (decrease) in deferred tax asset related to unrealized gains on investments	$811	(58)

Dividends declared and payable	$180	178

Issue of unearned restricted stock	$2	12

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2013, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2013.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2012, Consolidated Financial Statements.

(2)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three month periods ended March 31, 2013, and March 31, 2012. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrant outstanding.

	Three Month Periods Ended
	March 31,
	2013	2012
Basic IPS:
Net income available to common stockholders	$984,000	$470,000
Average common shares outstanding	7,488,445	7,484,475

Net income per share available to common shareholders, basic	$0.13	$0.06

Diluted IPS
Net income available to common stockholders	$984,000	$470,000
Average common shares outstanding	7,488,445	7,484,475
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,488,445	7,484,475

Net income per share available to common shareholders, diluted	$0.13	$0.06

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $22,000 for the three month period ended March 31, 2013, and $27,000 for the three month period ended March 31, 2012, respectively. The Company issued 227 and 1,556 shares of restricted stock during the three month periods ended March 31, 2013, and March 31, 2012, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at March 31, 2013:

Year Ending December 31,	Future Expense
2013	$52,599
2014	50,984
2015	28,070
2016	8,299
2017	6

Total	$139,958

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

At March 31, 2013, the Company has 41 securities with unrealized losses. The carrying amount of securities and their estimated fair values at March 31, 2013, were as follows:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$139,563	5,136	(66)	144,633
Taxable municipal bonds	17,117	1,149	(45)	18,221
Tax free municipal bonds	66,943	4,491	(126)	71,308
Trust preferred securities	2,000	—	(511)	1,489
Mortgage-backed securities:
GNMA	17,657	1,133	(7)	18,783
FNMA	67,678	2,177	(153)	69,702
FHLMC	3,972	131	—	4,103
NON-AGENCY CMOs	10,334	41	(140)	10,235
AGENCY CMOs	14,238	334	(73)	14,499

	$339,502	14,592	(1,121)	352,973

The carrying amount of securities and their estimated fair values at December 31, 2012, was as follows:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$147,659	5,202	(83)	152,778
Taxable municipal bonds	12,535	1,209	(8)	13,736
Tax free municipal bonds	68,331	5,756	(40)	74,047
Trust preferred securities	2,000	—	(511)	1,489
Mortgage-backed securities:
GNMA	19,172	1,244	(19)	20,397
FNMA	64,805	2,558	(58)	67,305
FHLMC	4,519	153	—	4,672
SLMA CMO	5,412	80	—	5,492
AGENCY CMOs	16,055	426	(52)	16,429

	$340,488	16,628	(771)	356,345

The scheduled maturities of debt securities available for sale at March 31, 2013, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value

Due within one year	$420	$420
Due in one to five years	13,205	13,378
Due in five to ten years	31,888	33,668
Due after ten years	52,924	56,106

	98,437	103,572
Amortizing agency bonds	127,186	132,079
Mortgage-backed securities	113,879	117,322

Total unrestricted securities available for sale	$339,502	$352,973

The scheduled maturities of debt securities available for sale at December 31, 2012, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value

Due within one year	$345	$346
Due in one to five years	11,499	11,682
Due in five to ten years	30,007	32,316
Due in more than ten years	53,222	57,290

	95,073	101,634
Amortizing agency bonds	135,452	140,416
Mortgage-backed securities	109,963	114,295

Total unrestricted securities available for sale	$340,488	$356,345

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2013, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$14,234	(66)	—	—	14,234	(66)
Taxable municipals	4,441	(45)	—	—	4,441	(45)
Tax free municipals	8,510	(126)	—	—	8,510	(126)
Trust preferred securities	—	—	1,489	(511)	1,489	(511)
Mortgage-backed securities:
GNMA	—	—	1,220	(7)	1,220	(7)
FNMA	9,989	(153)	—	—	9,989	(153)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	1,553	(140)	—	—	1,553	(140)
AGENCY CMOs	1,978	(67)	1,232	(6)	3,210	(73)

Total Available for Sale	$40,705	(597)	3,941	(524)	44,646	(1,121)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2012, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$12,317	(83)	—	—	12,317	(83)
Taxable municipal bonds	885	(8)	—	—	885	(8)
Tax free municipal bonds	5,315	(40)	—	—	5,315	(40)
Trust preferred securities	—	—	1,489	(511)	1,489	(511)
Mortgage-backed securities:
GNMA	—	—	1,415	(19)	1,415	(19)
FNMA	7,077	(58)	—	—	7,077	(58)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	—	—	—	—
AGENCY CMOs	3,691	(52)	—	—	3,691	(52)

Total Available for Sale	$29,285	(241)	2,904	(530)	32,189	(771)

At March 31, 2013, securities with a book value of approximately $151.3 million and a market value of approximately $165.8 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. In addition, securities with a book value of $507,000 and a market value of $536,000 are pledged as collateral to the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $15.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2013, securities with a book and market value of $24.5 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $20.8 million and a market value of $21.4 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$160,171	29.6%	$162,335	30.3%
Second mortgages (closed end)	4,188	0.8%	4,336	0.8%
Home equity lines of credit	35,822	6.6%	37,083	6.9%
Multi-family	33,010	6.1%	33,056	6.2%
Construction	14,548	2.7%	18,900	3.5%
Land	42,280	7.8%	45,906	8.6%
Farmland	49,199	9.1%	46,799	8.7%
Non-residential real estate	133,018	24.6%	122,637	22.9%

Total mortgage loans	472,236	87.3%	471,052	87.9%
Consumer loans	13,115	2.4%	13,886	2.6%
Commercial loans	56,058	10.3%	50,549	9.5%

Total other loans	69,173	12.7%	64,435	12.1%

Total loans, gross	541,409	100.0%	535,487	100.0%

Deferred loan cost, net of income	98		146

Less allowance for loan losses	(10,579)		(10,648)

Total loans	$530,928		$524,985

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At March 31, 2013, and December 31, 2012, the Bank’s non-residential real estate loan portfolio was made up of the following loan types:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Land	$42,280	45,906
Manufacturing	3,517	3,856
Professional, Technical	2,156	2,025
Retail Trade	12,095	12,391
Other Services	18,278	18,303
Finance & Insurance	1,860	386
Agricultural, Forestry, Fishing & Hunting	46,199	42,420
Real Estate and Rental and Leasing	44,434	48,249
Wholesale Trade	15,294	8,891
Arts, Entertainment & Recreation	2,889	3,461
Accomodations / Food Service	20,181	17,152
Healthcare and Social Assistance	6,834	7,932
Educational Services	—	—
Transportation & Warehousing	1,236	1,295
Information	2,707	2,488
Non-industry	4,107	46
Admin Support / Waste Mgmt	430	541

Total	$224,497	215,342

The allowance for loan losses totaled $10.6 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The ratio of the allowance for loan losses to total loans was 1.95% at March 31, 2013, 1.98% at December 31, 2012, and 1.89% at March 31, 2012.

The following table indicates the type and level of non-accrual loans at the dates indicated below:

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)

One-to-four family mortgages	$1,883	2,243	2,294
Home equity line of credit	66	66	100
Junior lien	3	4	—
Multi-family	—	38	—
Construction	177	—	—
Land	2,754	2,768	5,042
Non-residential real estate	1,496	1,782	3,630
Consumer loans	65	145	18
Commercial loans	592	617	132

Total non-accrual loans	$7,036	7,663	11,216

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended March 31, 2013:

				Specific	General
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2012	2013	2013	2013	2013	3/31/2013
	(Dollars in Thousands)
One-to-four family mortgages	$2,490	(206)	3	324	537	3,148
Home equity line of credit	374	—	1	6	97	478
Junior liens	230	(38)	23	(50)	(47)	118
Multi-family	524	—	—	—	(24)	500
Construction	256	—	—	(65)	(60)	131
Land	2,184	—	2	(435)	(297)	1,454
Non-residential real estate	3,633	(123)	14	(110)	(465)	2,949
Consumer loans	338	(130)	33	204	46	491
Commercial loans	619	(26)	2	271	444	1,310

Total	$10,648	(523)	78	145	231	10,579

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2012:

				Specific	General
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2011	2012	2012	2012	2012	12/31/2012
	(Dollars in Thousands)
One-to-four family mortgages	$2,640	(379)	81	324	(176)	2,490
Home equity line of credit	408	(67)	6	6	21	374
Junior liens	277	(1)	4	—	(50)	230
Multi-family	1,201	(417)	—	429	(689)	524
Construction	139	—	—	117	—	256
Land	1,332	(1,033)	405	635	845	2,184
Non-residential real estate	3,671	(1,120)	137	1,033	(88)	3,633
Consumer loans	262	(510)	150	404	32	338
Commercial loans	1,332	(157)	12	(171)	(397)	619

Total	$11,262	(3,684)	795	2,777	(502)	10,648

The table below presents past due and non-accrual balances at March 31, 2013, by loan classification allocated between performing and non-performing:

March 31, 2013	Currently	30 -89 Days	Non-accrual	Special	Impaired Loans Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$155,077	673	1,883	654	1,884	—	160,171
Home equity line of credit	34,934	—	66	—	822	—	35,822
Junior liens	3,674	14	3	45	452	—	4,188
Multi-family	30,911	233	—	—	1,866	—	33,010
Construction	10,436	—	177	—	3,935	—	14,548
Land	13,663	981	1,496	8,917	17,223	—	42,280
Non-residential real estate	169,840	191	2,754	1,843	7,589	—	182,217
Consumer loans	12,675	168	65	—	207	—	13,115
Commercial loans	51,924	151	592	471	2,920	—	56,058

Total	$483,134	2,411	7,036	11,930	36,898	—	541,409

The table below presents past due and non-accrual balances at December 31, 2012, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
December 31, 2012	Performing	Past Due	Loans	Mention	Substandard	Doubful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$155,936	1,339	2,243	779	2,038	—	162,335
Home equity line of credit	34,732	5	66	1,109	1,171	—	37,083
Junior liens	3,584	237	4	47	464	—	4,336
Multi-family	27,463	—	38	1,478	4,077	—	33,056
Construction	13,876	176	—	—	4,848	—	18,900
Land for development	14,237	137	2,768	7,683	21,081	—	45,906
Non-residential real estate	146,150	293	1,782	1,899	19,312	—	169,436
Consumer loans	13,266	74	145	—	401	—	13,886
Commercial loans	43,961	230	617	516	5,225	—	50,549

Total	$453,205	2,491	7,663	13,511	58,617	—	535,487

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

The Company’s annualized net charge off ratios for three month periods ended March 31, 2013, March 31, 2012, and the year ended December 31, 2012, was 0.33%, 1.08% and 0.52%, respectively. The ratios of allowance for loan losses to non-accrual loans at March 31, 2013, March 31, 2012, and December 31, 2012, were 150.35%, 94.59%, and 138.99% respectively.

The table below sets forth an analysis of the Bank’s allowance for loan losses for the periods presented:

	Three month period ended	Year ended	Three month period ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$10,648	11,262	11,262
Charge offs
One-to-four family mortgages	(206)	(379)	(122)
Home equity line of credit	—	(67)	(53)
Junior liens	(38)	(1)	—
Multi-family	—	(417)	—
Construction	—	—	—
Land	—	(1,033)	(579)
Non-residential real estate	(123)	(1,120)	(779)
Consumer loans	(130)	(510)	(108)
Commercial loans	(26)	(157)	(76)

Total charge offs	(523)	(3,684)	(1,717)

Recoveries
One-to-four family mortgages	3	81	39
Home equity line of credit	1	6	1
Junior liens	23	4	1
Multi-family	—	—	—
Construction	—	—	—
Land	2	405	100
Non-residential real estate	14	137	—
Consumer loans	33	150	52
Commercial loans	2	12	2

Total recoveries	78	795	195

Net Charge offs	(445)	(2,889)	(1,522)

Provision for loan losses	376	2,275	869

Ending balance	$10,579	10,648	10,609

Average loan balance, gross	$533,172	533,081	562,866

Ratio of net charge offs to average outstanding loans during the period	0.33%	0.52%	1.08%

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

The Company conducts annual reviews on all loan relationships above $1 million to ascertain the borrowers continued ability to service their debt as agreed. In addition to the credit relationships mentioned above, management may classify any credit relationship once it becomes aware of adverse credit trends for that customer. Typically, the annual review consists of updated financial statements for borrowers and any guarantors, a review of the borrower’s credit history with the Company and other creditors, and current income tax information.

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

Watch loans are acceptable credits: (1) that need continual monitoring, such as out-of territory or asset-based loans (since the Bank does not have an asset-based lending department), or (2) with a marginal risk level to business concerns and individuals that; (a) have exhibited favorable performance in the past, though currently experiencing negative trends; (b) are in an industry that is experiencing volatility or is declining, and their performance is less than industry norms; and (c) are experiencing unfavorable trends in their financial position, such as one-time net losses or declines in asset values. These marginal borrowers may have early warning signs of problems such as occasional overdrafts and minor delinquency. If considered marginal, a loan would be a “watch” until financial data demonstrated improved performance or further deterioration to a “substandard” grade usually within a 12-month period. In the table on page 24, Watch loans are included with satisfactory loans and classified as Pass.

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At March 31, 2013, December 31, 2012, and March 31, 2012, the Company’s impaired loans totaled $43.7 million, $66.6 million and $82.2 million, respectively. At March 31, 2013, December 31, 2012, and March 31, 2012, the Company’s specific reserve for impaired loans totaled $2.7 million, $3.8 million and $4.6 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at March 31, 2013, were as follows:

						Specific	Allowance
						Allowance	for
		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$155,940	654	3,545	32	160,171	791	2,357
Home equity line of credit	34,934	—	888	—	35,822	144	334
Junior liens	3,688	45	455	—	4,188	70	48
Multi-family	31,144	—	1,866	—	33,010	—	500
Construction	10,436	—	4,112	—	14,548	—	131
Land	14,644	8,917	18,719	—	42,280	946	508
Non-residential real estate	125,959	1,489	5,570	—	133,018	117	2,108
Farmland	44,072	354	4,773	—	49,199	18	706
Consumer loans	12,843	—	272	—	13,115	56	435
Commercial loans	52,154	471	3,433	—	56,058	522	788

Total	$485,814	11,930	43,633	32	541,409	2,664	7,915

A summary of the Company’s impaired loans and their respective reserve at December 31, 2012, were as follows:

						Specific	Allowance
						Allowance	for
		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$156,961	779	4,595	—	162,335	754	1,736
Home equity line of credit	34,737	1,109	1,237	—	37,083	76	298
Junior liens	3,821	47	468	—	4,336	188	42
Multi-family	27,463	1,478	4,115	—	33,056	38	486
Construction	14,052	—	4,848	—	18,900	—	256
Land	14,374	7,683	23,849	—	45,906	932	1,252
Non-residential real estate	107,947	669	14,021	—	122,637	1,240	1,681
Farmland	38,496	1,230	7,073	—	46,799	184	528
Consumer loans	13,330	—	556	—	13,886	121	217
Commercial loans	44,191	516	5,842	—	50,549	308	311

Total	$455,372	13,511	66,604	—	535,487	3,841	6,807

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2013, were as follows:

				For the three month period ended
	At March 31, 2013			March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$1,239	1,239	—	1,239	8
Home equity line of credit	545	545	—	545	3
Junior liens	370	370	—	370	2
Multi-family	1,866	1,866	—	1,866	16
Construction	4,112	4,112	—	4,112	18
Land	15,148	15,148	—	15,148	181
Farmland	4,320	4,320		4,320	76
Non-residential real estate	5,390	5,390	—	5,390	27
Consumer loans	49	49	—	49	2
Commercial loans	2,517	2,517	—	2,517	51

Total	$35,556	35,556	—	35,556	384

				For the three month period ended
	At March 31, 2013			March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired loans with recorded reserve:
One-to-four family mortgages	$2,338	2,338	792	2,338	10
Home equity line of credit	343	343	144	343	2
Junior liens	85	85	70	85	1
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,571	3,571	945	3,571	12
Farmland	452	452	18	452	1
Non-residential real estate	181	181	117	181	2
Consumer loans	223	223	56	223	—
Commercial loans	916	916	522	916	6

Total	$8,109	8,109	2,664	8,109	34

Total impaired loans	$43,665	43,665	2,664	43,665	418

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2012, were as follows:

				For the year ended
	At December 31, 2012			12/31/12
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$1,759	1,759	—	5,279	107
Home equity line of credit	1,169	1,169	—	869	50
Junior liens	—	—	—	281	3
Multi-family	4,077	4,077	—	3,626	219
Construction	4,848	4,848	—	3,133	174
Land	20,279	20,279	—	19,857	504
Farmland	5,701	5,701		5,701	202
Non-residential real estate	9,662	9,662	—	14,235	653
Consumer loans	81	81	—	66	5
Commercial loans	1,617	1,617	—	2,701	165

Total	$49,193	49,193	—	55,748	2,082

				For the year ended
	At December 31, 2012			12/31/12
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired loans with recorded reserve:
One-to-four family mortgages	$2,836	2,836	754	3,135	145
Home equity line of credit	68	68	76	162	3
Junior liens	468	468	188	365	38
Multi-family	38	38	38	2,640	4
Construction	—	—	—	1,095	—
Land	3,570	3,570	932	4,848	213
Farmland	1,372	1,372	184	1,372	92
Non-residential real estate	4,359	4,359	1,240	5,206	231
Consumer loans	475	475	121	281	1
Commercial loans	4,225	4,225	308	4,470	28

Total	$17,411	17,411	3,841	23,574	755

Total impaired loans	$66,604	66,604	3,841	79,322	2,837

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

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at March 31, 2013 and December 31, 2012, is below:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
TDR by Loan Type:
One-to-four family mortgages	$70	1,888
Home equity line of credit	—	—
Junior lien	86	196
Multi-family	—	234
Construction	4,112	4,112
Land	2,754	3,424
Non-residential real estate	368	3,173
Farmland	—	909
Consumer loans	4	5
Commercial loans	232	128

Total TDR	7,626	14,069

Less:
TDR in non-accrual status
One-to-four family mortgages	(45)	—
Home equity line of credit	—	(100)
Junior lien	—	—
Multi-family	—	—
Construction	—	—
Land	(2,754)	(2,768)
Non-residential real estate	—	(44)
Farmland	—	—
Consumer loans	—	—
Commercial loans	(128)	(119)

Total performing TDR	$4,699	11,038

(6)	REAL ESTATE AND OTHER ASSETS OWNED

The Company’s real estate and other assets owned represent properties and personal collateral acquired through customer loan defaults. The property is recorded at the lower of cost or fair value less estimated cost to sell and carrying cost at the date acquired. Any difference between the book value and estimated market value is recognized as a charge off through the allowance for loan loss account. Additional real estate owned and other asset losses may be determined on individual properties at specific intervals or at the time of disposal. In general, the Company will obtain a new appraisal on all real estate owned with a book balance in excess of $250,000 on an annual basis. Additional losses are recognized as a non-interest expense.

At March 31, 2013, December 31, 2012, and March 31, 2012, the Company had balances in other real estate and assets owned consisting of the following:

	March 31, 2013	December 31, 2012	March 31, 2012
		(Dollars in Thousands)

One-to-four family mortgages	$295	258	540
Multi-family	—	—	—
Construction	—	130	216
Land	1,112	1,112	425
Non-residential real estate	73	44	—
Consumer assets owned by bank	—	4	—

Total other assets owned	1,480	1,548	1,181

Total non-accrual loans	7,036	7,663	11,216

Total non-performing assets	$8,516	9,211	12,397

Non-performing assets / Total assets	0.86%	0.95%	1.18%

The following is a summary of the activity in the Company’s real estate and other assets owned for the three month period ending March 31, 2013:

	Balance			Reduction	Gain (Loss)	Balance
	12/31/2012	Foreclosures	Proceeds	in Values	on Sale	3/31/2013
		(Dollars in Thousands)

One-to-four family mortgages	$258	37	—	—	—	295
Multi-family	—	—	—	—	—	—
Construction	130	—	(110)	(110)	90	—
Land	1,112	—	—	—	—	1,112
Non-residential real estate	44	40	—	(11)	—	73
Consumer assets	4	—	—	(4)	—	—

Total	$1,548	77	(110)	(125)	90	1,480

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2012:

		Activity During 2012
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2011	Foreclosures	Proceeds	in Values	on Sale	12/31/2012
		(Dollars in Thousands)

One-to-four family mortgages	$480	983	(1,084)	(92)	(29)	258
Multi-family	905	—	(875)	—	(30)	—
Construction	465	—	(321)	—	(14)	130
Land	248	1,229	(269)	(77)	(19)	1,112
Non-residential real estate	160	64	(178)	(20)	18	44
Consumer assets	9	9	(11)	—	(3)	4

Total	$2,267	2,285	(2,738)	(189)	(77)	1,548

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At	At
	March 31, 2013	December 31, 2012

Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity - trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income

	Three Month Periods
	Ended March 31,
	2013	2012

Income - interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$88	96

Net income	$88	96

Summary Statement of Stockholders’ Equity

	Trust			Total
	Preferred	Common	Retained	Stockholders’
	Securities	Stock	Earnings	Equity

Beginning balances, December 31, 2012	$10,000	310	—	10,310
Net income	—	—	88	88
Dividends:
Trust preferred securities	—	—	(85)	(85)
Common paid to HopFed Bancorp, Inc.	—	—	(3)	(3)

Ending balances, March 31, 2013	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at March 31, 2013, are summarized below:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$352,973	—	351,484	1,489
Bank owned life insurance	$9,399	—	9,399	—

Liabilities
Interest rate swap	$1,029	—	1,029	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2012, are summarized below:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$356,345	—	354,856	1,489
Bank owned life insurance	$9,323	—	9,323	—

Liabilities
Interest rate swap	$1,126	—	1,126	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2013:

Description	Total carrying value in the consolidated balance sheet at March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets

Other real estate owned	$1,480	—	—	$1,480

Impaired loans, net of reserve of $2,664	$41,001	—	—	$41,001

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2012:

Description	Total carrying value in the consolidated balance sheet at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$1,544	—	—	$1,544

Other assets owned	$4	—	—	$4

Impaired loans, net of reserve of $3,841	$62,763	—	—	$62,763

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the three month periods ended March 31, 2013, and March 1, 2012, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Three month period ended March 31,	2013		2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	993	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at March 31,	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, March 31,	$1,489	—	993	—

The estimated fair values of financial instruments were as follows at March 31, 2013:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$33,245	$33,245	$33,245	—	—
Interest-earning deposits	15,235	15,235	15,235	—	—
Securities available for sale	352,973	352,973	—	351,484	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	530,928	533,700	—	—	533,700
Accrued interest receivable	4,760	4,760	—	4,760	—
Bank owned life insurance	9,399	9,399	—	9,399	—
Financial liabilities:
Deposits	777,554	768,969		768,969	—
Advances from borrowers for taxes and insurance	481	481	—	481	—
Advances from Federal Home Loan Bank	43,257	48,494	—	48,494	—
Repurchase agreements	40,485	42,119	—	42,119	—
Subordinated debentures	10,310	10,091	—	—	10,091
Off-balance-sheet liabilities:					—
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,029	1,029	—	1,029	—

The estimated fair values of financial instruments were as follows at December 31, 2012:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$31,563	31,563	$31,563	—	—
Interest-earning deposits	5,613	5,613	5,613	—	—
Securities available for sale	356,345	356,345	—	354,856	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	524,985	532,040	—	—	532,040
Accrued interest receivable	5,398	5,398	—	5,398	—
Bank owned life insurance	9,323	9,323	—	9,323	—
Financial liabilities:
Deposits	759,865	756,426	—	756,426	—
Advances from borrowers for taxes and insurance	396	396	—	396	—
Advances from Federal Home Loan Bank	43,741	49,293	—	49,293	—
Repurchase agreements	43,508	44,779	—	44,779	—
Subordinated debentures	10,310	10,092	—	—	10,092
Off-balance-sheet liabilities:					—
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,126	1,126	—	1,126	—

(9)	ISSUANCE AND REPURCHASE OF PREFERRED SHARES

On December 12, 2008, HopFed Bancorp issued and sold 18,400 shares of preferred stock to the United States Treasury (Treasury) for $18,400,000 pursuant to the Capital Purchase Program. The Company also issued a common stock warrant to the Treasury as a condition to its participation in the Capital Purchase Program. The warrant was immediately exercisable and allowed the holder to purchase 253,667 shares of the Company’s common stock at $10.88 per share. The warrant would have expired on December 12, 2018. The preferred stock had no stated maturity and was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5% per year for the first five years and 9% thereafter. The Company repurchased the preferred stock from the Treasury at par on December 19, 2012, and repurchased the warrant from the Treasury on January 16, 2013, for $256,257.

(10)	STOCK OPTIONS

At March 31, 2013, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At March 31, 2013, the Company can no longer issue options under this plan. The remaining 20,808 options are fully vested with a strike price of $16.67 and have a final maturity of June 1, 2014.

(11)	DERIVATIVE INSTRUMENTS

Under guidelines of Financial Accounting Standards Board (“FASB”) ASC 815, Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the consolidated statement of financial position. ASC 815 provides special hedge accounting provisions, which permit the change in fair value of the hedge item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three month period ended March 31, 2013, or the year ended December 31, 2012.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At March 31, 2013, and December 31, 2012, the cost of the Bank to terminate the cash flow hedge was approximately $1,029,000 and $1,126,000, respectively.

(12)	REGULATORY CHANGES

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

(13)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2011-11, “Balance Sheet (Topic 210)—“Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05. This update to Comprehensive Income (Topic 220) defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral supersedes only the paragraphs pertaining to how and where reclassification adjustments are presented. The amendments in this update were effective for public entities for reporting periods beginning after December 15, 2011. The implementation of ASU 2011-12 did not have a material impact on the Company’s consolidated statement of comprehensive income.

ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.

Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company’s beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

ASU 2012-06, “Business Combinations (Topic 805)—Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective for the Company on January 1, 2013 and did not have a significant impact on the Corporation’s financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2013, and December 31, 2012, and for the three month periods ended March 31, 2013, and March 31, 2012, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2012 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2013, and December 31, 2012

At March 31, 2013, total assets increased $13.4 million, to $981.1 million as compared to $967.7 million at December 31, 2012, due to higher deposit and loan levels. Securities available for sale decreased from $356.3 million at December 31, 2012, to $353.0 million at March 31, 2013. At March 31, 2013, and December 31, 2012, securities classified as “available for sale” had an amortized cost of $339.5 million and $340.5 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2012, and March 31, 2013. Total Federal Home Loan Bank “FHLB” borrowings declined $484,000, from $43.7 million at December 31, 2012, to $43.3 million at March 31, 2013. Total repurchase balances decreased from $43.5 million at December 31, 2012, to $40.5 million at March 31, 2013.

Net loans totaled $530.9 million and $525.0 million at March 31, 2013, and December 31, 2012, respectively. In the three month period ended March 31, 2013, loans outstanding increased during the final two weeks of the period, providing for a higher balance of loans outstanding while average loan balances declined over the same period.

At March 31, 2013, deposits increased to $777.6 million from $759.9 million at December 31, 2012 despite a $11.6 million reduction in time deposits. At March 31, 2013, non-interest checking account balances increased by $6.2 million, to $100.3 million, or 12.9% of total deposits as compared to December 31, 2012. For the three month period ended March 31, 2013, interest bearing checking accounts and money market accounts increased by $22.2 million and $886,000, respectively, as compared to December 31, 2012. The average cost of all deposits during the three month periods ended March 31, 2013, December 31, 2012, and March 31, 2012, was 1.06%, 1.20% and 1.42%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given our continued high level of liquidity, the Company has chosen to reduce its balances of higher costing time deposits. In the six month period beginning April 1, 2013, and ending September 30, 2013, the Company has $138.6 million in time deposits scheduled to mature at a current weighted average cost of 1.71%.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2013 and 2012.

Net Income. The Company’s net income available to common shareholders was $984,000 for the three month period ended March 31, 2013, as compared to net income available to common shareholders of $470,000 for the three month period ended March 31, 2012. The improvement in the Company’s results for the three month period ended March 31, 2013, was partially the result of the elimination of $257,000 in preferred stock dividend and warrant accretion and an increase in gains recognized on the sale of securities.

Net Interest Income. Net interest income for the three month period ended March 31, 2013, was $6.4 million, compared to $6.9 million for the three month period ended March 31, 2012. The decline in net interest income for the three months ended March 31, 2013, as compared to March 31, 2012, was due to a $66.3 million decline in the average balance of interest earning assets and an overall decline in net yields available on interest earning assets.

For the three months ended March 31, 2013, the average yield on loans was 5.27%, as compared to 5.66% for the three month period ended March 31, 2012. For the three month period ended March 31, 2013, income on taxable securities declined to $1.8 million, from $2.4 million for the three month period ended March 31, 2012, due to lower yields on new investment purchases and a $45.4 million decline in the average balance of available for sale taxable securities. For the three month period ending March 31, 2013, the tax equivalent yield on taxable and tax free securities were 2.58% and 4.58%, respectively, as compared to 2.88% and 5.15% for the three-month period ended March 31, 2012, respectively.

For the three month periods ended March 31, 2013, and March 31, 2012, the Company’s cost of interest bearing liabilities was 1.51% and 1.83%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates. At March 31, 2013, and March 31, 2012, the Company’s net interest margin was 2.99% and 2.98%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended March 31, 2013, and March 31, 2012. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $282,000 for March 31, 2013, and $271,000 for March 31, 2012, for a tax equivalent rate using a cost of funds rate of 1.50% for March 31, 2013, and 1.80% for March 31, 2012. The table adjusts tax-free loan income by $1,000 for March 31, 2013, and $6,000 for March 31, 2012, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 3/31/2013	Income and Expense 3/31/2013	Average Rates 3/31/2013	Average Balance 3/31/2012	Income and Expense 3/31/2012	Average Rates 3/31/2012
	(Table Amounts in Thousands, Except Percentages)
Loans	$522,705	6,883	5.27%	$551,579	7,807	5.66%
Investments AFS taxable	284,378	1,832	2.58%	329,819	2,375	2.88%
Investment AFS tax free	75,689	867	4.58%	65,669	846	5.15%
Federal funds	9,882	6	0.24%	11,911	8	0.27%

Total interest earning assets	892,654	9,588	4.30%	958,978	11,036	4.60%

Other assets	85,058			94,246

Total assets	$977,712			$1,053,224

Interest bearing checking	$164,074	330	0.80%	$143,858	294	0.82%
Saving / MMDA	80,687	33	0.16%	72,434	33	0.18%
Retail time deposits	384,815	1,499	1.56%	457,461	2,289	2.00%
Brokered deposits	47,100	184	1.56%	57,345	268	1.87%
FHLB borrowings	43,558	444	4.08%	62,969	573	3.64%
Repurchase agreements	43,032	242	2.25%	44,043	248	2.25%
Subordinated debentures	10,310	182	7.06%	10,310	187	7.26%

Total interest bearing liabilities	773,576	2,914	1.51%	848,420	3,892	1.83%

Non-interest bearing deposits	94,100			80,503
Other liabilities	4,989			5,164

Stockholders’ equity	105,047			119,137

Total liabilities and stockholders’ equity	$977,712			$1,053,224

Net change in interest earning assets and interest bearing liabilities		$6,674	2.79%		$7,144	2.77%

Net yield on interest earning assets		2.99%			2.98%

Interest Income. For the three month periods ended March 31, 2013, and March 31, 2012, the Company’s total interest income was $9.3 million and $10.8 million, respectively. As the Company’s loan demand remains soft, we continue to have a high dependency on investment income. As investment options have become less attractive, the Company has chosen to increase its holdings in floating rate securities. By investing in floating rate securities, the Company is limiting the price volatility on a portion of the portfolio while accepting yields that are significantly below the average yield in the remaining portfolio. At March 31, 2013, the Company owns approximately $59.5 million in floating rate securities that re-price monthly or quarterly based on movements in the one and three month London Interbank Offering Rate (“LIBOR”).

The average balance of loans receivable declined from $551.6 million for the three month period ended March 31, 2012, to $522.7 million for the three month period ended March 31, 2013. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 113.03% for the three months ended March 31, 2012, to 115.39% for the three months ended March 31, 2013.

Interest Expense. Interest expense declined approximately $978,000 for the three months ended March 31, 2013, as compared to March 31, 2012. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 2.00% for the three month period ended March 31, 2012, to 1.56% for the three months ended March 31, 2013. Over the same period, the average balance of interest bearing retail time deposits declined $72.7 million, from $457.5 million for the three months ended March 31, 2012, to $384.5 million for the three months ended March 31, 2013.

The average balance cost of brokered deposits declined from 1.87% for the three months ended March 31, 2012, to 1.56% for the three months ended March 31, 2013. Over the same period, the average balance of brokered deposits declined $10.2 million for the three month period ended March 31, 2012 to $47.1 million for the three month period ended March 31, 2013. For the three month period ended March 31, 2013, the Company’s total cost of deposits was 1.06% as compared to 1.42% for the three month period ended March 31, 2012.

The average balance of funds borrowed from the FHLB declined $19.4 million, from $63.0 million for the three months ended March 31, 2012, to $43.6 million for the three month period ended March 31, 2013. The average cost of borrowed funds from the FHLB were 3.64% for the three months ended March 31, 2012, and 4.08% for the three months ended March 31, 2013, respectively. The average balance of repurchase agreements declined from $44.0 million for the three months ended March 31, 2012, to $43.0 for the three month period ended March 31, 2013. The average cost of repurchase agreements was 2.25% for the three months ended March 31, 2012, and March 31, 2013, respectively.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $376,000 in provision for loan loss was required for the three month period ended March 31, 2013, compared to a $869,000 in provision for loan loss expense for the three month period ended March 31, 2012. The lower level of required provision expense for the three month period ended March 31, 2013, is the result of improving credit quality and risk grade trends on the Company’s loan portfolio.

Non-Interest Income. There was a $566,000 increase in non-interest income in the three month period ended March 31, 2013, as compared to the same period in 2012. The increase in non-interest income was largely the result of a $583,000 increase in gains realized on the sale of investments. For the three month period ended March 31, 2013, the Company earned $200,000 in mortgage origination income as compared to $203,000 during the three month period ended March 31, 2012. The Company’s financial services commission increased from $227,000 to $297,000 for the three month period ended March 31, 2012, as compared to the three month period ended March 31, 2013, as bank customers sought higher yields than is available on deposit accounts.

Non-Interest Expenses. There was a $175,000 increase in total non-interest expenses in the three-month period ended March 31, 2013, as compared to the same period in 2012. The most significant change in non-interest expenses was a $341,000 increase in salary and benefit expenses for the three month period ended March 31, 2013, as compared to the three month period ended March 31, 2012. For the three month period ended March 31, 2013, the Company’s deposit insurance expense was $232,000 as compared to $419,000 for the three month period ended March 31, 2012. The decline was due to the removal of the Company’s and Bank’s Memorandum of Understanding and Agreement. For the three month period ended March 31, 2013, losses incurred on the sale of other assets owned were $35,000 as compared to $147,000 for the three month period ended March 31, 2012. The reduction in losses on other assets owned is largely the result of lower asset balances and an improving level of overall asset quality.

Income Taxes. The effective tax rate for the three-month periods ending March 31, 2013, and March 31, 2012, was 19.6% and 10.9%, respectively. The Company’s lower tax rate is the result of lower levels of taxable net income.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. In the past, the Company has been required to seek approval from the Office of Thrift Supervision prior to the declaration of a dividend to common shareholders. Currently, we are not required to seek approval for each cash common dividend payment to the Federal Reserve Bank.

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on page 44 that provides the yields and cost of assets and liabilities.

At March 31, 2013, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date

1/22/2010	2.20%	$3,092,000	7/22/2013
3/2/2010	2.00%	3,204,000	9/2/2013
9/22/2010	1.15%	2,144,000	3/22/2014
7/1/2011	1.00%	3,000,000	5/1/2014
8/11/2009	3.00%	5,095,000	8/11/2014
7/9/2012	0.54%	3,159,000	1/9/2015
7/27/2012	0.70%	3,590,000	7/27/2015
12/21/2010	1.70%	805,000	12/21/2015
9/21/2012	0.60%	2,500,000	1/21/2016
7/9/2012	0.70%	2,309,000	3/9/2016
3/17/2011	2.25%	1,500,000	3/17/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
7/9/2012	0.98%	1,446,000	1/9/2017	(1)
7/27/2012	0.50%	1,496,000	7/27/2017	(1)
9/22/2011	1.00%	2,127,000	9/22/2017	(1)
1/3/2013	1.00%	3,030,000	1/3/2018

Total		$43,627,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

The Bank must satisfy three capital standards: a ratio of core capital to adjusted total assets of 4.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2013, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2013:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Tangible Capital	$105,632	10.77%	$103,606	10.59%

Core Capital	$105,632	18.03%	$103,606	17.78%

Risk Based Capital	$112,958	19.28%	$110,932	19.03%

At March 31, 2013, the Bank had no outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $102.5 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from March 31, 2013, totaled $214.4 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2013, the Bank has pledged all eligible 1-4 family first mortgages.

At March 31, 2013, the Bank has outstanding borrowings of $43.3 million from the FHLB with maturities two months to seven years. A schedule of FHLB borrowings at March 31, 2013, is provided below:

Outstanding Balance	Rate	Maturity	Note
	(Dollars in thousands)
$4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/28/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
12,257	3.13%	01/01/19	Monthly Principal Payments

$43,257	4.11%	4.6 years	Weighted average life

At March 31, 2013, the Bank had $43.6 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8 million unsecured overnight borrowing capacity from a correspondent bank.

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

At March 31, 2013, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$340
Unused home equity lines of credit	$27,926
Unused commercial lines of credit	$50,736
Unused unsecured personal lines of credit	$23,506

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2013, will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at March 31, 2013, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at March 31, 2013, for the twelve month period ending March 31, 2014, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$27,470	$27,867	$27,929	$28,034	$29,198

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2013.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2013, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2013, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three month period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of March 31, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the three month periods ended March 31, 2013 and 2012 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 13, 2013	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 13, 2013	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer