Form 10-Q
period 2013-06-30
HOPFED BANCORP INC
filed 2013-08-13
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, the Registrant had outstanding 7,524,371 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets

Cash and due from banks	$20,070	31,563
Interest-earning deposits	9,633	5,613

Cash and cash equivalents	29,703	37,176
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	338,936	356,345
Loans receivable, net of allowance for loan losses of $9,399 at June 30, 2013, and $10,648 at December 31, 2012	528,282	524,985
Accrued interest receivable	4,919	5,398
Real estate and other assets owned	1,632	1,548
Bank owned life insurance	9,486	9,323
Premises and equipment, net	21,853	22,557
Deferred tax assets	3,383	—
Intangible asset	195	292
Other assets	6,578	5,637

Total assets	$949,395	967,689

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$94,426	94,083
Interest-bearing checking	154,444	147,047
Savings and money market accounts	85,735	81,643
Time deposits	408,059	437,092

Total deposits	742,664	759,865
Federal Home Loan Bank Advances	45,768	43,741
Repurchase agreements	47,072	43,508
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	697	396
Dividends payable	177	180
Deferred tax liability	—	568
Accrued expenses and other liabilities	4,634	4,122

Total liabilities	851,322	862,690

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2013	December 31, 2012
	(unaudited)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and no shares outstanding at June 30, 2013, and December 31, 2012.	$—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,905,955 issued and 7,503,039 outstanding at June 30, 2013, and 7,905,728 issued and 7,502,812 outstanding at December 31, 2012	79	79
Common stock warrant	—	556
Additional paid-in-capital	76,634	76,288
Retained earnings	43,679	41,829
Treasury stock- preferred (at cost, 18,400 shares at June 30, 2013, and December 31, 2012)	(18,400)	(18,400)
Treasury stock- common (at cost, 402,916 shares at June 30, 2013, and December 31, 2012)	(5,076)	(5,076)
Accumulated other comprehensive income, net of taxes	1,157	9,723

Total stockholders’ equity	98,073	104,999

Total liabilities and stockholders’ equity	$949,395	967,689

The consolidated condensed statement of financial condition at December 31, 2012, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods		For the Six Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans receivable	$6,676	7,413	13,558	15,214
Securities available for sale - taxable	1,764	2,434	3,596	4,809
Securities available for sale - nontaxable	547	547	1,132	1,122
Interest-earning deposits	7	6	13	14

Total interest income	8,994	10,400	18,299	21,159

Interest expense:
Deposits	1,936	2,755	3,982	5,639
Advances from Federal Home Loan Bank	446	565	890	1,138
Repurchase agreements	230	237	472	485
Subordinated debentures	182	181	364	368

Total interest expense	2,794	3,738	5,708	7,630

Net interest income	6,200	6,662	12,591	13,529

Provision for loan losses	406	400	782	1,269

Net interest income after provision for loan losses	5,794	6,262	11,809	12,260

Non-interest income:
Service charges	937	973	1,790	1,911
Merchant card income	259	212	482	408
Mortgage origination revenue	212	263	412	466
Gain on sale of securities	789	630	1,416	674
Income from bank owned life insurance	87	79	162	158
Financial services commission	347	271	644	498
Other operating income	197	211	405	441

Total non-interest income	2,828	2,639	5,311	4,556

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods		For the Six Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Non-interest expenses:
Salaries and benefits	3,714	3,561	7,562	7,068
Occupancy	882	884	1,727	1,739
Data processing	646	627	1,296	1,252
State bank tax	147	162	289	324
Intangible amortization	48	65	97	130
Professional services	549	498	942	886
Deposit insurance and examination	179	434	411	853
Advertising	308	324	641	628
Postage and communications	139	157	278	298
Supplies	93	105	229	216
Loss on disposal of equipment	—	2	—	8
Loss on real estate owned	12	72	47	219
Real estate owned expenses	32	25	108	71
Other operating expenses	375	523	771	846

Total non-interest expense	7,124	7,439	14,398	14,538

Income before income tax	1,498	1,462	2,722	2,278
Income tax expense	332	300	572	389

Net income	1,166	1,162	2,150	1,889

Less:
Dividend on preferred shares	—	231	—	460
Accretion dividend on preferred shares	—	28	—	56

Net income available to common shareholders	$1,166	$903	$2,150	$1,373

Net income available to common shareholders
Per share, basic	$0.16	$0.12	$0.29	$0.18

Per share, diluted	$0.16	$0.12	$0.29	$0.18

Dividend per share	$0.02	$0.02	$0.04	$0.04

Weighted average shares outstanding - basic	7,488,906	7,485,283	7,488,788	7,484,498

Weighted average shares outstanding - diluted	7,488,906	7,485,283	7,488,788	7,484,498

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month		For the Six Month
	Periods Ended June 30,		Periods Ended June 30,
	2013	2012	2013	2012

Net income	$1,166	1,162	2,150	1,889

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on investment securities available for sale, net of tax effect of $3,405 and ($1,023) for the three month periods ended June 30, 2013, and June 30, 2012, respectively; and $4,003 and ($1,096) for the six month periods ended June 30, 2013, and June 30, 2012, respectively;	(6,610)	1,985	(7,771)	2,127

Unrealized gain on derivatives, net of tax effect of ($40) and ($3) for the three month periods ended June 30, 2013, and June 30, 2012, respectively; and of ($72) and ($20) for the six month periods ending June 30, 2013, and June 30, 2012, respectively;	77	7	140	40

Reclassification adjustment for gains included in net income, net of tax effect of $268 and $214 for the three month periods ended June 30, 2013, and June 30, 2012, respectively; and $482 and $229 the six month periods ended June 30, 2013, and June 30, 2012, respectively;	(521)	(416)	(935)	(445)

Comprehensive income (loss)	($5,888)	2,738	(6,416)	3,611

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2013

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

									Accumulated
	Shares			Common	Additional		Treasury	Treasury	Other	Total
	Common Stock	Preferred Stock	Common Stock	Stock Warrants	Capital Surplus	Retained Earnings	Stock Preferred	Stock Common	Comprehensive Income	Stockholders Equity
Balance at December 31, 2012	7,502,812	18,400	$79	556	76,288	41,829	(18,400)	(5,076)	9,723	104,999

Restricted stock awards	227	—	—	—	—	—	—	—	—	—

Consolidated net income	—	—	—	—	—	2,150	—	—	—	2,150

Compensation expense, restricted stock awards	—	—	—	—	47	—	—	—	—	47

Net change in unrealized gain on securities available for sale, net of income tax benefit of $4,485	—	—	—	—	—	—	—	—	(8,706)	(8,706)

Net change in unrealized loss on derivatives, net of income taxes of $72	—	—	—	—	—	—	—	—	140	140

Repurchase of warrant	—	—	—	(556)	299	—	—	—	—	(257)

Cash dividend to common stockholders	—	—	—	—	—	(300)	—	—	—	(300)

Balance June 30, 2013	7,503,039	18,400	$79	—	76,634	43,679	(18,400)	(5,076)	1,157	98,073

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Periods Ended June 30,
	2013	2012
Cash flows from operating activities:
Net cash provided by operating activities	$4,484	$5,980

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	73,375	85,553
Purchase of securities available for sale	(69,182)	(92,013)
Net (increase) decrease in loans	(4,672)	13,915
Proceeds from sale of foreclosed assets	462	1,573
Purchase of premises and equipment	(74)	(301)

Net cash provided by (used in) investing activities	(91)	8,727

Cash flows from financing activities:
Net increase in demand deposits	343	4,388
Net increase (decrease) in time and other deposits	(17,544)	(18,574)
Increase in advances from borrowers for taxes and insurance	301	394
Advances from Federal Home Loan Bank	8,000	3,000
Repayment of advances from Federal Home Loan Bank	(5,973)	(1,835)
Net increase (decrease) in repurchase agreements	3,564	(5,348)
Cash used to repurchase warrant	(257)	—
Dividend paid on preferred stock	—	(460)
Dividends paid on common stock	(300)	(299)

Net cash used in financing activities	(11,866)	(18,734)

Increase (decrease) in cash and cash equivalents	(7,473)	(4,027)
Cash and cash equivalents, beginning of period	37,176	48,760

Cash and cash equivalents, end of period	$29,703	44,733

Supplemental disclosures of Cash Flow Information:
Interest paid	$2,932	3,525

Income taxes paid	$495	990

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	$2,370	2,428

Foreclosures and in substance foreclosures of loans during period	$593	873

Net unrealized gains (losses) on investment securities classified as available for sale	($13,191)	2,548

Increase (decrease) in deferred tax asset related to unrealized gains on investments	$4,485	(866)

Dividends declared and payable	$150	150

Issue of unearned restricted stock	$2	74

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank, formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998.

On June 5, 2013, Heritage Bank changed its legal name to Heritage Bank USA, Inc. and became a Kentucky state chartered commercial bank regulated by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. On June 5, 2013, HopFed Bancorp, Inc, become a commercial bank holding company regulated by the Board of Governors of the Federal Reserve System (“the FED”). The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (“Fall & Fall”) of Fulton, Kentucky. Fall & Fall sells life and casualty insurance to both individuals and businesses. The majority of Fall & Fall’s customer base is within the geographic footprint of the Bank.

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Wealth Management, with offices in Murray, Kentucky, Kingston Springs, Tennessee and Pleasant View, Tennessee. Agents of Heritage Wealth Management travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the six month period ended June 30, 2013, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2013.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and six month periods ended June 30, 2013, and June 30, 2012. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrant outstanding.

	Three Month Periods Ended
	June 30,
	2013	2012
Basic IPS:
Net income available to common stockholders	$1,166,000	$903,000
Average common shares outstanding	7,488,906	7,485,283

Net income per share available to common shareholders, basic	$0.16	$0.12

Diluted IPS
Net income available to common stockholders	$1,166,000	$903,000
Average common shares outstanding	7,488,906	7,485,283
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,488,906	7,485,283

Net income per share available to common shareholders, diluted	$0.16	$0.12

	Six Month Periods Ended
	June 30,
	2013	2012
Basic IPS:
Net income available to common stockholders	$2,150,000	$1,373,000
Average common shares outstanding	7,488,788	7,484,498

Net income per share available to common shareholders, basic	$0.29	$0.18

Diluted IPS
Net income available to common stockholders	$2,150,000	$1,373,000
Average common shares outstanding	7,488,788	7,484,498
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,488,788	7,484,498

Net income per share available to common shareholders, diluted	$0.29	$0.18

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $25,000 and $47,000 for the three and six month periods ended June 30, 2013, and $27,000 and $54,000 for the three and six month periods ended June 30, 2012, respectively. The Company issued 227 shares of restricted stock during the three and six month periods ended June 30, 2013, and 8,826 and 10,392 shares of restricted stock for the three and six month periods ended June 30, 2012, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at June 30, 2013:

Year Ending December 31,	Future Expense
2013	$31,156
2014	49,481
2015	27,062
2016	7,791

Total	$115,490

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

At the 2013 HopFed Bancorp, Inc. Annual Shareholder Meeting, shareholders approved a management recommendation to create the HopFed Bancorp, Inc. 2013 Long Term Incentive Plan (“the 2013 Plan”). The 2013 Plan provides for up to 300,000 shares to be granted to Directors and employees of the Company and the Bank. The details of the plan are discussed in the Company’s Definitive Proxy Statement dated April 5, 2013, and SEC Form S-8 dated June 28, 2013. The 2013 Plan replaces the Company’s 2004 Long Term Incentive Plan. The Company will not issue additional awards under the 2004 Long Term Incentive Plan.

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

At June 30, 2013, the Company has 87 securities with unrealized losses. The carrying amount of securities and their estimated fair values at June 30, 2013, were as follows:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$119,837	3,007	(1,427)	121,417
Corporate bonds	2,000	—	(16)	1,984
Taxable municipal bonds	19,395	339	(334)	19,400
Tax free municipal bonds	65,395	2,550	(772)	67,173
Trust preferred securities	2,000	—	(511)	1,489
Mortgage-backed securities:
GNMA	20,167	768	(117)	20,818
FNMA	77,307	927	(1,369)	76,865
FHLMC	3,441	88	—	3,529
NON-AGENCY CMOs	13,931	—	(487)	13,444
AGENCY CMOs	12,795	189	(167)	12,817

	$336,268	7,868	(5,200)	338,936

The carrying amount of securities and their estimated fair values at December 31, 2012, was as follows:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$147,659	5,202	(83)	152,778
Taxable municipal bonds	12,535	1,209	(8)	13,736
Tax free municipal bonds	68,331	5,756	(40)	74,047
Trust preferred securities	2,000	—	(511)	1,489
Mortgage-backed securities:
GNMA	19,172	1,244	(19)	20,397
FNMA	64,805	2,558	(58)	67,305
FHLMC	4,519	153	—	4,672
SLMA CMO	5,412	80	—	5,492
AGENCY CMOs	16,055	426	(52)	16,429

	$340,488	16,628	(771)	356,345

The scheduled maturities of debt securities available for sale at June 30, 2013, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value

Due within one year	$951	$925
Due in one to five years	14,375	14,586
Due in five to ten years	35,929	35,566
Due after ten years	51,913	52,526

	103,168	103,603
Amortizing agency bonds	105,459	107,860
Mortgage-backed securities	127,641	127,473

Total unrestricted securities available for sale	$336,268	$338,936

The scheduled maturities of debt securities available for sale at December 31, 2012, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value

Due within one year	$345	$346
Due in one to five years	11,499	11,682
Due in five to ten years	30,007	32,316
Due in more than ten years	53,222	57,290

	95,073	101,634
Amortizing agency bonds	135,452	140,416
Mortgage-backed securities	109,963	114,295

Total unrestricted securities available for sale	$340,488	$356,345

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2013, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$30,007	(1,427)	—	—	30,007	(1,427)
Corporate bonds	1,984	(16)	—	—	1,984	(16)
Taxable municipals	8,451	(334)	—	—	8,451	(334)
Tax free municipals	13,329	(772)	—	—	13,329	(772)
Trust preferred securities	—	—	1,489	(511)	1,489	(511)
Mortgage-backed securities:
GNMA	4,513	(93)	1,005	(24)	5,518	(117)
FNMA	44,606	(1,369)	—	—	44,606	(1,369)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	5,304	(459)	5,166	(28)	10,470	(487)
AGENCY CMOs	1,878	(167)	—	—	1,878	(167)

Total Available for Sale	$110,072	(4,637)	7,660	(563)	117,732	(5,200)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2012, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$12,317	(83)	—	—	12,317	(83)
Taxable municipal bonds	885	(8)	—	—	885	(8)
Tax free municipal bonds	5,315	(40)	—	—	5,315	(40)
Trust preferred securities	—	—	1,489	(511)	1,489	(511)
Mortgage-backed securities:
GNMA	—	—	1,415	(19)	1,415	(19)
FNMA	7,077	(58)	—	—	7,077	(58)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	—	—	—	—
AGENCY CMOs	3,691	(52)	—	—	3,691	(52)

Total Available for Sale	$29,285	(241)	2,904	(530)	32,189	(771)

At June 30, 2013, securities with a book value of approximately $151.6 million and a market value of approximately $152.0 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $13.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At June 30, 2013, securities with a book and market value of $31.1 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $16.9 million and a market value of $16.6 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$157,880	29.4%	$162,335	30.3%
Second mortgages (closed end)	3,912	0.7%	4,336	0.8%
Home equity lines of credit	35,982	6.7%	37,083	6.9%
Multi-family	29,965	5.6%	33,056	6.2%
Construction	8,994	1.7%	18,900	3.5%
Land	39,145	7.3%	45,906	8.6%
Farmland	50,300	9.4%	46,799	8.7%
Non-residential real estate	147,491	27.4%	122,637	22.9%

Total mortgage loans	473,669	88.2%	471,052	87.9%
Consumer loans	12,832	2.4%	13,886	2.6%
Commercial loans	51,155	9.4%	50,549	9.5%

Total other loans	63,987	11.8%	64,435	12.1%

Total loans, gross	537,656	100.0%	535,487	100.0%

Deferred loan cost, net of income	25		146

Less allowance for loan losses	(9,399)		(10,648)

Total loans	$528,282		$524,985

The Company assigns an industry standard NAICS code to each loan in the Company’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Company’s non-residential real estate loan portfolio. At June 30, 2013, and December 31, 2012, the Company’s non-residential real estate loan portfolio was made up of the following loan types:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Land	$39,145	45,906
Manufacturing	4,191	3,856
Professional, Technical	2,243	2,025
Retail Trade	11,713	12,391
Other Services	19,417	18,303
Finance & Insurance	1,855	386
Agricultural, Forestry, Fishing & Hunting	46,862	42,420
Real Estate and Rental and Leasing	54,354	48,249
Wholesale Trade	19,718	8,891
Arts, Entertainment & Recreation	3,153	3,461
Accommodations / Food Service	20,323	17,152
Healthcare and Social Assistance	7,696	7,932
Transportation & Warehousing	1,238	1,295
Information	2,548	2,488
Non-industry	2,105	46
Admin Support / Waste Mgmt	375	541

Total	$236,936	215,342

The allowance for loan losses totaled $9.4 million at June 30, 2013, and $10.6 million at December 31, 2012, and June 30, 2012, respectively. The ratio of the allowance for loan losses to total loans was 1.75% at June 30, 2013, 1.99% at December 31, 2012, and 1.92% at June 30, 2012.

The following table indicates the type and level of non-accrual loans at the dates indicated below:

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)

One-to-four family mortgages	$1,131	2,243	2,577
Home equity line of credit	22	66	91
Junior lien	37	4	107
Multi-family	—	38	190
Construction	—	—	—
Land	2,255	2,768	4,290
Non-residential real estate	7,055	1,134	4,000
Farmland	781	648	727
Consumer loans	11	145	16
Commercial loans	520	617	121

Total non-accrual loans	$11,812	7,663	12,119

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended June 30, 2013:

	Balance 12/31/2012	Charge off 2013	Recovery 2013	General Provision 2013	Specific Provision 2013	Ending Balance 6/30/2013
	(Dollars in Thousands)

One-to-four family mortgages	$2,490	(368)	8	149	115	2,394
Home equity line of credit	374	(6)	2	30	(11)	389
Junior liens	230	(84)	24	(132)	25	63
Multi-family	524	(38)	163	(257)	(159)	233
Construction	256	—	—	(61)	(128)	67
Land	2,184	(393)	5	(231)	235	1,800
Non-residential real estate	2,914	(1,039)	14	580	469	2,938
Farmland	719	—	—	(271)	14	462
Consumer loans	338	(386)	119	307	102	480
Commercial loans	619	(56)	4	42	(36)	573

Total	$10,648	(2,370)	339	156	626	9,399

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2012:

	Balance 12/31/2011	Charge off 2012	Recovery 2012	General Provision 2012	Specific Provision 2012	Balance 12/31/2012
	(Dollars in Thousands)
One-to-four family mortgages	$2,640	(379)	81	324	(176)	2,490
Home equity line of credit	408	(67)	6	6	21	374
Junior liens	277	(1)	4	—	(50)	230
Multi-family	1,201	(417)	—	429	(689)	524
Construction	139	—	—	117	—	256
Land	1,332	(1,033)	405	635	845	2,184
Non-residential real estate	3,671	(1,120)	137	718	(492)	2,914
Farmland	—	—	—	315	404	719
Consumer loans	262	(510)	150	404	32	338
Commercial loans	1,332	(157)	12	(171)	(397)	619

Total	$11,262	(3,684)	795	2,777	(502)	10,648

The table below presents currently performing, past due, and non-accrual balances at June 30, 2013, by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans
June 30, 2013					Currently Performing
					Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$149,160	2,172	1,131	1,169	4,248	—	157,880
Home equity line of credit	34,728	289	22	—	943	—	35,982
Junior liens	3,355	14	37	45	461	—	3,912
Multi-family	27,870	—	—	—	2,095	—	29,965
Construction	8,818	—	—	176	—	—	8,994
Land	21,951	235	2,255	7,441	7,263	—	39,145
Non-residential real estate	132,667	206	7,055	890	6,673	—	147,491
Farmland Consumer loans	45,086 12,345	— 49	781 11	352 —	4,081 427	—	50,300 12,832
Commercial loans	47,366	424	520	435	2,410	—	51,155

Total	$483,346	3,389	11,812	10,508	28,601	—	537,656

The table below presents currently performing, past due, and non-accrual balances at December 31, 2012, by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans		Total
					Currently Performing
December 31, 2012					Substandard	Doubtful
	(Dollars in Thousands)

One-to-four family mortgages	$155,936	1,339	2,243	779	2,038	—	162,335
Home equity line of credit	34,732	5	66	1,109	1,171	—	37,083
Junior liens	3,584	237	4	47	464	—	4,336
Multi-family	27,463	—	38	1,478	4,077	—	33,056
Construction	13,876	176	—	—	4,848	—	18,900
Land	14,237	137	2,768	7,683	21,081	—	45,906
Non-residential real estate	101,894	293	1,134	669	18,647	—	122,637
Farmland	44,256	—	648	1,230	665	—	46,799
Consumer loans	13,266	74	145	—	401	—	13,886
Commercial loans	43,961	230	617	516	5,225	—	50,549

Total	$453,205	2,491	7,663	13,511	58,617	—	535,487

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

The Company’s annualized net charge off ratios for six month periods ended June 30, 2013, June 30, 2012, and the year ended December 31, 2012, was 0.77%, 0.71% and 0.52%, respectively. The ratios of allowance for loan losses to non-accrual loans at June 30, 2013, June 30, 2012, and December 31, 2012, were 79.6%, 87.23%, and 138.99% respectively.

The table on the below sets forth an analysis of the Bank’s allowance for loan losses for the periods presented:

	Six month period ended June 30, 2013	Year ended December 31, 2012	Six month period ended June 30, 2012
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$10,648	11,262	11,262
Charge offs
One-to-four family mortgages	(368)	(379)	(264)
Home equity line of credit	(6)	(67)	(53)
Junior liens	(84)	(1)	(1)
Multi-family	(38)	(417)	(416)
Land	(393)	(1,033)	(779)
Non-residential real estate	(1,039)	(1,120)	(579)
Consumer loans	(386)	(510)	(130)
Commercial loans	(56)	(157)	(206

Total charge offs	(2,370)	(3,684)	(2,428)

Recoveries
One-to-four family mortgages	8	81	43
Home equity line of credit	2	6	3
Junior liens	24	4	2
Multi-family	163	—	—
Land	5	405	234
Non-residential real estate	14	137	100
Consumer loans	119	150	79
Commercial loans	4	12	4

Total recoveries	339	795	465

Net Charge offs	(2,031)	(2,889)	(1,963)

Provision for loan losses	782	2,275	1,269

Ending balance	$9,399	10,648	10,568

Average loan balance, gross	$525,448	533,081	550,871

Ratio of net charge offs to average outstanding loans during the period	0.77%	0.52%	0.71%

The determination of the allowance for loan losses is based on management’s analysis, completed on a quarterly basis. Various factors are considered, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred.

The Company conducts annual reviews on all loan relationships above $1 million to ascertain the borrowers continued ability to service their debt as agreed. In addition to the credit relationships mentioned above, management may revise a risk grade on any credit relationship once it becomes aware of adverse credit trends for that customer. Typically, the annual review consists of updated financial statements for borrowers and any guarantors, a review of the borrower’s credit history with the Company and other creditors, and current income tax information.

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

Watch loans are acceptable credits: (1) that need continual monitoring, such as out-of territory or asset-based loans (since the Bank does not have an asset-based lending department), or (2) with a marginal risk level to business concerns and individuals that; (a) have exhibited favorable performance in the past, though currently experiencing negative trends; (b) are in an industry that is experiencing volatility or is declining, and their performance is less than industry norms; and (c) are experiencing unfavorable trends in their financial position, such as one-time net losses or declines in asset values. These marginal borrowers may have early warning signs of problems such as occasional overdrafts and minor delinquency. If considered marginal, a loan would be a “watch” until financial data demonstrated improved performance or further deterioration to a “substandard” grade usually within a 12-month period. In the table on page 25, Watch loans are included with satisfactory loans and classified as Pass.

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At June 30, 2013, December 31, 2012, and June 30, 2012, the Company’s impaired loans totaled $40.4 million, $66.6 million and $90.4 million, respectively. At June 30, 2013, December 31, 2012, and June 30, 2012, the Company’s specific reserve for impaired loans totaled $3.5 million, $3.8 million and $3.7 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at June 30, 2013, were as follows:

						Specific	Allowance
						Allowance	for
		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$151,332	1,169	5,348	31	157,880	794	1,600
Home equity line of credit	35,017	—	965	—	35,982	146	243
Junior liens	3,361	45	506	—	3,912	—	63
Multi-family	27,870	—	2,095	—	29,965	—	233
Construction	8,818	176	—	—	8,994	—	67
Land	22,185	7,441	9,519	—	39,145	1,385	415
Non-residential real estate	132,851	890	13,750	—	147,491	1,046	1,892
Farmland	45,086	352	4,862	—	50,300	—	462
Consumer loans	12,394	—	438	—	12,832	87	393
Commercial loans	47,790	435	2,930	—	51,155	91	482

Total	$486,704	10,508	40,413	31	537,656	3,549	5,850

A summary of the Company’s impaired loans and their respective reserve at December 31, 2012, were as follows:

						Specific	Allowance
						Allowance	for
		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$156,961	779	4,595	—	162,335	754	1,736
Home equity line of credit	34,737	1,109	1,237	—	37,083	68	306
Junior liens	3,821	47	468	—	4,336	196	34
Multi-family	27,463	1,478	4,115	—	33,056	38	486
Construction	14,052	—	4,848	—	18,900	—	256
Land	14,374	7,683	23,849	—	45,906	932	1,252
Non-residential real estate	107,947	669	14,021	—	122,637	1,240	1,681
Farmland	38,496	1,230	7,073	—	46,799	184	528
Consumer loans	13,330	—	556	—	13,886	121	217
Commercial loans	44,191	516	5,842	—	50,549	308	311

Total	$455,372	13,511	66,604	—	535,487	3,841	6,807

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2013, were as follows:

	At June 30, 2013			For the six month period ended June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$2,680	2,680	—	1,975	4
Home equity line of credit	468	468	—	507	2
Junior liens	506	506	—	438	1
Multi-family	2,095	2,095	—	1,981	16
Construction	—	—	—	2,056	—
Land	3,979	3,979	—	9,367	11
Farmland	4,862	4,862	—	4,591	108
Non-residential real estate	8,587	8,587	—	6,340	51
Consumer loans	24	24	—	34	3
Commercial loans	2,411	2,411	—	2,439	109

Total	$25,612	25,612	—	29,728	305

Impaired loans with recorded reserve:
One-to-four family mortgages	$2,699	2,739	794	2,504	10
Home equity line of credit	497	497	146	420	4
Junior liens	—	—	—	43	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	5,540	5,934	1,385	4,753	50
Farmland	—	—	—	226	—
Non-residential real estate	5,163	6,460	1,046	3,321	97
Consumer loans	414	419	87	321	—
Commercial loans	519	570	91	743	3

Total	$14,832	16,619	3,549	12,331	164

Total impaired loans	$40,444	42,231	3,549	42,059	469

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2012, were as follows:

	At December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no recorded reserve:
One-to-four family mortgages	$1,759	1,759	—	5,279	107
Home equity line of credit	1,169	1,169	—	869	50
Junior liens	—	—	—	281	3
Multi-family	4,077	4,077	—	3,626	219
Construction	4,848	4,848	—	3,133	174
Land	20,279	20,279	—	19,857	504
Farmland	5,701	5,701		5,701	202
Non-residential real estate	9,662	9,662	—	14,235	653
Consumer loans	81	81	—	66	5
Commercial loans	1,617	1,617	—	2,701	165

Total	$49,193	49,193	—	55,748	2,082

Impaired loans with recorded reserve:
One-to-four family mortgages	$2,836	2,836	754	3,135	145
Home equity line of credit	68	68	76	162	3
Junior liens	468	468	188	365	38
Multi-family	38	38	38	2,640	4
Construction	—	—	—	1,095	—
Land	3,570	3,570	932	4,848	213
Farmland	1,372	1,372	184	1,372	92
Non-residential real estate	4,359	4,359	1,240	5,206	231
Consumer loans	475	475	121	281	1
Commercial loans	4,225	4,225	308	4,470	28

Total	$17,411	17,411	3,841	23,574	755

Total impaired loans	$66,604	66,604	3,841	79,322	2,837

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

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at June 30, 2013 and December 31, 2012, is below:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
TDR by Loan Type:
One-to-four family mortgages	$267	1,888
Home equity line of credit	—	—
Junior lien	—	196
Multi-family	—	234
Construction	—	4,112
Land	2,256	3,424
Non-residential real estate	3,343	3,173
Farmland	—	909
Consumer loans	4	5
Commercial loans	230	128

Total TDR	6,100	14,069

Less: TDR in non-accrual status
One-to-four family mortgages	—	—
Home equity line of credit	—	—
Junior lien	—	(100)
Multi-family	—	—
Construction	—	—
Land	(2,256)	(2,768)
Non-residential real estate	(3,248)	(44)
Farmland	—	—
Consumer loans	—	—
Commercial loans	(127)	(119)

Total non-accrual TDRs	(5,631)	3,031

Total performing TDR	$469	11,038

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At June 30, 2013, December 31, 2012, and June 30, 2012, the Company had balances in other real estate and assets owned and non-accrual loans consisting of the following:

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
One-to-four family mortgages	$447	258	707
Multi-family	—	—	—
Construction	—	130	216
Land	1,112	1,112	425
Non-residential real estate	73	44	—
Consumer assets	—	4	—

Total other real estate owned	1,632	1,548	1,348

Total non-accrual loans	11,812	7,663	12,119

Total non-performing assets	$13,444	9,211	13,467

Non-performing assets / Total assets	1.42%	0.95%	1.31%

The following is a summary of the activity in the Company’s real estate and other assets owned for the six month period ending June 30, 2013:

	Activity During 2013
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2012	Foreclosures	Proceeds	in Values	on Sale	6/30/2013
	(Dollars in Thousands)

One-to-four family mortgages	$258	548	(349)	—	(10)	447
Multi-family	—	—	—	—	—	—
Construction	130	—	(110)	(110)	90	—
Land	1,112	—	—	—	—	1,112
Non-residential real estate	44	40	—	(11)	—	73
Consumer assets	4	5	(3)	(4)	(2)	—

Total	$1,548	593	(462)	(125)	78	1,632

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2012:

	Activity During 2012
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2011	Foreclosures	Proceeds	in Values	on Sale	12/31/2012
	(Dollars in Thousands)

One-to-four family mortgages	$480	983	(1,084)	(92)	(29)	258
Multi-family	905	—	(875)	—	(30)	—
Construction	465	—	(321)	—	(14)	130
Land	248	1,229	(269)	(77)	(19)	1,112
Non-residential real estate	160	64	(178)	(20)	18	44
Consumer assets	9	9	(11)	—	(3)	4

Total	$2,267	2,285	(2,738)	(189)	(77)	1,548

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At June 30, 2013	At December 31, 2012
Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—
Stockholder’s equity - Trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Statement of Income

	Three Month Periods Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012

Income - interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$88	93	$176	189

Net income	$88	93	$176	189

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2012	$10,000	310	—	10,310
Net income	—	—	176	176
Dividends:
Trust preferred securities	—	—	(171)	(171)
Common paid to HopFed Bancorp, Inc.	—	—	(5)	(5)

Ending balances, June 30, 2013	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

ASC 820-10, Fair Value Measurements defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value. The statement establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at June 30, 2013, are summarized below:

Description	Total carrying value in the consolidated balance sheet at June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$338,936	—	337,447	1,489
Bank owned life insurance	$9,486	—	9,486	—

Liabilities
Interest rate swap	$913	—	913	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2012, are summarized below:

Description	Total carrying value in the consolidated balance sheet at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$356,345	—	354,856	1,489
Bank owned life insurance	$9,323	—	9,323	—

Liabilities
Interest rate swap	$1,126	—	1,126	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for June 30, 2013:

Description	Total carrying value in the consolidated balance sheet at June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets

Other real estate owned	$1,632	—	—	$1,632

Impaired loans, net of reserve of $3,549	$36,895	—	—	$36,895

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2012:

Description	Total carrying value in the consolidated balance sheet at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Other real estate owned	$1,544	—	—	$1,544

Other assets owned	$4	—	—	$4

Impaired loans, net of reserve of $3,841	$62,763	—	—	$62,763

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the six month periods ended June 30, 2013, and June 30, 2012, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Six month period ended June 30,	2013		2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	993	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at June 30,	—	—	429	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, June 30,	$1,489	—	1,422	—

The estimated fair values of financial instruments were as follows at June 30, 2013:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$20,070	20,070	$20,070	—	—
Interest-earning deposits	9,633	9,633	9,633	—	—
Securities available for sale	338,936	338,936	—	337,447	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	528,282	527,365	—	—	527,365
Accrued interest receivable	4,919	4,919	—	4,919	—
Bank owned life insurance	9,486	9,486	—	9,486	—
Financial liabilities:
Deposits	742,664	743,829		743,829	—
Advances from borrowers for taxes and insurance	697	697	—	697	—
Advances from Federal Home Loan Bank	45,768	46,711	—	46,711	—
Repurchase agreements	47,072	48,311	—	48,311	—
Subordinated debentures	10,310	10,091	—	—	10,091
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—
Market value of interest rate swap	913	913	—	913	—

The estimated fair values of financial instruments were as follows at December 31, 2012:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$31,563	31,563	$31,563	—	—
Interest-earning deposits	5,613	5,613	5,613	—	—
Securities available for sale	356,345	356,345	—	354,856	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	524,985	532,040	—	—	532,040
Accrued interest receivable	5,398	5,398	—	5,398	—
Bank owned life insurance	9,323	9,323	—	9,323	—
Financial liabilities:
Deposits	759,865	756,426	—	756,426	—
Advances from borrowers for taxes and insurance	396	396	—	396	—
Advances from Federal Home Loan Bank	43,741	49,293	—	49,293	—
Repurchase agreements	43,508	44,779	—	44,779	—
Subordinated debentures	10,310	10,092	—	—	10,092
Off-balance-sheet liabilities:
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,126	1,126	—	1,126	—

(9)	PARTICIPATION IN UNITED STATE OF AMERICA TREASURY DEPARTMENT’S CAPITAL PURCHASE PLAN

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

At June 30, 2013, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At June 30, 2013, the Company can no longer issue options under this plan. The remaining 20,808 options are fully vested with a strike price of $16.67 and have a final maturity of June 1, 2014.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the six month period ended June 30, 2013, or the year ended December 31, 2012.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At June 30, 2013, and December 31, 2012, the cost of the Bank to terminate the cash flow hedge was approximately $913,000 and $1,126,000, respectively.

(12)	REGULATORY CHANGES

On June 5, 2013, the Company announced that its wholly owned subsidiary, Heritage Bank, has completed its conversion from a federally chartered savings and loan to a state chartered commercial bank regulated by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. In connection with the Bank’s charter conversion, the Company has received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to convert our holding company from a savings and loan holding company to a bank holding company also with an effective date of June 5, 2013.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank approved the final rule for BASEL III capital requirements for all commercial banks charted in the United States of America. The rule was subsequently approved by the FDIC on July 9, 2013. The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. In addition, for the largest, most internationally active banking organizations, the final rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018. The Company is currently evaluating the impact of Basel III on our financial statements.

(13)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material impact on the Company’s financial statements.

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

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.

Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company’s beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(14)	INCOME TAXES

The Company and its subsidiaries file consolidated Federal income tax returns and Tennessee excise tax returns. The Company and its non bank subsidiaries file consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax.

The Company has no unrecognized tax benefits and has not accrued any interest or penalties for uncertain tax positions.

The effective tax rate differs from the statutory federal rate of 35% and Tennessee excise tax rate of 6.5% due to investment in qualified municipal securities, bank owned life insurance, income apportioned to Kentucky and certain non deductible expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2013, and December 31, 2012, and for the three and six month periods ended June 30, 2013, and June 30, 2012, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2012 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2013, and December 31, 2012

At June 30, 2013, total assets declined $18.3 million, to $949.4 million as compared to $967.7 million at December 31, 2012, due to lower deposit and investment levels. Securities available for sale decreased from $356.3 million at December 31, 2012, to $338.9 million at June 30, 2013. At June 30, 2013, and December 31, 2012, securities classified as “available for sale” had an amortized cost of $336.3 million and $340.5 million, respectively. Net loans totaled $528.3 million and $525.0 million at June 30, 2013, and December 31, 2012, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2012, and June 30, 2013. Total Federal Home Loan Bank “FHLB” borrowings increased from $43.7 million at December 31, 2012, to $45.8 million at June 30, 2013 due to a $3 million overnight borrowing at the end of the second quarter in 2013. Total repurchase balances increased from $43.5 million at December 31, 2012, to $47.1 million at June 30, 2013.

At June 30, 2013, deposits declined to $742.7 million from $759.9 million at December 31, 2012, due to a $29.0 million reduction in time deposits. At June 30, 2013, non-interest checking account balances increased to $94.4 million, or 12.7% of total deposits. The average cost of all deposits during the six month periods ended June 30, 2013, June 30, 2012, and the year ended December 31, 2012, was 1.04%, 1.39% and 1.20%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given our continued high level of liquidity, the Company has chosen to reduce its balances of higher costing time deposits. In the three month period beginning July 1, 2013, and ending September 30, 2013, the Company has approximately $87.1 million in time deposits scheduled to mature at a current weighted average cost of 1.78%.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2013 and 2012.

Net Income. The Company’s net income available to common shareholders was $2.2 million for the six month period ended June 30, 2013, as compared to net income available to common shareholders of $1.4 million for the six month period ended June 30, 2012. The improvement in the Company’s results for the six month period ended June 30, 2013, was partially the result of the elimination of $516,000 in preferred stock dividend and warrant accretion and an increase in gains recognized on the sale of securities.

Net Interest Income. Net interest income for the six month period ended June 30, 2013, was $12.6 million, compared to $13.5 million for the six month period ended June 30, 2012. The decline in net interest income for the six months ended June 30, 2013, as compared to June 30, 2012, was due to a $66.8 million decline in the average balance of interest earning assets and an overall decline in net yields available on interest earning assets.

For the six months ended June 30, 2013, the average yield on loans was 5.16%, as compared to 5.56% for the six month period ended June 30, 2012. For the six month period ended June 30, 2013, income on taxable securities declined to $3.6 million, from $4.8 million for the six month period ended June 30, 2012, due to lower yields on new investment purchases and a $45.9 million decline in the average balance of available for sale taxable securities. For the six month period ending June 30, 2013, the tax equivalent yield on taxable and tax free securities were 2.53% and 4.56%, respectively, as compared to 2.92% and 4.95% for the six-month period ended June 30, 2012, respectively.

For the six month periods ended June 30, 2013, and June 30, 2012, the Company’s cost of interest bearing liabilities was 1.49% and 1.81%, respectively. The lower cost of interest bearing liabilities was the result of the continued re-pricing of higher costing certificates of deposit. At June 30, 2013, and June 30, 2012, the Company’s net interest margin was 2.94% and 2.93%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six-month periods ended June 30, 2013, and June 30, 2012. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $545,000 for June 30, 2013, and $533,000 for June 30, 2012, for a tax equivalent rate using a cost of funds rate of 1.50% for June 30, 2013, and 1.80% for June 30, 2012. The table adjusts tax-free loan income by $4,000 for June 30, 2013, and $5,000 for June 30, 2012, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2013	Income and Expense 6/30/2013	Average Rates 6/30/2013	Average Balance 6/30/2012	Income and Expense 6/30/2012	Average Rates 6/30/2012
	(Table Amounts in Thousands, Except Percentages)
Loans	$525,448	13,562	5.16%	$547,815	15,219	5.56%
Investments AFS taxable	283,867	3,596	2.53%	$329,809	4,809	2.92%
Investment AFS tax free	73,499	1,677	4.56%	$66,852	1,655	4.95%
Interest earning deposits	9,672	13	0.27%	$14,762	14	0.19%

Total interest earning assets	892,486	18,848	4.22%	959,238	21,697	4.52%

Other assets	79,201			89,115

Total assets	$971,687			$1,048,353

Retail time deposits	378,326	2,877	1.52%	451,622	4,459	1.97%
Brokered deposits	46,390	362	1.56%	54,265	510	1.88%
Saving & MMDA	83,367	70	0.17%	73,453	66	0.18%
Now accounts	165,564	673	0.81%	147,336	604	0.82%
FHLB borrowings	43,586	890	4.08%	62,537	1,138	3.64%
Repurchase agreements	40,595	472	2.33%	41,915	485	2.31%
Subordinated debentures	10,310	364	7.06%	10,310	368	7.14%

Total interest bearing liabilities	768,138	5,708	1.49%	841,438	7,630	1.81%

Non-interest bearing deposits	93,857			82,153
Other liabilities	4,944			5,212

Stockholders’ equity	104,748			119,550

Total liabilities and stockholders’ equity	$971,687			$1,048,353

Net interest income		13,140			14,067

Net interest spread			2.73%			2.71%

Net interest margin		2.94%			2.93%

Interest Income. For the six month periods ended June 30, 2013, and June 30, 2012, the Company’s total interest income was $18.3 million and $21.2 million, respectively. As the Company’s loan demand remains soft, the Company continues to have a high dependency on investment income. As investment options have become less attractive, the Company has chosen to increase its holdings in floating rate securities. By investing in floating rate securities, the Company is limiting the price volatility on a portion of the portfolio while accepting yields that are significantly below the average yield in the remaining portfolio. At June 30 2013, the Company owns approximately $47.1 million in floating rate securities that re-price monthly or quarterly based on movements in the one and three month London Interbank Offering Rate (“LIBOR”).

The average balance of loans receivable declined from $547.8 million for the six month period ended June 30, 2012, to $525.4 million for the six month period ended June 30, 2013. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.0% for the six months ended June 30, 2012, to 116.2% for the three months ended June 30, 2013.

Interest Expense. Interest expense declined approximately $1.9 million for the six months ended June 30, 2013, as compared to June 30, 2012. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits and FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 1.97% for the six month period ended June 30, 2012, to 1.52% for the six months ended June 30, 2013. Over the same period, the average balance of interest bearing retail time deposits declined $73.3 million, from $451.6 million for the three months ended June 30, 2012, to $378.3 million for the three months ended June 30, 2013.

The average cost of brokered deposits declined from 1.88% for the six months ended June 30, 2012, to 1.56% for the six months ended June 30, 2013. Over the same period, the average balance of brokered deposits declined $7.9 million to $46.4 million for the six month period ended June 30, 2013. For the six month period ended June 30, 2013, the Company’s total cost of deposits was 1.04% as compared to 1.39% for the six month period ended June 30, 2012.

The average balance of funds borrowed from the FHLB declined $18.9 million, from $62.5 million for the six months ended June 30, 2012, to $43.6 million for the six month period ended June 30, 2013. The average cost of borrowed funds from the FHLB were 3.64% for the six months ended June 30, 2012, and 4.08% for the six months ended June 30, 2013, respectively. The average balance of repurchase agreements declined from $41.9 million for the six months ended June 30, 2012, to $40.6 for the three month period ended June 30, 2013. The average cost of repurchase agreements was 2.31% for the six months ended June 30, 2012, and 2.33% for the six months ended June 30, 2013.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $782,000 in provision for loan loss was required for the six month period ended June 30, 2013, compared to a $1.3 million in provision for loan loss expense for the six month period ended June 30, 2012. The lower level of required provision expense for the six month period ended June 30, 2013, is the result of improving credit quality and risk grade trends on the Company’s loan portfolio.

Non-Interest Income. There was a $755,000 increase in non-interest income in the six month period ended June 30, 2013, as compared to the same period in 2012. The increase in non-interest income was largely the result of a $742,000 increase in gains on the sale of investments. For the six month period ended June 30, 2013, the Company earned $412,000 in mortgage origination income as compared to $466,000 during the six month period ended June 30, 2012. The Company’s financial services commission increased from $498,000 to $644,000 for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012, as bank customers sought higher yields than is available on deposit accounts.

Non-Interest Expenses. There was a $140,000 decrease in total non-interest expenses in the six-month period ended June 30, 2013, as compared to the same period in 2012. The most significant change in non-interest expenses was a $494,000 increase in salary and benefit expenses for the six month period ended June 30, 2013, as compared to the six month period ended June 30, 2012. For the six month period ended June 30, 2013, the Company’s deposit insurance expense was $411,000 as compared to $853,000 for the six month period ended June 30, 2012. The decline was due to the removal of the Company’s and Bank’s Memorandum of Understanding and Agreement and declining deposit balances. For the six month period ended June 30, 2013, professional services increased to $942,000 as compared to $886,000 for the six month period ended June 30, 2012, due to the cost associated with the Company’s contested proxy vote.

Income Taxes. The effective tax rate for the six-month periods ending June 30, 2013, and June 30, 2012, was 21.0% and 17.1%, respectively.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2013 and 2012.

Net Income. The Company’s net income available to common shareholders was $1.2 million for the three month period ended June 30, 2013, as compared to net income available to common shareholders of $903,000 for the three month period ended June 30, 2012. The improvement in the Company’s results for the three month period ended June 30, 2013, was partially the result of the elimination of $259,000 in preferred stock dividend and warrant accretion and an increase in gains recognized on the sale of securities.

Net Interest Income. Net interest income for the three month period ended June 30, 2013, was $6.2 million, compared to $6.7 million for the three month period ended June 30, 2012. The decline in net interest income for the three months ended June 30, 2013, as compared to June 30, 2012, was due to a $72.6 million decline in the average balance of interest earning assets and an overall decline in net yields available on interest earning assets.

For the three months ended June 30, 2013, the average yield on loans was 5.06%, as compared to 5.45% for the three month period ended June 30, 2012. For the three month period ended June 30, 2013, income on taxable securities declined to $1.8 million, from $2.4 million for the three month period ended June 30, 2012, due to lower yields on new investment purchases and a $55.9 million decline in the average balance of available for sale taxable securities. For the three month period ending June 30, 2013, the tax equivalent yield on taxable and tax free securities were 2.49% and 4.54%, respectively, as compared to 2.87% and 4.74% for the three-month period ended June 30, 2012, respectively.

For the three month periods ended June 30, 2013, and June 30, 2012, the Company’s cost of interest bearing liabilities was 1.47% and 1.79%, respectively. The lower cost of interest bearing liabilities was the result of lower short term interest rates. At June 30, 2013, and June 30, 2012, the Company’s net interest margin was 2.90% and 2.87%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended June 30, 2013, and June 30, 2012. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $263,000 for June 30, 2013, and $260,000 for June 30, 2012, for a tax equivalent rate using a cost of funds rate of 1.50% for June 30, 2013, and 1.80% for June 30, 2012. The table adjusts tax-free loan income by $1,000 for June 30, 2013, and $3,000 for June 30, 2012, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2013	Income and Expense 6/30/2013	Average Rates 6/30/2013	Average Balance 6/30/2012	Income and Expense 6/30/2012	Average Rates 6/30/2012
	(Table Amounts in Thousands, Except Percentages)
Loans	$528,160	6,677	5.06%	$544,056	7,416	5.45%
Investments AFS taxable	283,262	1,764	2.49%	339,125	2,434	2.87%
Investment AFS tax free	71,333	810	4.54%	68,035	807	4.74%
Interest earnings deposits	9,465	7	0.30%	13,632	6	0.18%

Total interest earning assets	892,220	9,258	4.15%	964,848	10,663	4.42%

Other assets	73,757			79,426

Total assets	$965,977			$1,044,274

Retail time deposits	371,908	1,378	1.48%	445,784	2,186	1.96%
Brokered deposits	45,688	178	1.56%	51,185	226	1.77%
Savings & MMDA	86,018	37	0.17%	74,472	33	0.18%
Now accounts	167,038	343	0.82%	150,813	310	0.82%
FHLB borrowings	43,612	446	4.09%	62,105	565	3.64%
Repurchase agreements	38,185	230	2.41%	39,788	237	2.38%
Subordinated debentures	10,310	182	7.06%	10,310	181	7.02%

Total interest bearing liabilities	762,759	2,794	1.47%	834,457	3,738	1.79%

Non-interest bearing deposits	93,616			83,803
Other liabilities	4,891			4,158

Stockholders’ equity	104,711			121,856

Total liabilities and stockholders’ equity	$965,977			$1,044,274

Net interest income		6,464			6,925

Interest rate spread			2.68%			2.63%

Net interest margin		2.90%			2.87%

Interest Income. For the three month periods ended June 30, 2013, and June 30, 2012, the Company’s total interest income was $9.0 million and $10.4 million, respectively. As the Company’s loan demand remains soft, we continue to have a high dependency on investment income. The average balance of loans receivable declined from $544.1 million for the three month period ended June 30, 2012, to $528.2 million for the three month period ended June 30, 2013. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.63% for the three months ended June 30, 2012, to 116.97% for the three months ended June 30, 2013.

Interest Expense. Interest expense declined $944,000 for the three months ended June 30, 2013, as compared to June 30, 2012. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 1.96% for the three month period ended June 30, 2012, to 1.48% for the three months ended June 30, 2013. Over the same period, the average balance of interest bearing retail time deposits declined $73.9 million, from $445.8 million for the three months ended June 30, 2012, to $371.9 million for the three months ended June 30, 2013.

The average cost of brokered deposits declined from 1.77% for the three months ended June 30, 2012, to 1.56% for the three months ended June 30, 2013. Over the same period, the average balance of brokered deposits declined from $51.2 million for the three month period ended June 30, 2012, to $45.7 million for the three month period ended June 30, 2013. For the three month period ended June 30, 2013, the Company’s total cost of deposits was 1.01% as compared to 1.37% for the three month period ended June 30, 2012.

The average balance of funds borrowed from the FHLB declined $18.5 million, from $62.1 million for the three months ended June 30, 2012, to $43.6 million for the three month period ended June 30, 2013. The average cost of borrowed funds from the FHLB were 3.64% for the three months ended June 30, 2012, and 4.09% for the three months ended June 30, 2013, respectively. The average balance of repurchase agreements declined from $39.8 million for the three months ended June 30, 2012, to $38.2 for the three month period ended June 30, 2013. The average cost of repurchase agreements was 2.38% for the three months ended June 30, 2012, and 2.41% for the three months ended June 30, 2013, respectively.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $406,000 in provision for loan loss was required for the three month period ended June 30, 2013, compared to a $400,000 in provision for loan loss expense for the three month period ended June 30, 2012.

Non-Interest Income. There was a $189,000 increase in non-interest income in the three month period ended June 30, 2013, as compared to the same period in 2012. The increase in non-interest income was largely the result of a $159,000 increase in gains on the sale of investments. For the three month period ended June 30, 2013, the Company earned $212,000 in mortgage origination income as compared to $263,000 during the three month period ended June 30, 2012. The Company’s financial services commission increased from $271,000 for the three month period ended June 30, 2012, to $347,000 for the three month period ended June 30, 2013.

Non-Interest Expenses. There was a $315,000 decrease in total non-interest expenses in the three-month period ended June 30, 2013, as compared to the same period in 2012. The most significant change in non-interest expenses was a $153,000 increase in salary and benefit expenses for the three month period ended June 30, 2013, as compared to the three month period ended June 30, 2012. For the three month period ended June 30, 2013, the Company’s deposit insurance expense was $179,000 as compared to $434,000 for the three month period ended June 30, 2012. The decline was due to the removal of the Company’s and Bank’s Memorandum of Understanding and Agreement.

Income Taxes. The effective tax rate for the three-month periods ending June 30, 2013, and June 30, 2012, was 22.2% and 20.5%, respectively.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. The Company’s principal source of funds for dividend payments are dividends received from Heritage Bank, USA. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the Kentucky Department of Financial Institutions. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.

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

At June 30, 2013, the Bank’s brokered deposits consisted of the following:

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

Presently, the Bank must satisfy three capital standards: a ratio of tier 1 capital to adjusted total assets of 4.0%, a tier one capital to risk-weighted assets of 4.0%, and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At June 30, 2013, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2013:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Applicable
	Actual		Requirement		Regulatory Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	106,722	11.2%	38,178	4.0%	n/a	n/a
Heritage Bank	105,099	11.0%	38,069	4.0%	47,586	5.0%

Tier 1 capital to risk weighted assets:
Consolidated	106,722	18.2%	23,521	4.0%	35,282	6.0%
Heritage Bank	105,099	17.9%	23,498	4.0%	35,247	6.0%

Total capital to risk weighted assets:
Consolidated	114,101	19.4%	47,042	8.0%	58,803	10.0%
Heritage Bank	112,446	19.1%	46,996	8.0%	58,745	10.0%

At June 30, 2013, the Bank had no outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $17.3 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from June 30, 2013, totaled $202.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2013, the Bank has pledged all eligible 1-4 family first mortgages.

At June 30, 2013, the Bank has outstanding borrowings of $45.8 million from the FHLB with maturities ranging from overnight to seven years. A schedule of FHLB borrowings at June 30, 2013, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
$3,000	0.18%	07/01/13
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/27/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
11,768	3.13%	01/01/19	Monthly Principal Payments

$45,768	4.11%	4.3 years	Weighted average life

At June 30, 2013, the Bank had $43.9 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8 million unsecured overnight borrowing capacity from a correspondent bank.

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

At June 30, 2013, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$316
Unused home equity lines of credit	$28,242
Unused commercial lines of credit	$33,881
Unused unsecured personal lines of credit	$22,094

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

The Company’s analysis at June 30, 2013, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at June 30, 2013, for the twelve month period ending June 30, 2014, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$27,037	$27,386	$27,398	$27,579	$27,764

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2013.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2013, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2013, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2012 with the following exception.

Regulatory Developments

Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These standards include the “Basel III” initiatives, an effort by international banking supervisors to improve the ability of the banking sector to absorb shocks during periods of financial and economic stress.

In July 2013, the U.S. banking regulatory agencies, including the Federal Reserve Board, adopted a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule codifies into an integrated regulatory framework U.S. bank regulatory agencies’ regulatory capital rules. Among other things, the final rule:

•	Implements a revised definition of regulatory capital, a new common equity tier 1, (or CET1) minimum capital requirement, and a higher minimum tier 1 capital requirement.

•	Requires new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds.

•	Incorporates these new requirements into the U.S. bank regulatory agencies’ prompt corrective action framework.

•

Establishes limits on capital distributions and certain discretionary bonus payments if a banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to satisfy its minimum risk-based capital requirements.

•	Amends methodologies for determining risk-weighted assets for all banking organizations.

Under the final rule, minimum capital requirements will increase for both quantity and quality of capital held by banking organizations. The final rule includes the new CET1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital requirement remains unchanged at 8.0% of total risk-weighted assets. In addition to the minimum CET1, tier 1 and total risk-based capital requirements, the final rule requires a buffer of CET1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers.

The final rule establishes a standardized approach for determining risk-weighted assets. Under the final rule, risk weights for residential mortgage loans that apply under current capital rules will continue to apply, and banking organizations such as the Company with less than $15 billion in total assets may continue to include existing trust preferred securities as capital. The final rule allows banking organizations such as the Company that are not subject to the advanced approaches rule to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead use existing treatment under current capital rules.

The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets are effective for the Company on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019.

Management believes that at June 30, 2013, the Company and the Bank would have met all new capital adequacy requirements on a fully phased-in-basis if such requirements were then effective. There can be no assurance that the Basel III capital rules will not be revised before the effective date and phase-in periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six month periods ended June 30, 2013, and 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the six month periods ended June 30, 2013 and 2012 (unaudited), Statement of Stockholders Equity for the six month period ended June 30, 2013 (unaudited), and, (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date:	August 13, 2013	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date:	August 13, 2013	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer