Form 10-Q
period 2013-09-30
HOPFED BANCORP INC
filed 2013-11-12
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4155 Lafayette Road, Hopkinsville, Kentucky	42240
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2013, the Registrant had outstanding 7,469,267 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PAGE
PART I. FINANCIAL INFORMATION

The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1. Financial Statements

Consolidated Condensed Statements of Financial Condition as of September 30, 2013 (unaudited) and December 31, 2012	2

Consolidated Condensed Statements of Income for the Three and Nine-Month Periods Ended September 30, 2013, and September 30, 2012 (unaudited)	4

Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Nine-Month Periods Ended September 30, 2013 and September 30, 2012 (unaudited)	6

Consolidated Condensed Statement of Stockholders’ Equity for the Nine-Month Period Ended September 30, 2013 (unaudited)	7

Consolidated Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013, and September 30, 2012 (unaudited)	8

Notes to Unaudited Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

Item 4. Controls and Procedures	59

PART II OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3. Defaults Upon Senior Securities	62

Item 4. Mine Safety Disclosure	62

Item 5. Other Information	62

Item 6. Exhibits	62

SIGNATURES	63

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and due from banks	$24,566	31,563
Interest-earning deposits	3,777	5,613

Cash and cash equivalents	28,343	37,176
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	322,776	356,345
Loans receivable, net of allowance for loan losses of $9,418 at September 30, 2013, and $10,648 at December 31, 2012	532,013	524,985
Accrued interest receivable	5,042	5,398
Real estate and other assets owned	1,439	1,548
Bank owned life insurance	9,574	9,323
Premises and equipment, net	21,707	22,557
Deferred tax assets	4,033	—
Intangible asset	162	292
Other assets	5,936	5,637

Total assets	$935,453	967,689

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$98,437	94,083
Interest-bearing accounts:
Interest-bearing checking	155,655	147,047
Savings and money market	89,869	81,643
Other time deposits	382,976	437,092

Total deposits	726,937	759,865
Federal Home Loan Bank advances	47,276	43,741
Repurchase agreements	48,182	43,508
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	822	396
Dividends payable	326	180
Deferred tax liability	—	568
Accrued expenses and other liabilities	4,882	4,122

Total liabilities	838,735	862,690

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; 18,400 shares issued and no shares outstanding at September 30, 2013, and December 31, 2012	$—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,927,287 issued and 7,474,267 outstanding at September 30, 2013, and 7,905,728 issued and 7,502,812 outstanding at December 31, 2012	79	79
Common stock warrant	—	556
Additional paid-in-capital	76,662	76,288
Retained earnings	43,916	41,829
Treasury stock- preferred (at cost, 18,400 shares at September 30, 2013, and December 31, 2012)	(18,400)	(18,400)
Treasury stock- common (at cost, 453,020 shares at September 30, 2013, and 402,916 shares at December 31, 2012)	(5,635)	(5,076)
Accumulated other comprehensive income, net of taxes	96	9,723

Total stockholders’ equity	96,718	104,999

Total liabilities and stockholders’ equity	$935,453	967,689

The consolidated condensed statement of financial condition at December 31, 2012, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans receivable	$6,605	7,403	20,163	22,617
Investment in securities, taxable	1,641	2,014	5,237	6,823
Nontaxable securities available for sale	544	573	1,676	1,695
Interest-earning deposits	5	6	18	20

Total interest and dividend income	8,795	9,996	27,094	31,155

Interest expense:
Deposits	1,622	2,640	5,604	8,279
Advances from Federal Home Loan Bank	445	1,017	1,335	2,155
Repurchase agreements	245	236	717	721
Subordinated debentures	184	185	548	553

Total interest expense	2,496	4,078	8,204	11,708

Net interest income	6,299	5,918	18,890	19,447
Provision for loan losses	426	506	1,208	1,775

Net interest income after provision for loan losses	5,873	5,412	17,682	17,672

Non-interest income:
Other-than-temporary impairment losses on debt securities	(511)	—	(511)	—
Portion of losses recognized in other comprehensive income	111	—	111	—

Net impairment losses recognized in earnings	(400)	—	(400)	—
Service charges	949	963	2,739	2,874
Merchant card income	245	212	727	620
Mortgage origination revenue	147	218	559	684
Gain on sale of securities	201	944	1,617	1,618
Income from bank owned life insurance	88	80	250	238
Financial services commission	314	280	958	778
Other operating income	225	200	630	641

Total non-interest income	1,769	2,897	7,080	7,453

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Non-interest expenses:
Salaries and benefits	$3,735	3,447	11,297	10,515
Occupancy	878	875	2,605	2,614
Data processing	652	610	1,948	1,863
State bank tax	143	161	432	485
Intangible amortization	33	48	130	178
Professional services	493	435	1,435	1,320
Deposit insurance and examination	137	419	548	1,272
Advertising	292	324	933	952
Postage and communications	149	146	427	444
Supplies	159	64	388	280
Loss on disposal of equipment	—	5	—	13
Loss (gain) on real estate owned	(54)	68	(7)	287
Real estate owned	78	19	186	90
Other operating	289	350	1,060	1,196

Total non-interest expense	6,984	6,971	21,382	21,509

Income before income tax	658	1,338	3,380	3,616
Income tax expense	122	263	694	652

Net income	536	1,075	2,686	2,964

Less:
Dividend on preferred shares	—	229	—	689
Accretion dividend on preferred shares	—	27	—	83

Net income available to common shareholders	$536	$819	$2,686	$2,192

Net income available to common shareholders

Per share, basic	$0.07	$0.11	$0.36	$0.29

Per share, diluted	$0.07	$0.11	$0.36	$0.29

Dividend per share	$0.04	$0.02	$0.08	$0.06

Weighted average shares outstanding - basic	7,483,582	7,487,283	7,483,606	7,485,571

Weighted average shares outstanding - diluted	7,483,582	7,487,283	7,483,606	7,485,571

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2013	2012	2013	2012
Net income	$536	1,075	2,686	2,964
Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities available for sale, net of tax effect of $637 and ($1,180) for the three months ended September 30, 2013 and September 30, 2012, respectively; and $4,640 and ($2,008) for the nine months ended September 30, 2013, and September 30, 2012, respectively;	(1,236)	1,770	(9,007)	3,897
Unrealized gain on derivatives, net of tax effect of ($22) and ($5) for the three month period ended September 30, 2013, and September 30, 2012, respectively; and of ($94) and ($26) for the nine month periods ending September 30, 2013, and September 30, 2012, respectively;	43	10	183	50
Reclassification adjustment for other than temporary impairment included in net income, net of tax effect of ($136) for the three and nine month periods ended September 30, 2013.	264	—	264	—
Reclassification adjustment for gains included in net income, net of tax effect of $68 and $321 for the three month periods ended September 30, 2013, and September 30, 2012, respectively; and $550 for the nine month periods ended September 30, 2013, and September 30, 2012, respectively;	(132)	(623)	(1,067)	(1,068)

Total other comprehensive income, net of tax	(1,061)	1,157	(9,627)	2,879

Comprehensive income (loss)	($525)	2,232	(6,941)	5,843

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2013

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares			Common	Additional		Treasury	Treasury	Accumulated Other	Total
	Common Stock	Preferred Stock	Common Stock	Stock Warrants	Capital Surplus	Retained Earnings	Stock Preferred	Stock Common	Comprehensive Income	Stockholders Equity
Balance at December 31, 2012	7,502,812	18,400	$79	556	76,288	41,829	(18,400)	(5,076)	9,723	104,999
Restricted stock awards	21,559	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	2,686	—	—	—	2,686
Compensation expense, restricted stock awards	—	—	—	—	75	—	—	—	—	75
Net change in unrealized gain on securities available for sale, net of income tax benefit of $5,054	—	—	—	—	—	—	—	—	(9,810)	(9,810)
Net change in unrealized loss on derivatives, net of income taxes of $94	—	—	—	—	—	—	—	—	183	183
Repurchase of warrant	—	—	—	(556)	299	—	—	—	—	(257)
Repurchase of treasury stock	(50,104)	—	—	—	—	—	—	(559)	—	(559)
Cash dividend to common stockholders	—	—	—	—	—	(599)	—	—	—	(599)

Balance September 30, 2013	7,474,267	18,400	$79	—	76,662	43,916	(18,400)	(5,635)	96	96,718

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods Ended September 30,
	2013	2012
Cash flows from operating activities:
Net cash provided by operating activities	$6,473	$5,716

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	99,619	140,001
Purchase of securities available for sale	(80,959)	(101,768)
Net (increase) decrease in loans	(9,033)	13,978
Proceeds from sale of foreclosed assets	913	2,403
Purchase of premises and equipment	(288)	(517)

Net cash provided by investing activities	10,252	54,097

Cash flows from financing activities:
Net increase in demand deposits	4,354	8,901
Net decrease in time and other deposits	(37,282)	(39,740)
Increase in advances from borrowers for taxes and insurance	426	486
Advances from Federal Home Loan Bank	23,000	8,000
Repayment of advances from Federal Home Loan Bank	(19,465)	(27,097)
Net increase (decrease) in repurchase agreements	4,674	(281)
Cash used to repurchase warrant	(257)	—
Cash used to repurchase common stock	(559)	—
Dividend paid on preferred stock	—	(690)
Dividends paid on common stock	(449)	(449)

Net cash used in financing activities	(25,558)	(50,870)

Increase (decrease) in cash and cash equivalents	(8,833)	8,943
Cash and cash equivalents, beginning of period	37,176	48,760

Cash and cash equivalents, end of period	$28,343	57,703

Supplemental disclosures of Cash Flow Information:
Interest paid	$8,463	11,892

Income taxes paid	$495	1,545

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$2,858	3,086

Foreclosures and in substance foreclosures of loans during period	$797	1,104

Net unrealized gains (losses) on investment securities classified as available for sale	($14,864)	4,286

Increase (decrease) in deferred tax asset related to unrealized gains on investments	$5,054	1,457

Dividends declared and payable	$299	150

Issue of unearned restricted stock	$232	74

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

On June 5, 2013, Heritage Bank changed its legal name to Heritage Bank USA, Inc. and became a Kentucky state chartered commercial bank regulated by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. On June 5, 2013, HopFed Bancorp, Inc. become a commercial bank holding company regulated by the Board of Governors of the Federal Reserve System. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank. The Bank owns 100% of the stock of Fall and Fall Insurance Agency (“Fall & Fall”) of Fulton, Kentucky. Fall & Fall sells life and casualty insurance to both individuals and businesses. The majority of Fall & Fall’s customer base is within the geographic footprint of the Bank.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the nine month period ended September 30, 2013, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2013.

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

(2) INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and nine month periods ended September 30, 2013, and September 30, 2012. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrant outstanding.

	Three Month Periods Ended September 30,
	2013	2012
Basic IPS:
Net income available to common stockholders	$536,000	$819,000
Average common shares outstanding	7,483,582	7,487,283

Net income per share available to common shareholders, basic	$0.07	$0.11

Diluted IPS
Net income available to common stockholders	$536,000	$819,000

Average common shares outstanding	7,483,582	7,487,283
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,483,582	7,487,283

Net income per share available to common shareholders, diluted	$0.07	$0.11

	Nine Month Periods Ended September 30,
	2013	2012
Basic IPS:
Net income available to common stockholders	$2,686,000	$2,192,000
Average common shares outstanding	7,483,606	7,485,571

Net income per share available to common shareholders, basic	$0.36	$0.29

Diluted IPS
Net income available to common stockholders	$2,686,000	$2,192,000

Average common shares outstanding	7,483,606	7,485,571
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,483,606	7,485,571

Net income per share available to common shareholders, diluted	$0.36	$0.29

(3) STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $28,000 and $75,000 for the three and nine month periods ended September 30, 2013, and $23,000 and $77,000 for the three and nine month periods ended September 30, 2012, respectively. The Company issued 21,332 shares of restricted stock during the three month period ended September 30, 2013. The Company issued 21,559 shares of restricted stock during the nine month period ended September 30, 2013. The Company issued 10,392 shares of restricted stock during the nine month period ended September 30, 2012. The Company did not issue restricted stock during the three month period ended September 30, 2012. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at September 30, 2013:

Year Ended December 31,	Future Expense
2013	$34,256
2014	124,192
2015	101,773
2016	48,272
2017	3,125

Total	$311,618

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

At the 2013 HopFed Bancorp, Inc. Annual Shareholder Meeting, shareholders approved a management recommendation to create the HopFed Bancorp, Inc. 2013 Long Term Incentive Plan (“the 2013 Plan”). The 2013 Plan provides for up to 300,000 shares to be granted to Directors and employees of the Company and the Bank. The details of the plan are discussed in the Company’s Definitive Proxy Statement dated April 5, 2013, and SEC Form S-8 dated June 28, 2013. The 2013 Plan replaces the Company’s 2004 Long Term Incentive Plan. At September 30, 2013, the Company has issued 21,332 shares of restricted stock under the 2013 Long Term Incentive Plan and may issue an additional 278,668 shares of restricted stock under the plan.

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

At September 30, 2013, the Company has 88 securities with unrealized losses. The carrying amount of securities and their estimated fair values at September 30, 2013, were as follows:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$120,813	2,284	(2,050)	121,047
Corporate bonds	2,000	—	(8)	1,992
Taxable municipal bonds	17,813	317	(456)	17,674
Tax free municipal bonds	66,281	2,418	(811)	67,888
Trust preferred securities	1,600	—	(111)	1,489
Mortgage-backed securities:
GNMA	18,086	725	(105)	18,706
FNMA	67,913	675	(1,565)	67,023
FHLMC	1,418	17	—	1,435
NON-AGENCY CMOs	13,807	36	(387)	13,456
AGENCY CMOs	12,052	189	(175)	12,066

	$321,783	6,661	(5,668)	322,776

The carrying amount of securities and their estimated fair values at December 31, 2012, was as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$147,659	5,202	(83)	152,778
Taxable municipal bonds	12,535	1,209	(8)	13,736
Tax free municipal bonds	68,331	5,756	(40)	74,047
Trust preferred securities	2,000	—	(511)	1,489
Mortgage-backed securities:
GNMA	19,172	1,244	(19)	20,397
FNMA	64,805	2,558	(58)	67,305
FHLMC	4,519	153	—	4,672
SLMA CMO	5,412	80	—	5,492
AGENCY CMOs	16,055	426	(52)	16,429

	$340,488	16,628	(771)	356,345

The scheduled maturities of debt securities available for sale at September 30, 2013, were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$305	$308
Due in one to five years	14,276	14,485
Due in five to ten years	36,507	36,032
Due after ten years	50,984	51,618

	102,072	102,443
Amortizing agency bonds	106,435	107,646
Mortgage-backed securities	113,276	112,687

Total unrestricted securities available for sale	$321,783	$322,776

The scheduled maturities of debt securities available for sale at December 31, 2012, were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$345	$346
Due in one to five years	11,499	11,682
Due in five to ten years	30,007	32,316
Due in more than ten years	53,222	57,290

	95,073	101,634
Amortizing agency bonds	135,452	140,416
Mortgage-backed securities	109,963	114,295

Total unrestricted securities available for sale	$340,488	$356,345

The estimated fair value and unrealized loss amounts of impaired investments as of September 30, 2013, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale
U.S. government and agency securities:
Agency debt securities	$36,537	(2,034)	1,283	(16)	37,820	(2,050)
Corporate bonds	1,992	(8)	—	—	1,992	(8)
Taxable municipals	6,629	(421)	882	(35)	7,511	(456)
Tax free municipals	13,915	(811)	—	—	13,915	(811)
Mortgage-backed securities:
GNMA	4,330	(105)	—	—	4,330	(105)
FNMA	44,187	(1,565)	—	—	44,187	(1,565)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	5,309	(387)	—	—	5,309	(387)
AGENCY CMOs	4,468	(175)	—	—	4,468	(175)

Total temporarily impaired available for sale securities	$117,367	(5,506)	2,165	(51)	119,532	(5,557)
Other-than-temporarily impaired debt securities: (1)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)

Total temporarily impaired and other-than-temporarily impaired securities	$117,367	($5,506)	3,654	(162)	121,021	(5,668)

(1)	Includes an other-than-temporary impaired available for sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

The estimated fair value and unrealized loss amounts of impaired investments as of December 31, 2012, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$12,317	(83)	—	—	12,317	(83)
Taxable municipal bonds	885	(8)	—	—	885	(8)
Tax free municipal bonds	5,315	(40)	—	—	5,315	(40)
Trust preferred securities	—	—	1,489	(511)	1,489	(511)
Mortgage-backed securities:
GNMA	—	—	1,415	(19)	1,415	(19)
FNMA	7,077	(58)	—	—	7,077	(58)
FHLMC	—	—	—	—	—	—
NON-AGENCY CMOs	—	—	—	—	—	—
AGENCY CMOs	3,691	(52)	—	—	3,691	(52)

Total Available for Sale	$29,285	(241)	2,904	(530)	32,189	(771)

At September 30, 2013, the Company has determined that all securities with unrealized losses are temporarily impaired with one exception as discussed below.

In June of 2008, the Company purchased $2.0 million of an $8.0 million private placement subordinated trust preferred debt instrument issued by First Financial Services Corporation (“FFKY”) of Elizabethtown, Kentucky with a fixed rate of interest of 8.0%. The additional capital was used to finance a small acquisition within the Louisville, Kentucky metropolitan area for FFKY, a $969.7 million commercial bank holding company headquartered in Elizabethtown, Kentucky.

In October of 2010, FFKY notified the Company that it would defer future dividend payments to its investment trust (the trust preferred agreement allows for a deferral period of up to five years). Since October 2010, the Company has not recognized interest on the trust preferred debt and has continued to review all publically available financial information related to FFKY and its banking subsidiary, First Federal Savings Bank of Elizabethtown. In 2013, the Company has noted improvements in credit quality, earnings and capital retention at of FFKY. However, three years into the five year permitted deferral period, it appears unlikely that FFKY will be able to resume dividend payments by October 2015. As a result of this conclusion, the Company determined that its investment in FFKY was other than temporarily impaired at September 30, 2013.

The Company used several sources of information to develop a rational for the impairment charge. The most significant source of information was the auction of FFKY’s $20.0 million in Preferred Stock issued to the United States Treasury as part of the TARP program. The Treasury sold the securities in April 2013 for approximately 54% of par. The preferred securities are equity and are subordinated to the Company’s trust securities. Therefore, this auction was used to help establish a floor for the value of the subordinated debt. Furthermore, improvements in FFKY’s financial condition, including a tier one capital ratio of 7.27% and a total risk based capital ratio of 12.36%, make it evident to the Company that FFKY remains a viable institution unlikely to fail. However, the timing of our receipt of past due and future dividends is uncertain and the investment’s book value should be reduced based on the continued lack of cash flow provided by the subordinated debt. Therefore, at September 30, 2013, the Company determined that we would reduce the value of our investment in the subordinated debt by $400,000 through an impairment charge.

The following table summarizes other-than-temporary impairment losses on securities for the nine month period ended September 30, 2013:

	Trust Preferred
	Securities	Total
	(Dollars in Thousands)
Total other-than-temporary impairment losses	$511	$511
Less: unrealized other-than-temporary losses recognized in accumulated other comprehensive loss (1)	111	111

Net impairment losses recognized in earnings (2)	$400	$400

(1)	Represents the non-credit component of the other-than-temporary impairment
(2)	Represents the credit component of the other-than-temporary impairment

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the nine month period ended September 30, 2013 and 2012, respectively, is as follows:

Nine month period ended
September 30, 2013
(Dollars in Thousands)
Balance, December 31, 2012	$—
Credit losses on securities for which other-than-temporary impairment was not previously recorded:	400
Additional credit losses on securities for which an other-than temporary impairment charge was previously recorded	—
Reductions for securities sold during the period	—

Balance, September 30, 2013	$400

At September 30, 2013, securities with a book value of approximately $154.7 million and a market value of approximately $150.1 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $13.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At September 30, 2013, securities with a book and market value of $32.2 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $19.9 million and a market value of $19.4 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5) LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2013, and December 31, 2012. At September 30, 2013 and December 31, 2012, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$157,857	29.2%	$162,335	30.3%
Second mortgages (closed end)	3,576	0.7%	4,336	0.8%
Home equity lines of credit	35,072	6.5%	37,083	6.9%
Multi-family	28,433	5.2%	33,056	6.2%
Construction	9,358	1.7%	18,900	3.5%
Land	37,647	6.9%	45,906	8.6%
Farmland	50,908	9.4%	46,799	8.7%
Non-residential real estate	151,495	28.0%	122,637	22.9%

Total mortgage loans	474,346	87.6%	471,052	87.9%
Consumer loans	12,379	2.3%	13,886	2.6%
Commercial loans	54,735	10.1%	50,549	9.5%

Total other loans	67,114	12.4%	64,435	12.1%

Total loans, gross	541,460	100.0%	535,487	100.0%

Deferred loan costs (fees), net of income	(29)		146
Less allowance for loan losses	(9,418)		(10,648)

Total loans	$532,013		$524,985

The Company assigns an industry standard NAICS code to each loan in the Company’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Company’s non-residential real estate loan portfolio. At September 30, 2013, and December 31, 2012, the Company’s non-residential real estate loan portfolio was made up of the following loan types:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Land	$37,647	45,906
Manufacturing	4,102	3,856
Professional, Technical	1,884	2,025
Retail Trade	11,768	12,391
Other Services	19,419	18,303
Finance & Insurance	1,886	386
Agricultural, Forestry, Fishing & Hunting	47,421	42,420
Real Estate and Rental and Leasing	53,221	48,249
Wholesale Trade	21,745	8,891
Arts, Entertainment & Recreation	3,127	3,461
Accommodations / Food Service	26,002	17,152
Healthcare and Social Assistance	6,972	7,932
Transportation & Warehousing	1,152	1,295
Information	2,469	2,488
Non-industry	863	46
Admin Support / Waste Mgmt	372	541

Total	$240,050	215,342

The allowance for loan losses totaled $9.4 million at September 30, 2013, $10.6 million at December 31, 2012, and $10.5 million at September 30, 2012, respectively. The ratio of the allowance for loan losses to total loans was 1.74% at September 30, 2013, 1.99% at December 31, 2012, and 1.91% at September 30, 2012.

The following table indicates the type and level of non-accrual loans at the dates indicated below:

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
One-to-four family mortgages	$865	2,243	2,795
Home equity line of credit	275	66	24
Junior lien	2	4	—
Multi-family	—	38	190
Construction	—	—	—
Land	2,257	2,768	3,279
Non-residential real estate	7,187	1,134	1,268
Farmland	744	648	49
Consumer loans	316	145	59
Commercial loans	482	617	2,160

Total non-accrual loans	$12,128	7,663	9,824

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the nine month period ended September 30, 2013:

	Balance 12/31/2012	Charge off 2013	Recovery 2013	General Provision 2013	Specific Provision 2013	Ending Balance 9/30/2013
	(Dollars in Thousands)
One-to-four family mortgages	$2,490	(432)	47	(350)	386	2,141
Home equity line of credit	374	(21)	9	(80)	2	284
Junior liens	230	(119)	27	43	(79)	102
Multi-family	524	(38)	164	(136)	(164)	350
Construction	256	—	—	(187)	—	69
Land	2,184	(393)	7	(954)	282	1,126
Non-residential real estate	2,914	(1,040)	14	431	1,359	3,678
Farmland	719	—	—	(96)	(184)	439
Consumer loans	338	(535)	146	242	387	578
Commercial loans	619	(280)	6	296	10	651

Total	$10,648	(2,858)	420	(791)	1,999	9,418

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

The table below presents currently performing, past due and non-accrual balances at September 30, 2013, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
September 30, 2013	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$148,481	1,682	865	1,423	5,406	—	157,857
Home equity line of credit	33,672	248	275	—	877	—	35,072
Junior liens	3,128	33	2	44	369	—	3,576
Multi-family	28,433	—	—	—	—	—	28,433
Construction	9,007	175	—	176	—	—	9,358
Land	17,259	133	2,257	1,789	16,209	—	37,647
Non-residential real estate	127,731	90	7,187	2,183	14,304	—	151,495
Farmland	44,428	103	744	807	4,826	—	50,908
Consumer loans	11,376	151	316	—	536	—	12,379
Commercial loans	51,324	91	482	96	2,742	—	54,735

Total	$474,839	2,706	12,128	6,518	45,269	—	541,460

The table below presents currently performing, past due and non-accrual balances at December 31, 2012, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
December 31, 2012	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$155,936	1,339	2,243	779	2,038	—	162,335
Home equity line of credit	34,732	5	66	1,109	1,171	—	37,083
Junior liens	3,584	237	4	47	464	—	4,336
Multi-family	27,463	—	38	1,478	4,077	—	33,056
Construction	13,876	176	—	—	4,848	—	18,900
Land	14,237	137	2,768	7,683	21,081	—	45,906
Non-residential real estate	101,894	293	1,134	1,230	18,647	—	123,198
Farmland	44,256	—	648	669	665	—	46,238
Consumer loans	13,266	74	145	—	401	—	13,886
Commercial loans	43,961	230	617	516	5,225	—	50,549

Total	$453,205	2,491	7,663	13,511	58,617	—	535,487

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

The Company’s annualized net charge off ratios for nine month periods ended September 30, 2013, September 30, 2012, and the year ended December 31, 2012, was 0.61%, 0.61% and 0.52%, respectively. The ratios of allowance for loan losses to non-accrual loans at September 30, 2013, September 30, 2012, and December 31, 2012, was 77.67%, 106.78%, and 138.99% respectively.

The table on the below sets forth an analysis of the Bank’s allowance for loan losses for the periods presented:

	Nine month period ended September 30, 2013	Year ended December 31, 2012	Nine month period ended September 30, 2012
	(Dollars in Thousands, Except Percentages)
Beginning balance, allowance for loan loss	$10,648	11,262	11,262
Charge offs
One-to-four family mortgages	(432)	(379)	(282)
Home equity line of credit	(21)	(67)	(65)
Junior liens	(119)	(1)	(1)
Multi-family	(38)	(417)	(416)
Construction	—	—	—
Land	(393)	(1,033)	(1,033)
Non-residential real estate	(1,040)	(1,120)	(799)
Consumer loans	(535)	(510)	(284)
Commercial loans	(280)	(157)	(206)

Total charge offs	(2,858)	(3,684)	(3,086)

Recoveries
One-to-four family mortgages	47	81	77
Home equity line of credit	9	6	5
Junior liens	27	4	3
Multi-family	164	—	—
Construction	—	—	—
Land	7	405	234
Non-residential real estate	14	137	100
Consumer loans	146	150	110
Commercial loans	6	12	10

Total recoveries	420	795	539

Net Charge offs	(2,438)	(2,889)	(2,547)

Provision for loan losses	1,208	2,275	1,775

Ending balance	9,418	10,648	10,490

Average loan balance, gross	$537,233	533,081	556,332

Ratio of net charge offs to average outstanding loans during the period	0.61%	0.52%	0.61%

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At September 30, 2013, December 31, 2012, and September 30, 2012, the Company’s impaired loans totaled $45.3 million, $66.6 million and $75.8 million, respectively. At September 30, 2013, December 31, 2012, and September 30, 2012, the Company’s specific reserve for impaired loans totaled $3.4 million, $3.8 million and $3.6 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at September 30, 2013, were as follows:

		Special	Impaired Loans			Specific Allowance for	Allowance for Performing
September 30, 2013	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$151,028	1,423	5,406	—	157,857	755	1,386
Home equity line of credit	34,195	—	877	—	35,072	66	218
Junior liens	3,163	44	369	—	3,576	17	85
Multi-family	28,433	—	—	—	28,433	—	350
Construction	9,182	176	—	—	9,358	—	69
Land	19,649	1,789	16,209	—	37,647	828	298
Non-residential real estate	135,008	2,183	14,304	—	151,495	1,573	2,105
Farmland	45,275	807	4,826	—	50,908	—	439
Consumer loans	11,839	—	540	—	12,379	119	459
Commercial loans	51,893	96	2,746	—	54,735	44	607

Total	$489,665	6,518	45,277	—	541,460	3,402	6,016

A summary of the Company’s impaired loans and their respective reserve at December 31, 2012, were as follows:

		Special	Impaired Loans			Specific Allowance for	Allowance for Performing
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$156,961	779	4,595	—	162,335	754	1,736
Home equity line of credit	34,737	1,109	1,237	—	37,083	76	298
Junior liens	3,821	47	468	—	4,336	188	42
Multi-family	27,463	1,478	4,115	—	33,056	38	486
Construction	14,052	—	4,848	—	18,900	—	256
Land	14,374	7,683	23,849	—	45,906	932	1,252
Non-residential real estate	107,947	669	14,021	—	122,637	1,240	1,681
Farmland	38,496	1,230	7,073	—	46,799	184	528
Consumer loans	13,330	—	556	—	13,886	121	217
Commercial loans	44,191	516	5,842	—	50,549	308	311

Total	$455,372	13,511	66,604	—	535,487	3,841	6,807

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2013, were as follows:

				For the nine month period ended
	At September 30, 2013			September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$2,310	2,310	—	2,087	4
Home equity line of credit	602	602	—	539	3
Junior liens	2	2	—	239	—
Multi-family	—	—	—	1,321	—
Construction	—	—	—	1,371	—
Land	12,663	12,663	—	10,446	96
Farmland	4,826	4,826	—	4,669	115
Non-residential real estate	8,495	8,495	—	7,058	20
Consumer loans	64	64	—	44	7
Commercial loans	2,623	2,623	—	2,500	51

Total	$31,585	31,585	—	30,274	296

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with recorded reserve:
One-to-four family mortgages	$3,096	3,220	755	2,701	26
Home equity line of credit	275	275	66	372	1
Junior liens	367	367	17	151	1
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,546	3,546	828	4,351	20
Farmland	—	—	—	151	—
Non-residential real estate	5,809	6,842	1,573	4,150	3
Consumer loans	476	476	119	373	—
Commercial loans	123	212	44	536	1

Total	$13,692	14,938	3,402	12,785	52

Total impaired loans	$45,277	46,523	3,402	43,059	348

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2012, were as follows:

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no recorded reserve:
One-to-four family mortgages	$1,759	1,759	—	5,279	107
Home equity line of credit	1,169	1,169	—	869	50
Junior liens	—	—	—	281	3
Multi-family	4,077	4,077	—	3,626	219
Construction	4,848	4,848	—	3,133	174
Land	20,279	20,279	—	19,857	504
Farmland	5,701	5,701	—	5,701	202
Non-residential real estate	9,662	9,662	—	14,235	653
Consumer loans	81	81	—	66	5
Commercial loans	1,617	1,617	—	2,701	165

Total	$49,193	49,193	—	55,748	2,082

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with recorded reserve:
One-to-four family mortgages	2,836	2,836	754	3,135	145
Home equity line of credit	68	68	76	162	3
Junior liens	468	468	188	365	38
Multi-family	38	38	38	2,640	4
Construction	—	—	—	1,095	—
Land	3,570	3,570	932	4,848	213
Farmland	1,372	1,372	184	1,372	92
Non-residential real estate	4,359	4,359	1,240	5,206	231
Consumer loans	475	475	121	223	1
Commercial loans	4,225	4,225	308	4,470	28

Total	17,411	17,411	3,841	23,516	755

Total impaired loans	$66,604	66,604	3,841	79,264	2,837

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

A summary of the Company’s loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at September 30, 2013 and December 31, 2012, is below:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
TDR by Loan Type:
One-to-four family mortgages	$—	1,888
Home equity line of credit	—	—
Junior lien	—	196
Multi-family	—	234
Construction	—	4,112
Land	—	3,424
Non-residential real estate	—	3,173
Farmland	—	909
Consumer loans	—	5
Commercial loans	—	128

Total TDR	—	14,069

Less:
TDR in non-accrual status
One-to-four family mortgages	—	—
Home equity line of credit	—	—
Junior lien	—	(100)
Multi-family	—	—
Construction	—	—
Land	—	(2,768)
Non-residential real estate	—	(44)
Farmland	—	—
Consumer loans	—	—
Commercial loans	—	(119)

Total non-accrual TDR	—	(3,031)

Total performing TDR	$—	11,038

The decline in TDR’s is the largely the result of loans being paid off and refinanced to terms considered to be market driven.

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

At September 30, 2013, December 31, 2012, and September 30, 2012, the Company had balances in other real estate owned and non-accrual loans consisting of the following:

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
One-to-four family mortgages	$252	258	147
Multi-family	—	—	—
Construction	—	130	216
Land	1,112	1,112	275
Non-residential real estate	73	44	43
Consumer assets	2	4	—

Total other real estate owned	1,439	1,548	681

Total non-accrual loans	12,128	7,663	9,824

Total non-performing assets	$13,567	9,211	10,505

Non-performing assets / Total assets	1.45%	0.95%	1.05%

The following is a summary of the activity in the Company’s real estate and other assets owned for the nine month period ending September 30, 2013:

	Activity During 2013
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2012	Foreclosures	Proceeds	in Values	on Sale	9/30/2013
	(Dollars in Thousands)
One-to-four family mortgages	$258	750	(782)	(8)	34	252
Multi-family	—	—	—	—	—	—
Construction	130	—	(110)	(110)	90	—
Land	1,112	—	—	—	—	1,112
Non-residential real estate	44	40	(18)	(11)	18	73
Consumer assets	4	7	(3)	(4)	(2)	2

Total	$1,548	797	(913)	(133)	140	1,439

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2012:

	Activity During 2012
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2011	Foreclosures	Proceeds	in Values	on Sale	12/31/2012
	(Dollars in Thousands)
One-to-four family mortgages	$480	983	(1,084)	(92)	(29)	258
Multi-family	905	—	(875)	—	(30)	—
Construction	465	—	(321)	—	(14)	130
Land	248	1,229	(269)	(77)	(19)	1,112
Non-residential real estate	160	64	(178)	(20)	18	44
Consumer assets	9	9	(11)	—	(3)	4

Total	$2,267	2,285	(2,738)	(189)	(77)	1,548

(7) INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (Dollars in Thousands):

Summary Statements of Financial Condition	At September 30, 2013	At December 31, 2012
Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities
Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Statement of Income

	Three Month Periods		Nine Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$88	93	$264	282

Net income	$88	93	$264	282

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2012	$10,000	310	—	10,310
Net income	—	—	264	264
Dividends:
Trust preferred securities	—	—	(256)	(256)
Common paid to HopFed Bancorp, Inc.	—	—	(8)	(8)

Ending balances, September 30, 2013	$10,000	310	—	10,310

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

The fair values of securities available for sale is primarily determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without exclusively using quoted prices for the individual securities in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments using the fair value of any assigned collateral. The values for bank owned life insurance are obtained from stated values from the respective insurance companies. The liability associated with the Company’s derivative is obtained from a quoted value supplied by our correspondent banker. The value of real estate owned is obtained from appraisals completed on properties at the time of acquisition and annually thereafter.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at September 30, 2013, are summarized below (Dollars in Thousands):

Description	Total carrying value in the consolidated balance sheet at September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$322,776	—	321,287	1,489
Bank owned life insurance	$9,574	—	9,574	—
Liabilities
Interest rate swap	$848	—	848	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2012, are summarized below (Dollars in Thousands):

Description	Total carrying value in the consolidated balance sheet at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$356,345	—	354,856	1,489
Bank owned life insurance	$9,323	—	9,323	—
Liabilities
Interest rate swap	$1,126	—	1,126	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2013 (Dollars in Thousands):

Description	Total carrying value in the consolidated balance sheet at September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets
Other real estate owned	$1,437	—	—	1,437
Other assets owned	2	—	—	2
Impaired loans, net of reserve of $3,402	41,875	—	—	41,875

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2012 (Dollars in Thousands):

Description	Total carrying value in the consolidated balance sheet at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$1,544	—	—	1,544
Other assets owned	4	—	—	4
Impaired loans, net of reserve of $3,841	62,763	—	—	62,763

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine month periods ended September 30, 2013, and September 30, 2012, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine month period ended September 30,	2013		2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	993	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at September 30,	—	—	429	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, September 30,	$1,489	—	1,422	—

The estimated fair values of financial instruments were as follows at September 30, 2013:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$24,566	24,566	$24,566	—	—
Interest-earning deposits	3,777	3,777	3,777	—	—
Securities available for sale	322,776	322,776	—	321,287	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	532,013	535,651	—	—	535,651
Accrued interest receivable	5,042	5,042	—	5,042	—
Bank owned life insurance	9,574	9,574	—	9,574	—
Financial liabilities:
Deposits	726,937	726,116	—	726,116	—
Advances from borrowers for taxes and insurance	822	822	—	822	—
Advances from Federal Home Loan Bank	47,276	46,168	—	46,168	—
Repurchase agreements	48,182	49,161	—	49,161	—
Subordinated debentures	10,310	10,091	—	—	10,091
Off-balance-sheet liabilities:
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	848	848	—	848	—

The estimated fair values of financial instruments were as follows at December 31, 2012:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$31,563	31,563	$31,563	—	—
Interest-earning deposits	5,613	5,613	5,613	—	—
Securities available for sale	356,345	356,345	—	354,856	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	524,985	532,040	—	—	532,040
Accrued interest receivable	5,398	5,398	—	5,398	—
Bank owned life insurance	9,323	9,323	—	9,323	—
Financial liabilities:
Deposits	759,865	756,426	—	756,426	—
Advances from borrowers for taxes and insurance	396	396	—	396	—
Advances from Federal Home Loan Bank	43,741	49,293	—	49,293	—
Repurchase agreements	43,508	44,779	—	44,779	—
Subordinated debentures	10,310	10,092	—	—	10,092
Off-balance-sheet liabilities:					—
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	1,126	1,126	—	1,126	—

(9) PARTICIPATION IN THE UNITED STATES OF AMERICA TREASURY DEPARTMENT’S CAPITAL PURCHASE PROGRAM

On December 12, 2008, HopFed Bancorp issued and sold 18,400 shares of preferred stock to the United States Treasury (Treasury) for $18,400,000 pursuant to the Capital Purchase Program. The Company also issued a common stock warrant to the Treasury as a condition to its participation in the Capital Purchase Program. The warrant was immediately exercisable and allowed the holder to purchase 253,667 shares of the Company’s common stock at $10.88 per share. The warrant would have expired on December 12, 2018. The preferred stock had no stated maturity and was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5% per year for the first five years and 9% thereafter. The Company repurchased the preferred stock from the Treasury at par on December 19, 2012, and repurchased the warrant from the Treasury on January 16, 2013, for $256,257. The Company cancelled all Preferred Treasury Shares on August 22, 2013.

(10) STOCK OPTIONS

At September 30, 2013, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At September 30, 2013, the Company can no longer issue options under this plan. The remaining 20,808 options are fully vested with a strike price of $16.67 and have a final maturity of June 1, 2014.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the nine month period ended September 30, 2013, or the year ended December 31, 2012.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and is tested quarterly for effectiveness. At September 30, 2013, and December 31, 2012, the cost of the Bank to terminate the cash flow hedge was approximately $848,000 and $1,126,000, respectively.

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

Management believes that at September 30, 2013, the Company and the Bank would have met all new capital adequacy requirements on a fully phased-in-basis if such requirements were then effective. There can be no assurance that the Basel III capital rules will not be revised before the effective date and phase-in periods. At September 30, 2013, the Company’s analysis of its capital position as compared to the Basel III requirements for January 1, 2019 is provided in the table below:

			January 1, 2019
			Minimum		Minimum Ratio
	Actual		Ratio		With Buffer
	(Dollars in Thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital Ratio
Consolidated	96,461	16.4%	26,495	4.5%	41,215	7.0%
Heritage Bank	100,371	17.1%	26,402	4.5%	41,070	7.0%
Tier 1 Capital Ratio to Risk Weighted Assets
Consolidated	106,461	18.1%	35,327	6.0%	50,047	8.5%
Heritage Bank	100,371	17.1%	35,203	6.0%	49,870	8.5%
Minimum Total Capital Ratio to Risk Weighted Assets
Consolidated	113,818	19.3%	47,103	8.0%	61,823	10.5%
Heritage Bank	107,728	18.4%	46,937	8.0%	61,605	10.5%

(13) EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.

Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company’s beginning January 1, 2013 (early adoption permitted) and did not have a significant impact on the Company’s financial statements.

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

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 is effective for the Company on January 1, 2014 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013, and did not have a material impact on the Corporation’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(14) Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns and Tennessee excise tax returns. The Company and its non-bank subsidiaries filed consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax. The Company has no unrecognized tax benefits and has accrued any interest or penalties for uncertain tax positions.

The effective tax rate differs from the statutory federal rate of 35% and Tennessee excise rate of 6.50% due to investments in qualified municipal securities; bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses.

(15) Termination of Merger Agreement

On August 23, 2013, the Company announced that a previously announced merger of Heritage Bank USA, Inc. and Sumner Bank and Trust (“Sumner Bank”) of Gallatin, Tennessee, was terminated by mutual consent. The mutual decision to terminate was due to Sumner Bank’s failure to meet a certain performance requirement under the merger agreement. Each party will bear its own costs and expenses in connection with the terminated transaction, without penalties. In the three month period ended September 30, 2013, the Company incurred approximately $150,000 in expenses related to the termination of the merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2013, and December 31, 2012, and for the three and nine month periods ended September 30, 2013, and September 30, 2012, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2012 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2013, and December 31, 2012

At September 30, 2013, total assets declined $32.2 million, to $935.5 million as compared to $967.7 million at December 31, 2012, due to lower deposit and investment levels. Securities available for sale decreased from $356.3 million at December 31, 2012, to $322.8 million at September 30, 2013. At September 30, 2013, and December 31, 2012, securities classified as “available for sale” had an amortized cost of $321.8 million and $340.5 million, respectively. Net loans totaled $532.0 million and $525.0 million at September 30, 2013, and December 31, 2012, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2012, and September 30, 2013. Total Federal Home Loan Bank “FHLB” borrowings increased from $43.7 million at December 31, 2012, to $47.3 million at September 30, 2013. Total repurchase balances increased from $43.5 million at December 31, 2012, to $48.2 million at September 30, 2013.

At September 30, 2013, deposits declined to $726.9 million from $759.9 million at December 31, 2012, due to a $54.1 million reduction in time deposits. At September 30, 2013, non-interest checking account balances increased to $98.4 million, or 13.5% of total deposits. The average cost of all deposits during the nine month periods ended September 30, 2013, September 30, 2012, and the year ended December 31, 2012, was 0.99%, 1.38% and 1.20%, respectively.

Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area. Given our continued high level of liquidity, the Company has chosen to reduce its balances of higher costing time deposits.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2013 and 2012.

Net Income. The Company’s net income available to common shareholders was $2.7 million for the nine month period ended September 30, 2013, as compared to net income available to common shareholders of $2.2 million for the nine month period ended September 30, 2012. The improvement in the Company’s results for the nine month period ended September 30, 2013, was largely the result of the elimination of $772,000 in preferred stock dividend and warrant accretion.

Net Interest Income. Net interest income for the nine month period ended September 30, 2013, was $18.9 million, compared to $19.4 million for the nine month period ended September 30, 2012. The decline in net interest income for the nine months ended September 30, 2013, as compared to September 30, 2012, was due to a $61.0 million decline in the average balance of interest earning assets and an overall decline in net yields available on interest earning assets.

For the nine months ended September 30, 2013, the average yield on loans was 5.10%, as compared to 5.53% for the nine month period ended September 30, 2012. For the nine month period ended September 30, 2013, income on taxable securities declined to $5.2 million, from $6.8 million for the nine month period ended September 30, 2012, due to lower yields on new investment purchases and a $46.2 million decline in the average balance of available for sale taxable securities. For the nine month period ended September 30, 2013, and September 30, 2012, income on tax free securities was $1.7 million, respectively. The average balance of tax free securities increased by $3.6 million in the nine month period ended September 30, 2013, as compared to the nine month period ended September 30, 2012. For the nine month period ending September 30, 2013, the tax equivalent yield on taxable and tax free securities were 2.53% and 4.66%, respectively, as compared to 2.82% and 4.91% for the nine-month period ended September 30, 2012, respectively.

For the nine month periods ended September 30, 2013, and September 30, 2012, the Company’s cost of interest bearing liabilities was 1.44% and 1.88%, respectively. The lower cost of interest bearing liabilities was the result of the continued re-pricing of higher costing certificates of deposit. At September 30, 2013, and September 30, 2012, the Company’s net interest margin was 2.98% and 2.84%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine-month periods ended September 30, 2013, and September 30, 2012. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $812,000 for September 30, 2013, and $798,000 for September 30, 2012, for a tax equivalent rate using a cost of funds rate of 1.40% for September 30, 2013, and 2.00% for September 30, 2012. The table adjusts tax-free loan income by $6,000 for September 30, 2013, and $7,000 for September 30, 2012, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2013	Income and Expense 9/30/2013	Average Rates 9/30/2013	Average Balance 9/30/2012	Income and Expense 9/30/2012	Average Rates 9/30/2012
	(Table Amounts in Thousands, Except Percentages)
Loans	$527,054	20,169	5.10%	$545,464	22,624	5.53%
Investments AFS taxable	275,934	5,237	2.53%	$322,091	6,823	2.82%
Investment AFS tax free	71,269	2,488	4.66%	$67,714	2,493	4.91%
Interest earning deposits	8,851	18	0.27%	$14,918	20	0.18%

Total interest earning assets	883,108	27,912	4.21%	950,187	31,960	4.48%

Other assets	79,779			87,878

Total assets	$962,887			$1,038,065

Retail time deposits	370,917	4,018	1.44%	444,553	6,538	1.96%
Brokered deposits	44,002	525	1.59%	52,558	754	1.91%
Saving & MMDA	163,493	952	0.78%	73,983	99	0.18%
Now accounts	84,823	109	0.17%	145,015	888	0.82%
FHLB borrowings	43,602	1,335	4.08%	61,336	2,155	4.68%
Repurchase agreements	41,556	717	2.30%	40,968	721	2.35%
Subordinated debentures	10,310	548	7.09%	10,310	553	7.15%

Total interest bearing liabilities	758,703	8,204	1.44%	828,723	11,708	1.88%

Non-interest bearing deposits	94,695			82,800
Other liabilities	4,361			5,717
Stockholders’ equity	105,128			120,825

Total liabilities and stockholders’ equity	$962,887			$1,038,065

Net interest income		19,708			20,252

Net interest spread			2.77%			2.60%

Net interest margin		2.98%			2.84%

Interest Income. For the nine month periods ended September 30, 2013, and September 30, 2012, the Company’s total interest income was $27.1 million and $31.2 million, respectively. As the Company’s loan demand remains soft, the Company continues to have a high dependency on investment income. As investment options have become less attractive, the Company has chosen to increase its holdings in floating rate securities. By investing in floating rate securities, the Company is limiting the price volatility on a portion of the portfolio while accepting yields that are significantly below the average yield in the remaining portfolio. At September 30 2013, the Company owns approximately $45.7 million in floating rate securities that re-price monthly or quarterly based on movements in the one and three month London Interbank Offering Rate (“LIBOR”).

The average balance of loans receivable declined from $545.5 million for the nine month period ended September 30, 2012, to $527.1 million for the nine month period ended September 30, 2013. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.66% for the nine months ended September 30, 2012, to 116.40% for the nine months ended September 30, 2013.

Interest Expense. Interest expense declined approximately $3.5 million for the nine months ended September 30, 2013, as compared to September 30, 2012. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits and FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 1.96% for the nine month period ended September 30, 2012, to 1.44% for the nine months ended September 30, 2013. Over the same period, the average balance of interest bearing retail time deposits declined $73.7 million, from $444.6 million for the nine months ended September 30, 2012, to $370.9 million for the nine months ended September 30, 2013.

The average cost of brokered deposits declined from 1.91% for the nine months ended September 30, 2012, to 1.59% for the nine months ended September 30, 2013. Over the same period, the average balance of brokered deposits declined $8.6 million, to $44.0 million for the nine month period ended September 30, 2013. For the nine month period ended September 30, 2013, the Company’s total cost of deposits was 0.99% as compared to 1.38% for the nine month period ended September 30, 2012.

The average balance of funds borrowed from the FHLB declined $17.7 million, from $61.3 million for the nine months ended September 30, 2012, to $43.6 million for the nine month period ended September 30, 2013. The average cost of borrowed funds from the FHLB were 4.68% for the nine months ended September 30, 2012, and 4.08% for the nine months ended September 30, 2013, respectively. In September of 2012, the Company pre-paid $14.0 million in FHLB advances, incurring approximately $480,000 in prepayment penalties that is reported as interest expense on the Company’s financial statements.

The average balance of repurchase agreements increased from $41.0 million for the nine months ended September 30, 2012, to $41.6 for the nine month period ended September 30, 2013. The average cost of repurchase agreements was 2.35% for the nine months ended September 30, 2012, and 2.30% for the nine months ended September 30, 2013.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.2 million in provision for loan loss was required for the nine month period ended September 30, 2013, compared to a $1.8 million in provision for loan loss expense for the nine month period ended September 30, 2012. The lower level of required provision expense for the nine month period ended September 30, 2013, is the result of improving credit quality and risk grade trends on the Company’s loan portfolio.

Non-Interest Income. There was a $373,000 decline in non-interest income in the nine month period ended September 30, 2013, as compared to the same period in 2012. The decline was largely the result of a $400,000 impairment charge taken in September 2013, as noted in note four of this report. For the nine month period ended September 30, 2013, the Company earned $559,000 in mortgage origination income as compared to $684,000 during the nine month period ended September 30, 2012. The decline in mortgage origination income is largely the result of higher mortgage rates, resulting in a lower level of refinancing activity. The Company’s financial services commission increased from $778,000 to $958,000 for the nine month period ended September 30, 2013, as compared to the nine month period ended September 30, 2012, as bank customers sought higher returns than is available on deposit accounts.

Non-Interest Expenses. There was a $127,000 decrease in total non-interest expenses in the nine-month period ended September 30, 2013, as compared to the same period in 2012. The most significant change in non-interest expenses was a $782,000 increase in salary and benefit expenses for the nine month period ended September 30, 2013, as compared to the nine month period ended September 30, 2012. For the nine month period ended September 30, 2013, the Company’s deposit insurance expense was $548,000 as compared to $1.3 million for the nine month period ended September 30, 2012. For the nine month period ended September 30, 2013, professional services increased to $1.4 million as compared to $1.3 million for the nine month period ended September 30, 2012, due approximately $150,000 in cost associated with the Company’s contested proxy vote and $200,000 in cost associated with the announced termination of the previously announced purchase of Sumner Bank and Trust.

Income Taxes. The effective tax rate for the nine-month periods ending September 30, 2013, and September 30, 2012, was 20.5% and 18.0%, respectively.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2013 and 2012.

Net Income. The Company’s net income available to common shareholders was $536,000 for the three month period ended September 30, 2013, as compared to net income available to common shareholders of $819,000 for the three month period ended September 30, 2012. The decline in the Company’s results for the three month period ended September 30, 2013, was largely the result of the $400,000 investment impairment charge and a reduced level of gains on the sale of securities.

Net Interest Income. Net interest income for the three month period ended September 30, 2013, was $6.3 million, compared to $5.9 million for the three month period ended September 30, 2012. The increase in net interest income for the three months ended September 30, 2013, as compared to September 30, 2012, was due to the maturity of higher costing time deposits during the three month period ended September 30, 2013.

For the three months ended September 30, 2013, the average yield on loans was 4.99%, as compared to 5.48% for the three month period ended September 30, 2012. For the three month period ended September 30, 2013, income on taxable securities declined to $1.6 million, from $2.0 million for the three month period ended September 30, 2012, due to lower yields on new investment purchases and a $48.3 million decline in the average balance of available for sale taxable securities. For the three month period ended September 30, 2013, income on tax free securities declined to $544,000 from $573,000 for the three month period ended September 30, 2012, due to a $2.5 million decline in the average balance of tax free securities. For the three month period ending September 30, 2013, the tax equivalent yield on taxable and tax free securities were 2.52% and 4.83%, respectively, as compared to 2.61% and 4.87% for the three-month period ended September 30, 2012, respectively.

For the three month periods ended September 30, 2013, and September 30, 2012, the Company’s cost of interest bearing liabilities was 1.35% and 2.03%, respectively. The cost of funds rate for the three month period ended September 30, 2012, was influenced by the $480,000 in FHLB prepayment penalties incurred in September 2012. At September 30, 2013, and September 30, 2012, the Company’s net interest margin was 3.04% and 2.67%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended September 30, 2013, and September 30, 2012. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $264,000 for September 30, 2013, and $273,000 for September 30, 2012, for a tax equivalent rate using a cost of funds rate of 1.35% for September 30, 2013, and 2.00% for September 30, 2012.

The table adjusts tax-free loan income by $2,000 for September 30, 2013, and September 30, 2012, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2013	Income and Expense 9/30/2013	Average Rates 9/30/2013	Average Balance 9/30/2012	Income and Expense 9/30/2012	Average Rates 9/30/2012
	(Table Amounts in Thousands, Except Percentages)
Loans	$530,086	6,607	4.99%	$540,811	7,405	5.48%
Investments AFS taxable	260,326	1,641	2.52%	308,578	2,014	2.61%
Investment AFS tax free	66,882	808	4.83%	69,420	846	4.87%
Interest earnings deposits	7,237	5	0.28%	10,555	6	0.23%

Total interest earning assets	864,531	9,061	4.19%	929,364	10,271	4.42%

Other assets	75,930			87,537

Total assets	$940,461			$1,016,901

Retail time deposits	352,291	1,141	1.30%	430,568	2,064	1.92%
Brokered deposits	43,353	163	1.50%	49,181	258	2.10%
Savings & MMDA	159,419	279	0.70%	75,031	33	0.18%
Now accounts	87,687	39	0.18%	140,424	285	0.81%
FHLB borrowings	43,634	445	4.08%	58,962	1,017	6.90%
Repurchase agreements	43,448	245	2.26%	39,093	236	2.41%
Subordinated debentures	10,310	184	7.14%	10,310	185	7.18%

Total interest bearing liabilities	740,142	2,496	1.35%	803,569	4,078	2.03%

Non-interest bearing deposits	96,343			84,079
Other liabilities	5,013			6,284
Stockholders’ equity	98,963			122,969

Total liabilities and stockholders’ equity	$940,461			$1,016,901

Net interest income		6,565			6,193

Interest rate spread			2.84%			2.39%

Net interest margin		3.04%			2.67%

Interest Income. For the three month periods ended September 30, 2013, and September 30, 2012, the Company’s total interest income was $8.8 million and $10.0 million, respectively. The average balance of loans receivable declined from $540.8 million for the three month period ended September 30, 2012, to $530.1 million for the three month period ended September 30, 2013. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.65% for the three months ended September 30, 2012, to 116.81% for the three months ended September 30, 2013.

Interest Expense. Interest expense declined $1.6 million for the three months ended September 30, 2013, as compared to September 30, 2012. The decline was attributable to lower market interest rates, the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits FHLB borrowings. The average cost of interest-bearing retail time deposits declined from 1.92% for the three month period ended September 30, 2012, to 1.30% for the three months ended September 30, 2013. Over the same period, the average balance of interest bearing retail time deposits declined $78.3 million, from $430.6 million for the three months ended September 30, 2012, to $352.3 million for the three months ended September 30, 2013.

The average cost of brokered deposits declined from 2.10% for the three months ended September 30, 2012, to 1.50% for the three months ended September 30, 2013. Over the same period, the average balance of brokered deposits declined from $49.2 million for the three month period ended September 30, 2012, to $43.4 million for the three month period ended September 30, 2013. For the three month period ended September 30, 2013, the Company’s total cost of deposits was 0.88% as compared to 1.36% for the three month period ended September 30, 2012.

The average balance of funds borrowed from the FHLB declined $15.4 million, from $59.0 million for the three months ended September 30, 2012, to $43.6 million for the three month period ended September 30, 2013. The average cost of borrowed funds from the FHLB were 6.90% for the three months ended September 30, 2012, and 4.08% for the three months ended September 30, 2013, respectively. For the three month period ended September 30, 2012, the FHLB prepayment penalties on borrowings increased the Company’s cost on borrowings by approximately $480,000. Excluding the prepayment penalties, the average cost the Company’s FHLB borrowings for the three month period ended September 30, 2012 would have been approximately 3.64%.

The average balance of repurchase agreements increased from $39.1 million for the three months ended September 30, 2012, to $43.4 for the three month period ended September 30, 2013. The average cost of repurchase agreements was 2.41% for the three months ended September 30, 2012, and 2.26% for the three months ended September 30, 2013, respectively.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $426,000 in provision for loan loss was required for the three month period ended September 30, 2013, compared to a $506,000 in provision for loan loss expense for the three month period ended September 30, 2012.

Non-Interest Income. There was a $1.1 million decline in non-interest income in the three month period ended September 30, 2013, as compared to the same period in 2012. The decline in non-interest income was largely the result of a $400,000 impairment charge as well as a $743,000 decline in gains on the sale of investments. For the three month period ended September 30, 2013, the Company earned $147,000 in mortgage origination income as compared to $218,000 during the three month period ended September 30, 2012. The Company’s financial services commission increased from $280,000 for the three month period ended September 30, 2012, as compared to $314,000 for the three month period ended September 30, 2013.

Non-Interest Expenses. Non-interest expenses increased by $13,000 in the three-month period ended September 30, 2013, as compared to the same period in 2012. The most significant change in non-interest expenses was a $288,000 increase in salary and benefit expenses for the three month period ended September 30, 2013, as compared to the three month period ended September 30, 2012. For the three month period ended September 30, 2013, the Company’s deposit insurance expense declined to $137,000, as compared to $419,000 for the three month period ended September 30, 2012. The decline is the result of the Bank’s conversion to a Kentucky Commercial Bank charter and a reduction in assets. For the three month period ended September 30, 2013, professional services expenses increased $58,000 as compared to the three month period ended September 30, 2012, due to approximately $150,000 in accruals resulting from the previously mentioned termination of bank purchase.

Income Taxes. The effective tax rate for the three-month periods ending September 30, 2013, and September 30, 2012, was 18.5% and 19.7%, respectively.

Liquidity and Capital Resources. The Company has no business other than that of the Bank. Management believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its current needs. However, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. Currently, we are not required to seek approval for each cash common dividend payment to the Federal Reserve Bank or the Kentucky Department of Financial Institutions.

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

At September 30, 2013, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate		Balance	Maturity Date
9/22/2010	1.15%		2,144,000	3/22/2014
7/1/2011	1.00%		3,000,000	5/1/2014
8/11/2009	3.00%		5,095,000	8/11/2014
7/9/2012	0.54%		3,159,000	1/9/2015
7/27/2012	0.70%		3,590,000	7/27/2015
07/22/2013 12/21/2010	0.65 1.70	% %	1,940,000 805,000	11/22/2015 12/21/2015
9/21/2012	0.60%		2,500,000	1/21/2016
7/9/2012	0.70%		2,309,000	3/9/2016
3/17/2011	2.25%		1,500,000	3/17/2016
7/22/2013 10/13/2011	0.80 1.35	% %	2,000,000 2,086,000	7/22/2016 10/13/2016	(1)
3/9/2012	1.00%		3,044,000	12/9/2016	(1)
7/9/2012	0.98%		1,446,000	1/9/2017	(1)
7/27/2012	0.50%		1,496,000	7/27/2017	(1)
9/22/2011	1.00%		2,127,000	9/22/2017	(1)
1/3/2013	1.00%		3,030,000	1/3/2018

Total			$41,271,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

Presently, the Bank must satisfy three capital standards: a tier 1 capital to adjusted total assets ratio of 4.0%, a tier one capital to risk weighted asset ratio of 4.0%, and total capital to risk weighted assets ratio of 8.0%. At September 30, 2013, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2013:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Applicable
	Actual		Requirement		Regulatory Provisions
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	106,461	11.3%	37,697	4.0%	n/a	n/a
Heritage Bank	100,371	10.7%	37,498	4.0%	46,872	5.0%
Tier 1 capital to risk weighted assets:
Consolidated	106,461	18.1%	23,551	4.0%	35,327	6.0%
Heritage Bank	100,371	17.1%	23,468	4.0%	35,203	6.0%
Total capital to risk weighted assets:
Consolidated	113,818	19.3%	47,103	8.0%	58,879	10.0%
Heritage Bank	107,728	18.4%	46,937	8.0%	58,671	10.0%

Under Kentucky and federal banking regulations, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective state or federal banking regulators. FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in regulations, as a condition of having federal deposit insurance.

At September 30, 2013, the Bank had no outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $19.1 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from September 30, 2013, totaled $171.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2013, the Bank has pledged all eligible 1-4 family first mortgages.

At September 30, 2013, the Bank has outstanding borrowings of $47.3 million from the FHLB with maturities ranging from overnight to seven years. A schedule of FHLB borrowings at September 30, 2013, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
5,000	0.20%	03/07/14
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/27/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
11,276	3.13%	01/01/19	Monthly Principal Payments

$47,276	3.71%	3.7 years	Weighted average life

At September 30, 2013, the Bank had $39.8 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8.0 million unsecured overnight borrowing capacity from a correspondent bank.

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

At September 30, 2013, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$314
Unused home equity lines of credit	$28,174
Unused commercial lines of credit	$37,058
Unused unsecured personal lines of credit	$20,164

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

The Company’s analysis at September 30, 2013, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at September 30, 2013, for the twelve month period ending September 30, 2014, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)
Net interest income	$27,457	$27,833	$27,964	$28,228	$28,497

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2013.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2013, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2013, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2012, with the following exceptions:

Regulatory Capital Developments

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2013, the Company’s Board of Directors announced that it had authorized a stock repurchase program. The program provides that the Company was authorized to purchase up to 375,000 shares of the Company’s common stock, through open market purchases or privately negotiated transactions, from time to time depending on market conditions and other factors over a two year period beginning September 3, 2013.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
August 29, 2013 to August 31, 2013	—	—	—	—
September 1, 2013 to September 30, 2013	50,104	$11.15	50,104	324,896

Total	50,104	$11.15	50,104	324,896

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2013 and 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of September 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows, for the nine month periods ended September 30, 2013 and 2012 (unaudited), (iv) Statement of Stockholders Equity for the nine month period ended September 30, 2013 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 12, 2013	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 12, 2013	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer