Form 10-K
period 2013-12-31
HOPFED BANCORP INC
filed 2014-03-14
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($10.80 per share) at which the stock was sold on June 30, 2013, was approximately $77,719,095. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on February 28, 2014, 7,439,927 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2013.

Part III:

Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders.

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

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. On June 5, 2013, the Corporation’s bank subsidiary, Heritage Bank, changed its name to Heritage Bank USA, Inc., (the “Bank”), converting its charter from a federal thrift to a Kentucky state chartered commercial bank. Likewise, the Corporation’s charter was converted to a Federal Reserve non-member commercial bank holding company. The Corporation’s assets primarily consist of the outstanding capital stock of the Bank. The Corporation’s principal business is overseeing the business of the Bank. See “Regulation – Regulation of the Company.” As a holding company, the Corporation has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company’s executive offices are located at 4155 Lafayette Road, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171. The Company’s mailing address is P.O. Box 537, Hopkinsville, Kentucky 42241-0537.

Heritage Bank USA, Inc.

The Bank is a Kentucky state chartered commercial bank headquartered in Hopkinsville, Kentucky, with branch offices in Kentucky and Tennessee. The Kentucky locations include Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton. The Tennessee locations include Clarksville, Pleasant View, Ashland City, Kingston Springs and Erin. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. On June 5, 2013, the Bank’s legal name changed to Heritage Bank USA, Inc. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky and Montgomery, Cheatham, Houston, Obion and Weakley counties located in Tennessee.

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

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2010, 2011, 2012, and 2013, according to information provided by the FDIC market Share Report:

	At June 30
	2010	2011	2012	2013
Calloway	17.4%	16.2%	15.3%	14.1%
Christian	28.4%	26.2%	22.5%	22.1%
Fulton	58.2%	56.4%	53.9%	52.0%
Marshall	14.6%	15.0%	14.9%	12.9%
Cheatham	14.8%	16.9%	17.8%	18.9%
Montgomery	3.2%	3.0%	3.0%	2.6%

Growth Opportunities

For the year ended December 31, 2013, the Company’s net loan portfolio grew approximately $18.6 million, or approximately 3.5%. The positive level of loan growth in 2013 was preceded by three years in which loans declined by a total of approximately $115.5 million. There were many factors that resulted in the Company’s negative loan growth over this period. In 2010, the deployment of more than 15,000 troops from nearby Fort Campbell, Kentucky to Afghanistan resulted in a reduced level of economic activity, lower sales for merchants, weaker demand for most goods and services and reduced tax collections. Furthermore, the deployment of troops occurred during a time of a national recession, further exasperating the weakness in the local economy

Another important factor inhibiting lending growth prior to 2013 was the presence of a Memorandum of Understanding and Agreement (MOU) originally between the Board of Directors of the Corporation, Board of Directors of the Bank and the OTS, the Corporation’s and Banks former regulator. The MOU required the Bank to limit the growth of specific types of lending, including commercial real estate lending. In 2010 and 2011, the MOU’s limitation on commercial real estate made it more difficult for the Bank to experience positive loan growth. The MOU’s limitation on commercial real estate lending was focused on the OTS definition of commercial real estate loan concentrations. In October 2012, the Office of the Comptroller of the Currency (“OCC”) terminated the Bank’s MOU.

In response to the decline in loans balance outstanding, the Company has sought to reduce the level and cost of its interest bearing liabilities. At April 30, 2010, the Company had brokered deposits totaling $104.0 million as compared to $46.3 million at December 31, 2013. The Company has also reduced the balance of Federal Home Loan Bank (“FHLB”) borrowings from $81.9 million at December 31, 2010, to $46.8 million at December 31, 2013. The reduction of FHLB borrowings include early repayments of $16.0 million in borrowings in September of 2012 resulting in $480,000 in prepayment penalties. In addition to reducing the level of wholesale funding, the Company’s funding mix has significantly improved, resulting in lower interest cost. At December 31, 2013, total time deposits (including brokered) were $382.0 million, a decline of $55.1 million and $138.0 million as compared to December 31, 2012, and December 31, 2011, respectively. At December 31, 2013, the Company’s time deposit balances accounted for 50.1% of total deposits as compared to 57.5% at December 31, 2012, and 65.0% at December 31, 2011.

Western Kentucky

Small manufacturing and agri-business interest are the largest drivers of the local economy in our western Kentucky markets. After experiencing a severe drought in 2012, local farmers growing corn, soybeans, and wheat enjoyed record yields in 2013. Despite falling commodity prices, yields are more than sufficient to provide a boost to the entire agri-business sector while higher commodity prices and the presence of crop insurance lessened the effects of the 2012 drought. Prices for land used in agricultural production remain near historical highs.

In western Kentucky, small manufacturing typically revolves around the automotive, transportation, and chemical industries. The manufacturing sector has improved since 2009 as sales of new autos have rebounded. Despite notable improvements, unemployment rates in western Kentucky remain high. Christian County, the Company’s home market, has an unemployment rate of 8.8%. For December 2013, unemployment rates in our western Kentucky markets ranged from 6.5% in Todd County to 11.8% in Fulton County. Kentucky’s unemployment rate is 7.4%.

Clarksville, Montgomery County, Tennessee (“Clarksville”)

The Clarksville market is the largest market in which the Company has a significant presence in. The Clarksville economy has several large employers and economic drivers including the United State Army’s 101st Airborne Division with approximately 30,000 active duty military personnel assigned to the division. The many services available on the army installation and the community’s modest cost of living have resulted in a sizable military retirement population in the area. Clarksville is also home to Austin Peay State University, a 10,000 student public university as well as a diverse manufacturing sector. The unemployment rate for Clarksville in December 2013 was 7.4%.

The Clarksville, Montgomery County, Tennessee (“Clarksville”) market suffered a recent setback with the announcement that the Hemlock Semiconductor plant (production was scheduled to begin in late 2012) would not begin production due to the market conditions surrounding the solar industry. Hemlock terminated approximately 300 employees but the bigger loss is the anticipated growth in employment and economic activity that will not occur in the near future. Hemlock’s statement indicated that they were committed to production in Clarksville but must wait for the solar market to improve. No date was given for the beginning of production.

In October of 2013, Hankook Tires announced that it will build its first U.S. manufacturing facility in Clarksville. Hankook, a South Korean tire company, will invest approximately $800 million in a new facility with construction slated to begin in 2014. Hankook anticipates that tire production will begin in 2016 and will result in approximately 1,800 full time jobs for the local economy. Hankook chose Clarksville due to its ideal location, strong transportation network and its proximity to automotive assembly plants owned by Nissan, Volkswagen, Toyota and General Motors.

Middle Tennessee and Nashville MSA

Cheatham County (“Cheatham”) and Houston County (“Houston”) are located in Middle Tennessee. Both communities are rural and residents of both communities typically rely on employment opportunities in neighboring communities as neither county has a sizeable base of manufacturing jobs. However, Cheatham is located within the Nashville Metropolitan Statistical Area (“Nashville MSA”) and its three largest communities are a 30 minute drive to downtown Nashville. Cheatham’s proximity and easy commute to Nashville has resulted in higher levels of income and population growth as compared to Houston. In December of 2013, the unemployment rates in Cheatham and Houston were 5.5% and 8.6%, respectively. The unemployment rates in the state of Tennessee and the Nashville MSA are 7.3% and 5.5%, respectively.

As supported by the tables below, the Company views Clarksville and the Nashville MSA as communities with the most potential for growth. The Company will seek to establish at least one loan production office in the Nashville MSA in 2014 and will seek to further expand in lending expertise in our Tennessee markets. The Company’s deposit base will allow us to seek loan growth without seeking immediate funding for the growth.

The tables below are a summary of selected information from the 2010 U.S. Census related to the Company’s current and potential future market areas:

	2010 Census Est Population	Population Change 2000-2010	Median Household Income	Median Value Owner occupied housing units
Christian (Hopkinsville)	73,955	2.3%	$37,061	$95,500
Marshall	31,448	4.4%	$43,326	$96,900
Calloway	37,191	8.8%	$39,194	$105,300
Todd	12,460	4.1%	$36,989	$79,700
Trigg	14,339	13.8%	$41,825	$98,300
Fulton	6,813	(12.1%)	$31,965	$55,300
Mongomery (Clarksville)	172,331	27.9%	$48,930	$129,400
Cheatham	39,105	9.0%	$52,585	$155,900
Houston	8,486	4.2%	$33,738	$87,900

Montgomery and Trigg counties are the only markets currently served by the Company with a 10 year population growth rate of more than 10%. Only two markets, Clarksville and Cheatham County, have median household incomes greater than $43,500 per year, which is the approximate median household income in Tennessee and Kentucky and less that the $51,900 median household income in the United States. The population of the Company’s current footprint is approximately 400,000.

Meanwhile, the Nashville, Tennessee MSA has a population of approximately 1.6 million (includes Cheatham County, Tennessee listed above) and attractive demographics outlined below:

Nashville TN MSA	2010 Estimated Census Population	Population Change 2000-2010	Median Household Income	Median Value Owner occupied housing units
Robertson (Springfield)	66,283	21.8%	$50,820	$149,100
Sumner (Gallatin)	160,645	23.1%	$54,916	$169,100
Wilson (Lebanon)	113,193	28.4%	$60,678	$187,500
Rutherford (Murfreesboro)	262,604	44.3%	$53,770	$157,100
Williamson (Franklin)	183,182	44.7%	$87,832	$335,800
Maury (Columbia)	80,956	16.5%	$46,278	$137,100
Dickson	49,666	15.1%	$44,554	$128,700
Davidson (Nashville)	626,681	10.0%	$45,668	$164,700
Cheatham (listed above)	39,105	9.0%	$52,585	$155,900

In addition to the Clarksville and Nashville MSA markets, management views promising opportunities for growth in the midsize metropolitan markets near the Company’s current locations. Highly desirable markets include Bowling Green, Kentucky, Hardin, Kentucky and Louisville, Kentucky. These markets provide desirable demographic and growth opportunities as compared to the Company’s current footprint. As evident in the table below, Kentucky growth opportunities may be most attractive in Bowling Green, which is approximately 70 miles from the Company’s corporate headquarters. The tables below include the two largest counties by population in the Kentucky and other communities in Kentucky within a two hour drive of the Company’s headquarters:

Kentucky	2010 Census Population	Population Change 2000-2010	Median Household Income	Median Value Owner occupied housing units
Henderson	46,250	3.2%	$40,438	$101,200
Hardin (Elizabethtown)	105,543	12.1%	$47,540	$131,900
Daviess (Owensboro)	96,656	5.6%	$42,821	$106,400
McCracken (Paducah)	65,565	0.1%	$41,630	$107,500
Warren (Bowling Green)	113,792	23.0%	$43,954	$135,400
Fayette (Lexington)	295,803	13.5%	$47,469	$159,200
Jefferson (Louisville)	741,096	6.8%	$45,352	$145,900

Equity Transactions

On December 12, 2008, the Company received an $18.4 million investment from the United States Treasury (“Treasury”) in the form of preferred stock. The terms of the investment included a 5% dividend for five years, increasing to 9% thereafter. The investment had no stated maturity but could be paid back in whole or part at any time with regulatory approval. In addition to the dividend, the Treasury received a stock Warrant that allowed the Treasury to immediately purchase 243,816 shares of the Company’s Common Stock immediately at a strike price of $11.32 and had a final maturity of December 12, 2018. The amount and price of the warrant were adjusted to 253,667 shares and a strike price of $10.88 as a result of a 2% stock dividend declared for shareholders of record at September 30, 2010 and October 3, 2011.

In June and July of 2010, the Company sold a total of 3,583,334 shares of Common Stock at $9.00 per share ($8.55 net of expense) in a public offering. The net proceeds of the public offering, $30.4 million, were used for general corporate purposes and included a $10.0 million investment to the Bank. The sale of common stock in June 2010 included 112,639 shares of treasury stock.

On December 19, 2012, the Company repurchased all outstanding shares of preferred stock at par from the Treasury. The Company did not issue additional capital to repurchase the preferred stock. On January 16, 2013, the Company repurchased the outstanding Warrant from the Treasury for $256,257. The repurchased Preferred Stock was retired in 2013.

Stock Repurchases

On August 29, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 375,000 shares of the Company’s outstanding common stock. The repurchase program is set to expire on September 5, 2015. For the period September 3, 2013, to December 31, 2013, the Company purchased 76,468 shares of common stock at a weighted average price of $11.15 per share. At December 31, 2013, the Company has purchased a total of 479,384 shares of our common stock at a weighted average price of $12.37 per share.

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

Lending Activities

General. The total gross loan portfolio totaled $552.4 million at December 31, 2013, representing 56.7% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2013, $192.6 million, or 34.9% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $244.2 million, or 44.2% of the loan portfolio at December 31, 2013, and multi-family residential loans, which were $29.7 million, or 5.4% of the loan portfolio at December 31, 2013. At December 31, 2013, construction loans were $10.6 million, or 1.9% of the loan portfolio, and total consumer and commercial loans totaled $75.2 million, or 13.6% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2013, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$192,603	34.9%	$203,754	38.0%	$216,095	38.1%	$229,058	37.6%	$240,823	37.0%
Multi-family residential	29,736	5.4%	33,056	6.2%	33,739	5.9%	29,416	4.8%	46,325	7.1%
Construction	10,618	1.9%	18,900	3.5%	11,931	2.1%	23,361	3.8%	33,216	5.1%
Non-residential (1)	244,241	44.2%	215,342	40.2%	235,823	41.6%	255,348	41.9%	254,067	39.0%

Total real estate loans	477,198	86.4%	471,052	87.9%	497,588	87.7%	537,183	88.1%	574,431	88.2%

Other loans:
Secured by deposits	3,048	0.6%	3,768	0.7%	4,016	0.7%	4,081	0.7%	4,075	0.6%
Other consumer loans	8,119	1.4%	10,118	1.9%	11,094	2.0%	13,979	2.3%	17,908	2.8%
Commercial loans	64,041	11.6%	50,549	9.5%	54,673	9.6%	54,439	8.9%	54,531	8.4%

Total other loans	75,208	13.6%	64,435	12.1%	69,783	12.3%	72,499	11.9%	76,514	11.8%

	552,406	100.0%	535,487	100.0%	567,371	100.0%	609,682	100.0%	650,945	100.0%

Deferred loan cost, net	(92)		146		251		363		261
Allowance for loan losses	(8,682)		(10,648)		(11,262)		(9,830)		(8,851)

Total	$543,632		$524,985		$556,360		$600,215		$642,355

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2013, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, and overdrafts are reported as due in one year or less.

	Due the year ending December 31,			Due 3 through 5 years after December 31,	Due 5 through 10 years after December 31,	Due 10 through 15 years after December 31,	Due 15 years after December 31,
	2014	2015	2016	2014	2014	2014	2014	Total
			(Dollars In Thousands)
One-to-four family residential	$6,459	1,808	3,030	9,637	58,861	29,114	83,694	192,603
Multi-family residential	6,889	—	2,161	3,817	1,294	8,004	7,571	29,736
Construction	7,778	611	—	1,623	458	148	—	10,618
Non-residential	38,719	4,847	5,299	51,537	38,652	53,931	51,256	244,241
Secured by deposits	1,684	390	499	454	21	—	—	3,048
Other	25,452	5,541	11,746	17,145	9,621	2,655	—	72,160

Total	$86,981	13,197	22,735	84,213	108,907	93,852	142,521	552,406

The following table sets forth at December 31, 2013, the dollar amount of all loans due after December 31, 2014, which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$36,051	$150,093
Multi-family residential	7,875	14,972
Construction	609	2,231
Non-residential	82,818	122,704
Other	35,056	13,016

Total	$162,409	$303,016

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

In the last ten years, the Company has attempted to diversify its loan portfolio mix to mitigate the risk of lending in a geographically limited area. The Company uses several metrics to measure our relative success in this area. The table below identifies loan balances by type as a percentage of total consolidated risk based capital:

	Total (Dollars in Thousands)	Current balances as Percentage of Risk Based Capital
One-to-four family residential	$192,603	167.3%
Multi-family	29,736	25.8%
Construction	10,618	9.2%
Land	34,681	30.1%
Non-residential real estate (owner occupied)	80,647	70.1%
Non-residential real estate (non-owner occupied)	77,045	66.9%
Farmland	51,868	45.1%
Consumer	11,167	9.7%
Commercial	64,041	55.6%

Total	$552,406	479.8%

The Company uses standardized industry codes known as NASIC codes to track the individual components of its loan portfolio, including our non-residential real estate loan portfolio. At December 31, 2013, the Company commercial real estate loan portfolio consisted of the following:

Current
Balance
Land	$34,681
Construction	—
Manufacturing	3,962
Professional, Technical	1,819
Retail Trade	10,916
Other Services	19,206
Finance & Insurance	1,862
Agricultural, Forestry, Fishing & Hunting	51,868
Real Estate and Rental and Leasing	55,692
Wholesale Trade	21,852
Arts, Entertainment & Recreation	3,015
Accomodations / Food Service	26,552
Healthcare and Social Assistance	6,862
Transportation & Warehousing	1,101
Information	2,390
Non-industry	2,101
Admin Support / Waste Mgmt	362

Total	$244,241

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

CRE loans secured by non-farm, non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are generally excluded from the guidance. Using the instructions provided in the FDIC call report, the Bank has calculated that $152.1 million of our loan portfolio, or 132.0% of the Bank’s risk based capital, consists of properties classified as non-owner occupied commercial real estate which includes all loans secured by multi-family properties, all construction and land development loans and certain other commercial real estate loans identified by regulations as non-owner occupied. Included in the definition of commercial real estate are $10.6 million in construction loans and $34.7 million in land development loans, representing 9.2% and 30.1% of our risk based capital, respectively. Both of our concentration categories are within regulatory guidelines and appear reasonable to management at this time. However, the Company continues to experience below average credit performance in our land development portfolio. At December 31, 2013, $14.7 million, or approximately 42.4%, of the Company’s land development loans are classified as substandard. The Company’s land portfolio accounts for approximately 6.3% of the Company’s total loan portfolio. However, the Company’s land loans classified as substandard equal 34.5% of all loans classified as substandard by the Company. The Company did not originate a new loan development loan in either 2012 or 2013.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Loan originations:
One-to-four family residential	$38,783	$84,559	$39,651
Multi-family residential	11,078	4,489	7,494
Construction	20,238	21,361	15,975
Non-residential	73,048	71,051	52,093
Other	57,462	51,892	60,001

Total loans originated	200,609	233,352	175,214

Loan reductions:
Transfer to other real estate owned	1,379	2,285	3,748
(Increase) decrease in deferred loan origination fees, net of income	238	105	112
Increase (decrease) in allowance for loan losses	(1,966)	(614)	1,432
Loans sold	16,943	47,749	35,647
Loan principal payments	165,368	215,202	178,130

Net increase (decrease) in the loan portfolio	$18,647	($31,375)	($43,855)

Loan originations are derived from a number of sources, including existing customers, referrals by real estate agents, depositors and borrowers and advertising, as well as walk-in customers. Solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. All of the loan personnel are salaried and may receive additional compensation on a commission basis based on achieving certain performance goals. Loan applications are accepted at any of the Bank’s branches.

Loan Underwriting Policies. Lending activities are subject to written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Board of Directors and its management. Detailed loan applications are obtained to determine the ability of borrowers to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loan requests exceeding loan officer limits must be approved by the Chief Credit Officer, Chief Executive Officer, the executive loan committee of the Board of Directors or the entire Board of Directors.

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

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel who provides that the property is free of prior encumbrances and other possible title defects. Title Insurance is generally required on all real estate loans with balances exceeding $100,000 and all one-to-four family loans that are to be sold in the secondary market. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood hazard area, pay flood insurance policy premiums. The majority of real estate loan applications are underwritten and closed in accordance with the Bank’s own lending guidelines, which generally do not conform to secondary market guidelines. Although such loans may not be readily saleable in the secondary market, management believes that, if necessary, such loans may be sold to private investors at a discount to par.

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2013, the Bank’s 1-4 family loan servicing portfolio was approximately $26.2 million.

The Bank is permitted to lend up to 100% of the appraised value of the residential real property securing a mortgage loan. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. Exceptions to this policy must be approved by the loan committee or the Board of Directors. At December 31, 2013, the Bank held approximately $4.2 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2013, approximately $55,000 is in non-accrual status and $25,000 was past due more than 30 days but less than 89 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a commercial bank to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to approximately $16.4 million at December 31, 2013. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2013, one-to-four family residential mortgage loans totaled approximately $192.6 million, or 34.9% of the Bank’s loan portfolio. The Bank originated approximately $11.9 million in loans that were sold in the secondary market with servicing released. At December 31, 2013, the Bank had approximately $948,000 in one-to-four family residential real estate loans past due more than ninety days or in non-accrual status. At December 31, 2013, the Company’s allowance for loan loss included $2.3 million for one to four family residential lending.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2013, 81.3% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consists of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2013, approximately $158.5 million of the Bank’s residential mortgage portfolio consisted of closed end first and junior liens. Such loans are originated for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2013, $36.1 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans that will mature after December 31, 2014. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

At December 31, 2013, the Bank had $34.1 million in home equity lines of credit outstanding and $29.7 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

The retention of adjustable rate loans in the Bank’s portfolio helps reduce, but does not eliminate, the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward re-pricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank’s prior practice of offering its adjustable rate mortgages with a 2% limitation on annual interest rate adjustments. Accordingly, there can be no assurance that yields on the Bank’s adjustable rate loans will fully adjust to compensate for increases in the Bank’s cost of funds.

Finally, adjustable rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although the 2% limitation on annual decreases in the loans’ interest rate tends to offset this effect. In times of declining interest rates, borrowers often refinance into fixed rate loan products, limiting the Bank’s ability to significantly increase its interest rate margin on adjustable rate loans in a declining interest rate market. In times of increasing interest rates, the 2% annual cap on increases in the interest rates tends to reduce refinancing activity and reduce the Bank’s net interest margin.

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

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank’s market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans. At December 31, 2008, the Bank’s construction loan portfolio was $62.3 million. By that time, the Bank had begun to reduce its construction loan exposure due to concerns about a slowing economy. The significant reduction in construction loans has had a negative impact on the Bank’s loan portfolio balances and net interest margin. However, the negative impact has been offset by the relatively minor credit problems that have occurred in this portfolio.

At December 31, 2013, the Bank’s loan portfolio included $10.6 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2013, approximately $6.8 million of construction loans were for one to four family dwellings and $3.8 million were for non-residential real estate. At December 31, 2013, there were $175,000 in construction loans past due more than ninety days or in non-accrual status. At December 31, 2013, the Company’s allowance for loan loss included $88,000 in the general reserve for construction loans.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2013, the Bank had $29.7 million of multi-family residential loans, which amounted to 5.4% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, farmland, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2013, the Bank had approximately $244.2 million of such loans, which comprised 44.2% of its loan portfolio.

At December 31, 2013, non-residential real estate loans consisted of $51.9 million in farmland, $77.0 million in non-owner occupied properties, and $80.6 million in owner occupied commercial real estate and $34.7 million in raw land. The Company currently has no land under development and all lots are completed and available for sale. At December 31, 2013, approximately $14.7 million, or 42.5% of the Company’s land portfolio is classified as substandard and $14.1 million, or 9.0% of the Company’s commercial real estate portfolio, is classified as substandard. Together, these two categories represent 67.7% of all substandard loans. The reduction of loans classified as substandard remains a high priority for management.

The inventory of land loans includes 297 lots available for sale with an aggregate loan balance of $10.8 million. The average lot has a loan balance of approximately $36,300. Also at December 31, 2013, the Company has $23.8 million in land loans on property that is designated for future development in which no meaningful infrastructure has been started. These loans represent approximately 1,322 acres of land with an average price per acre of approximately $14,000. The remaining $5.4 million in land loans is classified as land for personal use.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or non-residential real estate loans are made. At December 31, 2013, no multi-family loans past due more than 90 days or classified as non-accrual. At December 31, 2013, there were $6.5 million in non-residential real estate that were past due by 90 days or more or classified as non-accrual and $1.2 million of loans secured by raw land that were past due by 90 days or more or classified as non-accrual.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 90% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2013, loans on deposit accounts totaled $3.0 million, or 0.6% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by the loan committee, and closed end home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2013, all other consumer loans accounts totaled $8.1 million, or 1.4% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2013, $13,000 in consumer loans delinquent 90 days or more or classified as non-accrual. At December 31, 2013, the Company’s allowance for loan loss included $541,000 in reserve for consumer loans.

In 2013, the Company instituted a centralized lending function for all residential real estate and consumer loans. The centralized process allows for a more standardized and consistent credit decision, a more efficient use of Company resources and provides for a concentration of the Company’s compliance expertise.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2013, the Bank’s commercial loans amounted to $64.0 million, or 11.6% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by business assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2013, there was $463,000 in commercial loans delinquent 90 days or more or classified as non-accrual. At December 31, 2013, the Company’s allowance for loan loss included $748,000 for commercial loans.

In 2013, the Company experienced an increase in net charge offs as compared to 2012. In 2013, the Company’s net charge offs were $3.6 million, as compared to $2.9 million, $4.5 million and $5.0 million in 2012, 2011 and 2010, respectively. In 2013, the Company’s net charge offs included $1.4 million in loans secured by land, $1.0 million in loans secured by non-residential real estate, $403,000 in consumer loans and $584,000 in loans secured by 1-4 family residences.

At December 31, 2013, the Company’s level of classified loans to risk based capital is 37.1%. The Company seeks to reduce this ratio at least 30%. To make further reductions in the level of classified assets, management will focus on a limited number but significant loan relationships secured by land and commercial real estate. To assist in the reduction of the level of classified loans to capital, management has developed a special assets division to more closely monitor and work with classified assets. As a part of these efforts, management may wish to reduce the exposure to classified assets in specific categories and / or to specific customers. The strategy of reducing the level of classified assets may result in lower loan balances in 2014. However, management will take all reasonable actions necessary to reduce the level of classified assets.

Non-accrual Loans and Other Problem Assets

The Bank’s non-accrual loans totaled 1.82% of total loans at December 31, 2013. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 1.21% at December 31, 2013.

The following table sets forth information with respect to the Bank’s non-accrual loans at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—

Total	—	—	—	—	—

Non-Accrual Loans:
Construction	175	—	—	1,541	572
Multi-family	—	38	—	301	4,851
Residential real estate	948	2,313	2,309	1,662	1,399
Land	1,218	2,768	1,330	363	3,503
Non-residential real estate	6,546	1,134	2,231	1,043	490
Farmland	703	648	—	—	—
Consumer	13	145	9	23	27
Commercial	463	617	254	97	367

Total non-accrual loans	$10,066	$7,663	$6,133	$5,030	$11,209

Percentage of total loans	1.82%	1.43%	1.08%	0.82%	1.72%

Federal regulations require commercial banks to classify their assets on the basis of quality on a regular basis. In determining the classification of an asset, the Company utilizes a Classified Asset Committee consisting of members of senior management, accounting, credit analysis, loan administration, loan review, internal audit and collections. The committee is charged with determining the value of assets that are potentially impaired as well as the accurate reporting of Troubled Debt Restructuring (TDR) assets as defined later in this report. The committee’s function is an important step in management’s determination as to the necessary level of funding required in the Company’s allowance for loan loss account.

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

The Company requires a new appraisal for all impairment testing of collateral when the loan balance exceeds $250,000. For loans less than $250,000, the Company may choose to use an old appraisal and provide additional discounts to the appraised value in determining the amount of specific reserve required. In the last twelve months, the Company has found that appraisers face in increase in request for services and the time between a request for an appraisal and its completion is longer than normal, up to sixty days for complex multi-family or commercial properties. During the interim, the Company may use an old appraisal with larger discounts to ascertain the likelihood of a loan impairment until a current appraisal is received.

If an asset or portion thereof is classified loss, we establish a specific reserve for such amount. If the Company determines that a loan relationship is collateral dependent, it will charge off the portion of that loan that is deemed to be impaired. The Company defines collateral dependent as any loan in that the customer will be unable to reduce the principal balance of the loan without the complete or partial sale of the collateral.

State and federal examiners may disagree with management’s classifications. If management does not agree with an examiner’s classification of an asset, it may appeal this determination to the appropriate supervisory examiner with the KDFI and FDIC. Management regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2013, the Bank had $42.6 million in loans classified as substandard. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by ASC 942-310-45-1. At December 31, 2013, and including our most recent examination, there were no material disagreements between examiners, auditors and management regarding risk grading or the funding of the allowance for loan loss account.

During the third and fourth quarter of 2012, the level of classified loans began to decline from their highest levels and have continued to decline into 2013. The improved level of classified loans occurred as the Company received updated financial information and saw a select number of customers seek financing elsewhere. At December 31, 2013, our classified asset to risk based capital ratio was 37.1%. The Company’s long term goal is to maintain a classified capital to risk based capital ratio at or below 30%.

The tables below provide a summary of loans classified by the Bank as special mention, substandard and doubtful by category for the years ended December 31, 2013, and December 31, 2012. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

	Special			Specific Allowance
December 31, 2013	Mention	Substandard	Doubtful	for Impairment
One-to-four family residential	$814	5,087	—	597
Home equity line of credit	—	641	—	—
Junior lien	43	79	—	—
Multi-family	—	—	—	—
Construction	—	175	—	—
Land	52	14,730	—	771
Non-residential real estate	515	14,133	—	465
Farmland	480	5,346	—	—
Consumer	—	440	—	96
Commercial	526	2,013	—	—

Total	$2,430	42,644	—	1,929

	Special			Specific Allowance
December 31, 2012	Mention	Substandard	Doubtful	for Impairment
One-to-four family residential	$779	4,595	—	754
Home equity line of credit	1,109	1,237	—	68
Junior lien	47	468	—	196
Multi-family	1,478	4,115	—	38
Construction	—	4,848	—	—
Land	7,683	23,849	—	932
Non-residential real estate	669	14,021	—	1,240
Farmland	1,230	7,073	—	184
Consumer	—	556	—	121
Commercial	516	5,842	—	308

Total	$13,511	66,604	—	3,841

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

The classification of a loan as a TD R may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin. At December 31, 2013, the Company had no loans classified as TDR. At December 31, 2012, the Company had $14.1 million in loans classified as TDR, with $11.0 million of reported TDR’s performing as agreed by the loans modified terms. At December 31, 2012, non-performing TDRs included $2.8 million in land loans, $44,000 in loans secured by farmland, $100,000 secured by junior liens on 1-4 family properties and $119,000 in commercial loans. At December 31, 2012, the Company had $1.0 million in specific reserves of the allowance for loan loss account allocated to loans classified as performing TDRs and no specific reserves for non-performing TDRs. A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2013, can be found in the table below:

	Balance at	New	Loss or	Removed due	Balance at
	December 31, 2012	TDR	Foreclosure	to performance	December 31,2013
	(Dollars in Thousands)
One-to-four family mortgages	$1,888	242	—	(2,130)	—
Junior Lien	196	—	—	(196)	—
Multi-family	234	—	—	(234)	—
Construction	4,112	—	—	(4,112)	—
Land	3,424	2,649	(393)	(5,680)	—
Non-residential real estate	3,173	266	(864)	(2,575)	—
Land	909	—	—	(909)	—
Consumer loans	5	—	—	(5)	—
Commercial loans	128	222	—	(350)	—

Total TDR	$14,069	3,379	(1,257)	(16,191)	—

A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2012, can be found in the table below:

	Balance at	New	Loss or	Removed due	Balance at
	December 31, 2011	TDR	Foreclosure	to performance	December 31,2012
	(Dollars in Thousands)
One-to-four family mortgages	$2,521	146	—	(779)	1,888
Junior Lien	857	—	—	(661)	196
Multi-family	—	239	—	(5)	234
Construction	—	4,272	(160)	—	4,112
Land	941	4,850	(233)	(2,134)	3,424
Non-residential real estate	3,367	259	(453)	—	3,173
Land	—	909	—	—	909
Consumer loans	33	75	(5)	(98)	5
Commercial loans	125	931	(10)	(918)	128

Total TDR	$7,844	11,681	(861)	(4,595)	14,069

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

Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. The value of other real estate owned is periodically evaluated, no less than annually, to ascertain its current market value. Additional reductions in market value are recognized as an expense through a charge to losses on real estate owned. At December 31, 2013, the Bank’s real estate and other assets owned totaled $1.7 million. The following table sets forth information with respect to the Bank’s real estate and other assets owned at December 31, 2013, and December 31, 2012:

	2013	2012
	(Dollars in Thousands)
One-to-four family first mortgages	$350	258
Multi-family	—	—
Construction	—	130
Land	1,124	1,112
Non-residential real estate	200	44
Consumer loans	—	4

Total real estate and other assets owned	$1,674	1,548

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

The charge off history is weighted using the sum of the year’s digits. This method provides a 15.4% weight to the most recent quarterly losses, then 14.1% for the prior quarter’s losses, 12.8% for the 2nd prior quarter’s losses and 11.5% for the prior quarter’s losses and continuing for twelve quarters. Using this method, the Bank trends for increasing or decreasing levels of charge offs may materially impact the funding level of the allowance for loan loss account. Additionally, the Bank reserves the loss amount of any loans deemed to be impaired. The Bank also applies certain qualitative factors in reviewing its allowance funding, including local and national delinquency and loss trends, noted concentrations or risk and recent additions to regulator guidance. At December 31, 2013, the addition of qualitative factors resulted in an additional $2.7 million in funding of the allowance for loan loss account.

Financial institutions regulated by the KDFI and FDIC may require institutions to immediately charge off any portion of a collateral dependent loan that is deemed to be impaired.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$10,648	11,262	9,830	8,851	6,133
Loans charged off:
Commercial loans	(2,802)	(2,727)	(3,596)	(4,354)	(530)
Consumer loans and overdrafts	(649)	(510)	(371)	(472)	(662)
Residential real estate	(993)	(447)	(908)	(464)	(644)

Total charge-offs	(4,444)	(3,684)	(4,875)	(5,290)	(1,836)

Recoveries	874	795	386	299	355

Net loans charged off	(3,570)	(2,889)	(4,489)	(4,991)	(1,481)

Provision for loan losses	1,604	2,275	5,921	5,970	4,199

Balance at end of period	$8,682	10,648	11,262	9,830	8,851

Ratio of net charge-offs to average loans outstanding during the period	0.66%	0.52%	0.76%	0.79%	0.23%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$2,305	34.9%	$3,094	38.0%	$3,325	38.1%	$1,455	37.6%
Construction	88	1.9%	256	3.5%	139	2.1%	657	3.8%
Multi-family residential	466	5.4%	524	6.2%	1,201	5.9%	2,022	4.8%
Non-residential	4,534	44.2%	5,817	40.2%	5,003	41.6%	4,890	41.9%
Secured by deposits	—	0.4%	—	0.7%	—	0.7%	—	0.7%
Other loans	1,289	13.2%	957	11.4%	1,594	11.6%	806	11.2%

Total allowance for loan losses	$8,682	100.0%	$10,648	100.0%	$11,262	100.0%	$9,830	100.0%

	At December 31, 2009
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
One-to-four family	$2,209	37.0%
Construction	514	5.1%
Multi-family residential	1,344	7.1%
Non-residential	3,231	39.0%
Secured by deposits	—	0.6%
Other consumer loans	1,553	11.2%

Total allowance for loan losses	$8,851	100.0%

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

At December 31, 2013, securities, including FHLB stock, with an amortized cost of $324.8 million and an approximate market value of $323.3 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Corporation or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $87.8 million mortgage-backed security portfolio and $16.0 million CMO portfolio at December 31, 2013, approximately $24.6 million were originated through GNMA, approximately $74.4 million were originated through FNMA, and approximately $4.8 million were originated through FHLMC.

At December 31, 2013, the Company’s mortgage backed security portfolio included approximately $5.3 million in GNMA mortgages securities used in the construction of a hospital and approximately $55.4 million in other securities used to finance multi-family housing. Securities used to finance multi-family properties and other projects typically have longer dated amortization schedules, substantial prepayment penalties and balloon maturities due in five to ten years. These securities are desirable in low or declining rate markets in which prepayment speeds on single family mortgage securities become a problem.

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

The yield on mortgage backed securities is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

The Company owns $8.1 million in securities collateralized by federally insured student loans. These securities are floating rate and are indexed to one month libor and reset each quarter. The collateral provides approximately 97% guarantee of SLMA and current have a weighted average book value equal to 93.2% of par.

The Company currently owns one corporate bond. The bond has a par value of $2.0 million and a market value of $1.98 million. The security was issued by General Electric Capital Corporation at three month libor plus 0.80% and matures in April 2020. The security is currently rated as investment grade. The Company currently owns a trust preferred security issued as a private placement by First Financial Services Corporation of Elizabethtown, Kentucky (“FFKY”). The security has a $2.0 million par value, a book value of $1.6 million and a market value of $1.5 million. FFKY has deferred dividend payments on the security and the Company is not accruing interest. See note 2 of the Audited Financial Statements for more information concerning this security.

Amortizing U.S. Agency securities owned by the Company are similar in structure to mortgage backed securities. The Company owns two types of amortizing agency securities, both of which are issued with the full faith and credit guarantee of the Small Business Administration (SBA). The Small Business Investment Corporation (SBIC) bonds include pools of SBA loans for business equipment with a ten year maturity. The Small Business Administration Participation Notes (SBAP) has a twenty year maturity and is secured by pools of commercial real estate loans guaranteed by the SBA. Both investments provide superior yields to mortgage backed securities with a credit rating equal to GNMA and superior to FHLMC and FNMA. Historically, the actual cash flows and prepayment speeds for SBIC and SBAP bonds are typically slower than similar maturities for mortgage backed securities due to the cost of refinancing SBA loans. At December 31, 2013, the Company owns $20.5 million in SBIC notes, $25.6 million in floating rate SBA pools and $59.6 million at SBAP notes. At December 31, 2013, the company owns $1.0 million in an amortizing note issued by the Federal Home Loan Bank.

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
FHLB stock, restricted	$4,428	4,428	4,428
Securities available for sale:
U.S. Agency securities, non-amortizing	13,148	12,362	29,397
U.S. Agency securities, amortizing	106,875	140,416	145,190
Mortage-backed securities	103,813	114,295	129,242
Tax free municipal bonds	65,459	74,047	65,055
Taxable municipal bonds	18,057	13,736	13,905
Corporate bonds	1,984	—	—
SLMA CMO	8,085	—	—
Trust preferred security	1,489	1,489	993

Total investment securities	$323,338	360,773	388,210

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for non-amortizing U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2013. At such date, $4.1 million of the non-amortizing agency securities were callable and/or due on or before March 26, 2014, and $9.0 million were not callable. In addition, approximately $140.4 million in small business administration amortizing bonds require periodic principal payments. At December 31, 2013, $49.9 million of tax free municipals and $9.4 million of taxable all municipal securities were callable between January 2014 and February 2022. The average yield for the tax free municipal security portfolio is quoted as a taxable equivalent yield.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
Non-amortizing U.S. agency securities	$—	—%	$1,061	4.04%	$8,125	2.22%	$3,962	2.39%	$13,148	$13,148	2.39%

Taxable municipal bonds	$—	—%	$3,976	2.85%	$6,628	3.55%	$7,453	3.76%	$18,057	$18,057	3.43%

Tax free municipal bonds	$505	2.70%	$7,917	1.62%	$20,627	4.30%	$36,410	6.34%	$65,459	$65,459	5.17%

Trust preferred	—	—	—	—	—	—	$1,489	n/a	$1,489	$1,489	n/a

Corporate bonds	—	—	—	—	$1,984	1.04%	—	—	$1,984	$1,984	1.04%

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

In 2013 and 2012, weak loan demand and high levels of liquidity have made it difficult to maintain a desirable level of profitability. Therefore, management is placing an emphasis on reducing the Bank’s cost of funds ratio. The reduction in cost of funds will be accomplished by changing the deposit mix and overall funding mix of the Bank. First, we continue to place a strong marketing emphasis on non-interest bearing checking accounts. In both 2012 and 2013, we opened more than 4,000 non-interest checking accounts and saw the average balance of non-interest checking accounts increase by $8.1 million in 2013 as compared to 2012. While growing transaction accounts, we have successfully reduced our interest expense for time deposits. This reduction was accomplished by allowing higher costing deposits to re-price to lower levels or leave the Bank. At December 31, 2013, total time deposits were $382.0 million, a decline of $55.1 million and $138.0 million as compared to December 31, 2012, and December 31, 2011, respectively.

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2013, the Bank had $46.3 million in brokered deposits as compared to $46.6 million at December 31, 2012. Given the high level of liquidity maintained by the Bank, it is our current practice to not replace the majority of brokered time deposits once they mature or, where applicable, the Bank tenders a call on the deposit. All brokered deposits are FDIC insured.

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

Deposits in the Bank at December 31, 2013, were represented by the various types of deposit programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
— %	None	Non-interest bearing	$100	$105,252	13.8%
0.05%*	None	Interest checking accounts	1,500	183,643	24.1%
0.10%	None	Savings & money market	10	92,106	12.0%

				381,001	49.9%

		Certificates of Deposit
0.22%	3 months or less	Fixed-term, fixed rate	1,000	51,132	6.7%
0.45%	3 to 12 months	Fixed-term, fixed-rate	1,000	131,412	17.2%
0.75%	12 to 24-months	Fixed-term, fixed-rate	1,000	66,473	8.7%
0.80%	24 to 36-months	Fixed-term, fixed-rate	1,000	97,153	12.8%
1.05%	36 to 48-months	Fixed-term, fixed-rate	1,000	19,980	2.6%
1.15%	48 to 60-months	Fixed-term, fixed rate	1,000	15,846	2.1%

				381,996	50.1%

				$762,997	100.0%

*	Represents current interest rate offered by the Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2013		2012		2011
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$250,895	$407,000	$219,747	$486,647	$205,175	$548,048
Average Rate	0.56%	1.41%	0.60%	1.90%	0.81%	2.29%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2013	% of Deposits	Increase (Decrease) from December 31, 2012	Balance at December 31, 2012	% of Deposits	Increase (Decrease) from December 31, 2011
	(Dollars in thousands)
Non-interest bearing	$105,252	13.8%	$11,169	$94,083	12.4%	$14,533
Interest checking	183,643	24.1%	36,596	147,047	19.4%	16,933
Savings & MMDA	92,106	12.0%	10,463	81,643	10.7%	11,200
Time deposits	381,996	50.1%	(55,096)	437,092	57.5%	(82,896)

Total	$762,997	100.0%	$3,132	$759,865	100.0%	$(40,230)

	Balance at December 31, 2011	% of Deposits	Increase (Decrease) from December 31, 2010	Balance at December 31, 2010	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$79,550	9.9%	$10,411	$69,139	8.4%
Interest checking	130,114	16.3%	(8,822)	138,936	16.8%
Savings & MMDA.	70,443	8.8%	6,595	63,848	7.7%
Time deposits	519,988	65.0%	(35,018)	555,006	67.1%

Total	$800,095	100.0%	$(26,834)	$826,929	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
0.01- 2.00%	$292,992	$276,231	$273,950
2.01- 4.00%	89,002	159,664	228,255
4.01- 6.00%	2	1,197	17,783

Total	$381,996	$437,092	$519,988

The following table sets forth the amount and maturities of time deposits at December 31, 2013.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$174,791	$47,611	$34,765	$35,825	$292,992
2.01- 4.00%	7,752	18,862	62,388	—	89,002
4.01- 6.00%	2	—	—	—	2

Total	$182,545	$66,473	$97,153	$35,825	$381,996

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$25.6
Over three through six months	21.3
Over six through 12 months	42.8
Over 12 months	110.5

Total	$200.2

Certificates of deposit at December 31, 2013, included approximately $200.2 million of deposits with balances of $100,000 or more, compared to $222.0 million and $272.5 million at December 31, 2012, and December 31, 2011, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Deposits	$180,643	$174,825	$320,208
Withdrawals	(181,235)	(222,546)	(355,868)

Net increase (decrease) before interest credited	(592)	(47,721)	(35,660)
Interest credited	3,724	7,491	8,826

Net increase (decrease) in deposits	$3,132	$(40,230)	$(26,834)

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $46.8 million at December 31, 2013, and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2013, the three-month Libor rate was 0.25%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement calls for the Bank to pay a fixed rate of 7.27% until October 8, 2015, on $10 million and receive payment equal to the three month libor plus 3.10%. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. At December 31, 2013, the cost to the Bank to terminate the swap is approximately $750,000.

Repurchase Agreements

The Company offers cash management customers an automated sweep account of excess funds from checking accounts into repurchase accounts. Prior to 2011, this product was the preferred method to provide commercial deposit customers the opportunity to earn interest income on demand deposit accounts. Repurchase balances are overnight borrowings from customers and are not FDIC insured but are fully collateralized by specific securities in the Company’s investment portfolio. In addition to customer repurchase agreements, the Company has two long term repurchase agreements with large money center banks that are secured by individual investment securities. At December 31, 2013, the Company’s retail repurchase agreements total $36.8 million. In addition, the Company has two term repurchase agreements. The first term repurchase agreement has a $10.0 million balance outstanding, an interest rate of 4.28% and matures on September 5, 2014. The Company has a $6.0 million term repurchase agreement with an interest rate of 4.36% maturing on September 18, 2016.

Subsidiary Activities

The Bank’s has four subsidiary organizations. The Bank’s insurance subsidiary, Fall and Fall Insurance Inc. (“Fall and Fall”) of Fulton, Kentucky was acquired in the Fulton acquisition on September 5, 2002. On December 31, 2013, the Bank sold substantially all of the assets of Fall and Fall on December 31, 2013, for a net gain of $412,000.

The Bank owns JBMM, LLC, a wholly owned, limited liability company, which manages the Bank’s other real estate and other assets owned. The Bank owns Heritage Interim Corporation, a Tennessee corporation established to facilitate the acquisition of a bank in Tennessee. The proposed acquisition was terminated in August of 2013.

The Bank owns Fort Webb LLLP, LLC, , which owns a limited partnership interest in Fort Webb LLLP, a low income senior citizen housing facility in Bowling Green, Kentucky. The facility offers apartments for rent for those senior citizens who qualify and is managed by the Bowling Green, Kentucky Housing Authority. The Company receives tax credits and Community Reinvestment Credits for its $420,000 investment.

Federal Taxation

The Company and the Bank file a consolidated federal income tax return on a calendar year basis. The Company is subject to the federal tax laws and regulations that apply to corporations generally.

Kentucky Taxation

Kentucky corporations, such as HopFed Bancorp, Inc., are subject to the Kentucky corporation income tax and the Kentucky corporation license (‘franchise”) tax. The income tax is imposed based on the following rates: 4%of the first $50,000 of net taxable income allocated or apportioned to Kentucky; 5% of the next $50,000; and 6% of taxable net income over $100,000. All dividend income received by a corporation is excluded for purposes of arriving at taxable net income.

Tennessee Taxation

The Company and all subsidiaries are subject to Tennessee Franchise and Excise tax on apportioned capital and apportioned income.

Heritage Bank USA, Inc.

State banks are not subject to the Kentucky corporation tax.

The Commonwealth of Kentucky imposes both a “Kentucky Bank Franchise Tax” and “Local Deposits Franchise Tax”. The Kentucky Bank Franchise Tax is an annual tax equal to 1.1% of net capital after apportionment, if applicable. The value of the net capital is calculated annually by deducting from total capital an amount equal to the same percentage of total as the book value of Unites States obligations bears to the book value of the total assets of the financial institution. Heritage Bank USA Inc., as a financial institution, is exempt from both corporate income and license taxes.

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

At June 30, 2013, the Bank had a 13.3% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Planters Bank of Kentucky with a 9.0% deposit market share, U.S. Bank N/A with a 9.0% market share, and Branch Bank & Trust of North Carolina with an 8.2% deposit market share and Regions Bank of Birmingham, Alabama with a 7.4% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2013, the Company and the Bank had 256 full-time equivalent employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

Billy C. Duvall. Mr. Duvall has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an Auditor with Rayburn, Betts & Bates, P.C., independent public accountants and nine years as a Principal Examiner with the National Credit Union Administration. Mr. Duvall holds a Bachelor of Business Administration from Austin Peay State University in Accounting and Finance. Mr. Duvall is a Certified Public Accountant of Virginia. Mr. Duvall is the past Board Chairman for the Pennyroyal Mental Health Center, a member of the Hopkinsville Kiwanis club, and a member of Southside Church of Christ in Hopkinsville.

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

Seasonality of Revenues and Expenses

The Company’s business is not materially affected by seasonality fluctuations in our business cycle. The Company’s financial health is substantially affected by the overall business cycle and market interest rates.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminated our current primary federal regulator and subjected savings and loan holding companies to greater regulation. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

Elimination of OTS. The Dodd-Frank Act resulted in the elimination of the OTS, which was our primary federal regulator and the primary federal regulator of the Bank until July 21, 2011. On June 5, 2013, the HopFed Bancorp, Inc. converted to a commercial bank holding company charter with its current primary federal regulator continuing to be the Board of Governors of the Federal Reserve System (the “FRB”). After June 5, 2013, the Bank became a Kentucky state charter commercial bank, and the primary regulators being the Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The KDFI and FDIC have rulemaking, examination, supervision and oversight authority over the operations of the Heritage Bank USA. The Federal Reserve Bank has rulemaking, examination, supervision and oversight authority over the operations of HopFed Bancorp.

Holding Company Capital Requirements. Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These standards include the “Basel III” initiatives, an effort by international banking supervisors to improve the ability of the banking sector to absorb shocks during periods of financial and economic stress.

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

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts. The Company anticipates that the removal of unlimited deposit insurance for non-interest bearing accounts will not have a material impact on the Company’s level of liquidity.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has the authority to seek to uncover unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.

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

Ratio of Earnings to Fixed Charges.

The table below is a Company’s computation of earnings to fixed charges for the years ended December 31, 2013, through December 31, 2009 (All dollars in thousands).

	2013	2012	2011	2010	2009
Including interest on deposits
Earnings
Pre-tax income	$4,406	$4,886	$3,404	9,129	2,372
Add: fixed charges from below	10,581	14,877	18,415	22,246	26,312

	$14,987	$19,763	$21,819	31,375	28,684

Fixed Charges:
Total interest expense	$10,581	$14,877	$18,415	22,246	26,312
Preference stock dividend	—	1,526	1,394	1,394	1,394

Including preference security dividend	$10,581	$16,403	$19,809	23,640	27,706

Ratio of earnings to fixed charges	$1.42	$1.33	1.18	1.41	1.09

Including preference security dividend	$1.42	$1.20	1.10	1.33	1.04

Excluding interest on deposits
Earnings
Pre-tax income	$4,406	$4,886	$3,404	9,129	2,372
Add: fixed charges from below	3,467	4,306	4,208	4,862	5,479

	$7,873	$9,192	$7,612	13,991	7,851

Fixed Charges:
Total interest expense excluding interest paid on deposits	$3,467	$4,306	$4,208	4,862	5,479
Preferred stock dividend	—	1,526	1,394	1,394	1,394

Including preference security dividend	$3,467	$5,832	$5,602	6,256	6,873

Ratio of earnings to fixed charges	$2.27	$2.13	1.81	2.88	1.43

Including preference security dividend	$2.27	$1.58	1.36	2.24	1.14

Limitations on Capital Distributions. The FRB regulations impose limitations upon capital distributions by commercial bank holding companies, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the FRB capital distribution regulations, a commercial bank holding company that (i) qualifies for expedited treatment of applications by maintaining one of the two highest supervisory examination ratings, (ii) will be at least adequately capitalized after the proposed capital distribution and (iii) and is not otherwise restricted by applicable law in making capital distributions may, without prior approval by the FRB, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount would require prior Fed approval.

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

As a condition in the Company’s MOU signed April 30, 2010, the Company was required to make a request to the FRB prior to the payment of any dividends from either the Bank to the Corporation or from the Corporation to its common shareholders. At December 31, 2013, the Corporation has no restriction on dividend payments. In 2012, the Bank made a $6.0 million dividend payment to the Corporation for the purpose of facilitating the Corporation’s repurchase of preferred shares from the Treasury. In September of 2013, the Bank paid a $5.5 million dividend to the Corporation for general corporate purposes, including the payment of cash common stock dividends and the repurchase of the Corporation’s common stock on the open market. At December 31, 2013, the Bank’s Tier 1 Leverage and Total Risk Based Capital Ratios were 10.8% and 17.8%, respectively.

The KDFI limits the amount of dividends that can be paid by a state chartered commercial bank to its holding company. The limit is established by adding the current year’s net income plus the prior two years net income. The Bank must reduce the amount of accumulated net income over the last two years plus the current year by the amount of dividends paid to the Corporation during the same period of time. At December 31, 2013, the Bank could declare and pay an additional cash dividend of $1.9 million to the corporation without the prior approval of the KDFI.

Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

Transactions with Affiliates and Insiders. Generally, transactions between commercial banks or its subsidiaries and its affiliates are required to be on terms as favorable to the commercial bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the savings bank’s capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a commercial bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The KDFI and FDIC have the discretion to treat subsidiaries of commercial banks as affiliates on a case-by-case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the KDFI and FDIC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms that are substantially the same as for loans to unaffiliated individuals.

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2013.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2013.

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

On December 12, 2008, the Company agreed to participate in the CPP and issued and sold 18,400 shares of preferred stock for $18.4 million. The preferred stock paid a cash dividend of 5% per year for the first five years and was set to increase to 9% per year thereafter. In addition, the Company issued the United States Treasury a Warrant, allowing the Treasury to immediately purchase 243,816 shares of the Company’s common stock at a strike price of $11.32 per share. The Warrant had a ten year final maturity. The Warrant amount was adjusted to 253,667 shares and the strike price was adjusted to $10.88 per share as a result of a 2% stock dividends paid to shareholders of record at September 30, 2010 and October 3, 2011. The Company repurchased 100% of the Preferred stock issued to the Treasury on December 19, 2012. On January 16, 2013, the Company repurchased the Warrant previously held by the Treasury for $256,257.

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

Under ARRA, an institution will be subject to the following restrictions and standards throughout the period of which any obligation arising from the financial assistance provided under TARP remains outstanding:

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

The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain, for public inspection, a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal agencies, including the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company’s regulatory compliance is costly and certain types of activities, including the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits and locations of offices are subject to regulatory approval and may be limited by regulation. The Company is also subject to capitalization guidelines established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth.

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

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the bank regulatory structure. The Dodd-Frank Act eliminated the OTS. The Comptroller of the Currency (the primary federal regulator for national banks) became the primary federal regulator of the Bank on July 21, 2011, while the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has exclusive authority to regulate all bank and thrift holding companies. On June 5, 2013, the Bank converted its charter and became and Kentucky state charted commercial bank regulated by the KDFI and FDIC. On the same day, the corporation’s charter was converted to non-member commercial bank holding company subject to supervision by the Federal Reserve.

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

The Company operates eighteen offices located in Middle Tennessee and Western Kentucky. The Company maintains significant business relationships in the markets in which it operates as well as the communities adjoining our offices. Therefore, the Company’s success is directly tied to the economic viability of our markets which may not be representative of the country as a whole. In 2013, the Company’s market had unemployment rates ranging from 5.5% to 11.8%. While the Company believes that its credit quality has been strong given the current environment, continued economic stress in the market may result in an increase in non-performing loans and charge offs. Given the limited geographic footprint of our Company, the economic conditions in our marketplace may not be reflective of the entire nation.

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

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2014 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio. As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2014 and beyond.

Holders of HopFed Capital Trust I have rights that are senior to those of the Company’s common shareholders.

The Company has issued trust preferred securities from a special purpose trusts and accompanying junior subordinated debentures. At December 31, 2013, HopFed had outstanding trust preferred securities of $10.3 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures HopFed issued to the trusts are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of the Company’s , dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to the Company’s common shareholders. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

Future changes to capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank approved the final rule for BASEL III capital requirements for all commercial banks charted in the United States of America. The rule was subsequently approved by the FDIC on July 9, 2013. The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% percent to 6.0% percent and includes a minimum leverage ratio of 4.0% for all banking organizations. In addition, for the largest, most internationally active banking organizations, the final rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018.

The application of more stringent capital requirements for HopFed Bancorp and Heritage Bank, may, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

We originate commercial real estate loans, construction and development loans, consumer loans, loans secured by farmland and residential mortgage loans primarily within our market area. Commercial real estate, commercial, farmland, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•	Non-residential Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2013, commercial real estate loans and multi-family loans comprised approximately 33.9% of our total loan portfolio, or 162.8% of the Company’s total risk based capital. At December 31, 2013, the Company had $14.1 million of its commercial real estate and multi-family real estate loans classified as substandard which equaled 7.86% of that portfolio and 33.1% of total substandard loans. At December 31, 2013, the Company’s allowance for loan losses included $3.2 million allocated to this portfolio.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2013, commercial loans comprised approximately 11.6% of our total loan portfolio, or 55.6% of the Company’s consolidated total risk based capital. At December 31, 2013, the Company had $2.0 million of its commercial loan portfolio classified as substandard which equaled 3.1% of that portfolio and 4.7% of total substandard loans. At December 31, 2013, the Company’s allowance for loan losses included $748,000 allocated to this portfolio.

•	Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2013, construction, land and land development loans comprised approximately 8.2% of our total loan portfolio and approximately 39.3% of the Company’s consolidated total risk based capital. At December 31, 2013, the Company had $14.9 million of its construction and development loans classified as substandard which equaled 32.9% of that portfolio and 35.0% of total substandard loans. At December 31, 2013, the Company’s allowance for loan losses included $1.4 million allocated to this portfolio.

•	Farmland. Repayment is generally dependent upon the successful operation of the borrower’s farming operation. The typical risk to a farming operating include adverse weather conditions, changes to the operations farm insurance subsidies, declines in commodity prices, sudden increases in the cost of farm production. Sudden changes in the value of the United States Dollar, the level of interest rates and competition both domestically and internationally may also a farming operations long term success rate. In addition, the value collateral securing the loans often fluctuates with the long term trends for commodity prices and may rise and fall significantly and may be illiquid in times of declining values. As of December 31, 2013, loans secured by farmland comprised approximately 9.4% of our total loan portfolio, or 45.1% of the Company’s consolidated total risk based capital. At December 31, 2013, the Company had $5.3 million of its farmland portfolio classified as substandard which equaled 10.3% of that portfolio and 12.5% of total substandard loans. At December 31, 2013, the Company’s allowance for loan losses included $510,000 allocated to this portfolio.

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

From time to time, we may acquire another financial institution in the future. We face a number of risks arising from acquisition transactions, including difficulties in integrating the acquired business into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entity, unforeseen liabilities that arise in connection with the acquired business and unfavorable market conditions that could negatively impact our growth expectations for the acquired business. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2013:

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
			(In thousands)
Main Office:
4155 Lafayette Road Hopkinsville, Kentucky	2006	Owned	$4,242	24,072
Branch Offices:
2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,919	17,625
Downtown Branch Office 605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$149	756
Murray South Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,576	5,600
Murray North Office 1601 North 12th Street Murray, Kentucky	2007	Owned	$1,139	3,400
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$389	2,200
Elkton Branch Office 536 W. Main Street Elkton, Kentucky	1976	Owned	$102	3,400
Benton Branch Office 105 W. 5th Street Benton, Kentucky	2003	Owned	$505	4,800
Benton Land (Future Office) Benton, Kentucky	2013	Owned	$966	n/a
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$1,077	3,400
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$186	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Owned	$1,006	15,000
Fall & Fall Insurance Office 101 Main Street Fulton, Kentucky	2002	Owned	$—	3,200
Clarksville Main Street 322 Main Street Clarksville, Tennessee	2007	Owned	$1,433	10,000
Trenton Road Branch 3845 Trenton Road Clarksville, Tennessee	2006	Owned	$2,276	3,362
Madison Street Office 2185 Madison Street Clarksville, Tennessee	2007	Owned	$1,469	3,950
Houston County Office 1102 West Main Street Erin, Tennessee	2006	Owned	$530	2,390
Ashland City Office 108 Cumberland Street Ashland City, Tennessee	2006	Owned	$1,495	7,058
Pleasant View Office 2556 Highway 49 East Pleasant View, Tennessee	2006	Owned	$854	2,433
Kingston Springs Office 104 West Kingston Springs Road Kingston Springs, Tennessee	2006	Owned	$1,795	9,780

Total			$23,108

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank. Includes construction in process of $582,000 for renovations in three offices.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At February 28, 2014, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank except as discussed below. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

The Company is the defendant in a class action lawsuit concerning the disclosure of ATM fees at Company owned ATMs that the defendant claims were not adequately disclosed. The Company asserts that fees were adequately disclosed and that portions of the ATM’s were vandalized by an unknown third party immediately prior to the defendants using the Company’s ATMs. The Company’s legal counsel feels that the Company has a high likelihood of success. The Company has not established a loss contingency in this matter and is unable to determine how much of a loss could result from an adverse verdict.

ITEM 4.	MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.02 per share was declared in all four quarters of 2012 and the first and second quarters of 2013. A cash dividend of $0.04 per share was declared in the third and fourth quarter of 2013. The Company paid a 5% preferred cash dividend in 2012. The high and low price range of the Company’s common stock for 2013 and 2012 is set forth below:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	High	Low	High	Low
First Quarter	$11.22	$8.55	$9.04	$6.54
Second Quarter	$11.13	$10.50	$9.05	$6.81
Third Quarter	$11.65	$10.61	$7.80	$6.92
Fourth Quarter	$11.75	$10.75	$8.84	$7.44

At February 28, 2014, the Company estimates that is has approximately 2,400 shareholders, with approximately 980 reported in the name of the shareholder and the remainder recorded in street name.

The Company’s participation in the United States Treasury’s Capital Purchase Program precluded it from repurchasing additional treasury shares for a three year period. The Company repurchased 100% of its preferred stock at par on December 19, 2012. The Company issued 112,639 shares of treasury stock as part of its common equity offering in June 2010. The Company currently has 479,384 shares of common treasury stock and has an active repurchase plan in which we may purchase up to 375,000 shares of our common stock on the open market or in negotiated transactions.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three month period ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
October 1, 2013, to October 31, 2013	—	—	50,104	324,896
November 1, 2013, to November 30, 2013	7,972	10.95	58,076	316,924
December 1, 2013, to December 31, 2013	18,392	$11.24	76,468	298,532

Total	26,364	$11.15	76,468	298,532

The Federal Reserve Bank has issued a policy statement regarding the payment of dividends and the repurchase of common stock by commercial bank holding companies. In general, dividends should be paid out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2013, (Exhibit No. 13.1) is incorporated herein by reference. See Note 22 of Notes of Consolidated Financial Statements which is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2013, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2013, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2013, (Exhibit No. 13.1) are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2013.

Rayburn, Bates & Fitzgerald, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effective of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Date: March 14, 2014	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

HopFed Bancorp, Inc.

We have audited HopFed Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HopFed Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

(Signed) Rayburn, Bates & Fitzgerald, P.C.

Brentwood, Tennessee
March 14, 2014

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2013, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2013, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2013, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2013, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2013, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2013, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2013, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2013, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets — December 31, 2013 and 2012.

3.	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

7.	Notes to Consolidated Financial Statements.

(b) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation.

Exhibit No. 3.2 Bylaws, as amended. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated December 5, 2007 (filed on December 6, 2007).

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

Exhibit No. 10.4. HopFed Bancorp, Inc. 2004 Long Term Incentive Plan. Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-117956) dated August 5, 2004.

Exhibit No. 10.5. HopFed Bancorp, Inc. 2013 Long Term Incentive Plan. Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-117956) dated June 28, 2013.

Exhibit No. 10.6. Employment Agreement by and between Registrant and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

Exhibit No. 10.7. Employment Agreement by and between Heritage Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

Exhibit No. 10.8. Employment Agreement by and between Registrant and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2013 (filed July 1, 2013).

Exhibit No. 10.9. Employment Agreement by and between Heritage Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 1, 2013 (filed July 1, 2013).

Exhibit No. 10.10. Employment Agreement by and between Registrant and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

Exhibit No. 10.11. Employment Agreement by and between Heritage Bank and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

Exhibit No. 10.12. Employment Agreement by and between Heritage Bank and P. Michael Foley. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 6, 2011 (filed December 7, 2011).

Exhibit No. 10.13. Employment Agreement by and between Heritage Bank and Keith Bennett. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 25, 2013 (filed April 29, 2013).

Exhibit No. 10.14. Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Current Report on Form 8-K dated June 23, 2010 (filed June 28, 2010).

Exhibit No. 10.15. Restricted Share Award Agreements with John E. Peck and Michael Foley. Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Current Report on Form 8-K dated June 23, 2010 (filed June 25, 2012).

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2013, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the years ended December 31, 2013 and December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Statement of Financial Condition as of December 31, 2013 and December 31, 2012,
(ii)	Condensed Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, respectively
(iii)	Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011, respectively
(iv)	Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2013, 2012 and 2011, respectively, and
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

HOPFED BANCORP, INC.
(Registrant)

Date: March 14, 2014	By:	(signed) John E. Peck
John E. Peck
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) John E. Peck	March 14, 2014
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

(signed) Billy C. Duvall	March 14, 2014
Billy C. Duvall
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(signed) Gilbert E. Lee	March 14, 2014
Gilbert E. Lee
Chairman of the Board

(signed) Dr. Harry J. Dempsey	March 14, 2014
Dr. Harry J. Dempsey
Vice-Chairman of the Board

(signed) Michael Woolfolk	March 14, 2014
Michael Woolfolk
Director, Board Secretary and Executive Vice
President and Chief Operating Officer

(signed) Steve Hunt	March 14, 2014
Steve Hunt
Director

(signed) Robert Bolton	March 14, 2014
Robert Bolton
Director

(signed) Ted Kinsey	March 14, 2014
Ted Kinsey
Director

(signed) Clay Smith	March 14, 2014
Clay Smith
Director

(signed) Robert Perkins	March 14, 2014
Robert Perkins
Director