Form 10-Q
period 2014-03-31
HOPFED BANCORP INC
filed 2014-05-09
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of May 5, 2014, the Registrant had outstanding 7,419,885 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)—Unaudited

	March 31, 2014	December 31, 2013
Assets

Cash and due from banks	$25,449	37,229
Interest-earning deposits	8,730	18,619

Cash and cash equivalents	34,179	55,848
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	341,538	318,910
Loans held for sale	152	—
Loans receivable, net of allowance for loan losses of $8,913 at March 31, 2014, and $8,682 at December 31, 2013	535,951	543,632
Accrued interest receivable	4,447	5,233
Real estate and other assets owned	1,680	1,674
Bank owned life insurance	9,764	9,677
Premises and equipment, net	23,063	23,108
Deferred tax assets	3,327	4,610
Intangible asset	97	130
Other assets	6,398	6,399

Total assets	$965,024	973,649

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$105,848	105,252
Interest-bearing accounts
Interest bearing checking accounts	190,804	183,643
Savings and money market accounts	93,780	92,106
Other time deposits	371,094	381,996

Total deposits	761,526	762,997

Advances from Federal Home Loan Bank	41,280	46,780
Repurchase agreements	50,129	52,759
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	572	521
Dividends payable	309	326
Accrued expenses and other liabilities	3,385	4,239

Total liabilities	867,511	877,932

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)—Unaudited

	March 31, 2014	December 31, 2013

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at March 31, 2014, and December 31, 2013.	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,927,287 issued and 7,437,517 outstanding at March 31, 2014, and 7,927,287 issued and 7,447,903 outstanding at December 31, 2013	79	79
Additional paid-in-capital	58,333	58,302
Retained earnings	44,753	44,694
Treasury stock- common (at cost, 489,770 shares at March 31, 2014, and 479,384 shares at December 31, 2013)	(6,049)	(5,929)
Accumulated other comprehensive income (loss), net of taxes	397	(1,429)

Total stockholders’ equity	97,513	95,717

Total liabilities and stockholders’ equity	$965,024	973,649

The consolidated condensed statement of financial condition at December 31, 2013, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2014	2013

Interest and dividend income:
Loans receivable	$6,327	6,882
Investment in securities, taxable	1,779	1,832
Investment in securities, non-taxable	544	585
Interest-earning deposits	8	6

Total interest and dividend income	8,658	9,305

Interest expense:
Deposits	1,471	2,046
Advances from Federal Home Loan Bank	434	444
Repurchase agreements	249	242
Subordinated debentures	184	182

Total interest expense	2,338	2,914

Net interest income	6,320	6,391

Provision for loan losses	380	376

Net interest income after provision for loan losses	5,940	6,015

Non-interest income:
Service charges	778	853
Merchant card income	259	223
Mortgage origination revenue	58	200
Gain on sale of securities	13	627
Income from bank owned life insurance	95	75
Financial services commission	206	297
Other operating income	189	208

Total non-interest income	1,598	2,483

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2014	2013
Non-interest expenses:
Salaries and benefits	3,795	3,848
Occupancy expense	909	845
Data processing expense	728	650
State deposit tax	246	142
Intangible amortization expense	32	49
Professional services expense	287	393
Deposit insurance and examination expense	197	232
Advertising expense	314	333
Postage and communications expense	143	139
Supplies expense	145	136
Loss on sale of real estate owned	23	35
Real estate owned expenses	130	76
Other operating expenses	375	396

Total non-interest expense	7,324	7,274

Income before income tax expense	214	1,224
Income tax expense	(140)	240

Net income	$354	984

Net income per share
Basic	$0.05	$0.13

Fully diluted	$0.05	$0.13

Dividend per share	$0.04	$0.02

Weighted average shares outstanding - basic	7,416,716	7,488,445

Weighted average shares outstanding - diluted	7,416,716	7,488,445

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2014	2013

Net income	$354	$984

Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities available for sale, net of tax effect of ($920) and $598 for the three months ended March 31, 2014, and March 31, 2013, respectively;	1,786	(1,161)

Unrealized gain on derivatives, net of tax effect of ($25) and ($32) for the three month periods ending March 31, 2014, and March 31, 2013, respectively;	49	63

Reclassification adjustment for gains included in net income, net of tax effect of $4 and $213 for the three month periods ended March 31, 2014, and March 31, 2013, respectively;	(9)	(414)

Comprehensive income (loss)	$2,180	($528)

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Periods Ended March 31, 2014 and 2013

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares		Common Stock	Common Stock Warrants	Additional Capital Surplus	Retained Earnings	Treasury Stock Preferred	Treasury Stock Common	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Common Stock	Preferred Stock
Balance at December 31, 2012	7,502,812	18,400	$79	556	76,288	41,829	(18,400)	(5,076)	9,723	104,999
Restricted stock awards	227	—	—	—	—	—	—	—	—	—
Consolidated Net income	—	—	—	—	—	984	—	—	—	984
Compensation expense, restricted stock awards	—	—	—	—	22	—	—	—	—	22
Net change in unrealized gain on securities available for sale, net of income taxes of $811	—	—	—	—	—	—	—	—	(1,575)	(1,575)
Net change in unrealized loss on derivatives, net of income tax benefit of $32	—	—	—	—	—	—	—	—	63	63
Repurchase of warrant	—	—	—	(556)	299	—	—	—	—	(257)
Cash dividend to common stockholders	—	—	—	—	—	(150)	—	—	—	(150)

Balance March 31, 2013	7,503,039	18,400	$79	—	76,609	42,663	(18,400)	(5,076)	8,211	104,086

	Shares Common Stock	Preferred Stock	Common Stock	Additional Paid in Capital Surplus	Retained Earnings	Treasury Stock Common	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance at December 31, 2013	7,447,903	—	$79	58,302	44,694	(5,929)	(1,429)	95,717

Consolidated net income	—	—	—	—	354	—	—	354

Repurchase of treasury stock	(10,386)	—	—	—	—	(120)	—	(120)

Compensation expense, restricted stock awards	—	—	—	31	—	—	—	31

Net change in unrealized gain on securities available for sale, net of income taxes of ($916)	—	—	—	—	—	—	1,777	1,777

Net change in unrealized loss on derivatives, net of income tax benefit of $25	—	—	—	—	—	—	49	49

Cash dividend to common stockholders	—	—	—	—	(295)	—	—	(295)

Balance March 31, 2014	7,437,517	—	$79	58,333	44,753	(6,049)	397	97,513

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2014	2013
Cash flows from operating activities:
Net cash provided by operating activities	$1,864	2,903

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	16,463	41,814
Purchase of securities available for sale	(36,904)	(40,938)
Net (increase) decrease in loans	7,068	(6,396)
Proceeds from sale of foreclosed assets	137	110
Purchase of premises and equipment	(332)	(49)

Net cash used in investing activities	(13,568)	(5,459)

Cash flows from financing activities:
Net increase in demand deposits	596	6,222
Net increase (decrease) in time and other deposits	(2,067)	11,467
Increase in advances from borrowers for taxes and insurance	51	85
Repayment of advances from Federal Home Loan Bank	(5,500)	(484)
Net decrease in repurchase agreements	(2,630)	(3,023)
Cash used to repurchase treasury stock	(120)	—
Cash used to repurchase warrant	—	(257)
Dividends paid on common stock	(295)	(150)

Net cash provided by financing activities	(9,965)	13,860

Increase (decrease) in cash and cash equivalents	(21,669)	11,304
Cash and cash equivalents, beginning of period	55,848	37,176

Cash and cash equivalents, end of period	$34,179	48,480

Supplemental disclosures of cash flow information:
Interest paid	$2,380	2,782

Income taxes paid	—	445

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$196	523

Foreclosures and in substance foreclosures of loans during period	$166	77

Net unrealized gains (losses) on investment securities classified as available for sale	$2,688	(2,386)

Increase (decrease) in deferred tax asset related to unrealized gains on investments	$(916)	811

Dividends declared and payable	$324	180

Issue of unearned restricted stock	—	2

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank USA Inc, formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

On June 5, 2013, the Bank’s legal name became Heritage Bank USA Inc. and the Bank was granted a commercial bank charter by the Kentucky Department of Financial Institutions (“KDFI”). On June 5, 2013, the Bank became subject to regulation by the KDFI and the Federal Deposit Insurance Corporation (“FDIC”). On the same day, HopFed Bancorp was granted a bank holding company charter by the Federal Reserve Bank of Saint Louis (“FED”) and as such regulated by the FED.

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee, and Pleasant View, Tennessee. Heritage Solutions agents travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2014, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2014.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2013, Consolidated Financial Statements.

(2)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three month periods ended March 31, 2014, and March 31, 2013. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	March 31,
	2014	2013
Basic IPS:
Net income available to common stockholders	$354,000	$984,000
Average common shares outstanding	7,416,716	7,488,445

Net income per share available to common shareholders, basic	$0.05	$0.13

Diluted IPS
Net income available to common stockholders	$354,000	$984,000
Average common shares outstanding	7,416,716	7,488,445
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,416,716	7,488,445

Net income per share available to common shareholders, diluted	$0.05	$0.13

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $31,000 for the three month period ended March 31, 2014, and $22,000 for the three month period ended March 31, 2013, respectively. The Company issued 227 shares of restricted stock during the three month period ended March 31, 2013. The Company did not issue any shares of restricted stock during the three month period ended March 31, 2014. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at March 31, 2014:

Year Ending December 31,	Future Expense

2014	$88,685
2015	101,302
2016	48,272
2017	3,125

Total	$241,384

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

At March 31, 2014, the Company has 97 securities with unrealized losses. The carrying amount of securities and their estimated fair values at March 31, 2014, were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$122,736	1,942	(1,839)	122,839
Taxable municipal bonds	18,987	310	(491)	18,806
Tax free municipal bonds	64,063	2,796	(511)	66,348
Trust preferred securities	1,600	—	(111)	1,489
Commercial bonds	2,000	—	(6)	1,994
Mortgage-backed securities:
GNMA	28,712	629	(174)	29,167
FNMA	74,186	553	(1,434)	73,305
FHLMC	1,215	30	—	1,245
NON-AGENCY CMOs	10,951	4	(341)	10,614
AGENCY CMOs	15,813	152	(234)	15,731

	$340,263	6,416	(5,141)	341,538

The carrying amount of securities and their estimated fair values at December 31, 2013, was as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Unrestricted:
U.S. government and agency securities:
Agency debt securities	$120,608	1,856	(2,441)	120,023
Taxable municipal bonds	18,337	458	(738)	18,057
Tax free municipal bonds	64,291	2,066	(898)	65,459
Trust preferred securities	1,600	—	(111)	1,489
Commercial bonds	2,000	—	(16)	1,984
Mortgage-backed securities:
GNMA	17,327	590	(142)	17,775
FNMA	70,104	526	(1,938)	68,692
FHLMC	1,301	35	—	1,336
SLMA CMO	8,459	—	(374)	8,085
AGENCY CMOs	16,296	134	(420)	16,010

	$320,323	5,665	(7,078)	318,910

The scheduled maturities of debt securities available for sale at March 31, 2014, were as follows:

March 31, 2014	Amortized Cost	Estimated Fair Value

Due within one year	$501	$503
Due in one to five years	16,131	16,379
Due in five to ten years	44,634	44,675
Due after ten years	42,244	43,094

	103,510	104,651
Amortizing agency bonds	105,876	106,825
Mortgage-backed securities	130,877	130,062

Total unrestricted securities available for sale	$340,263	$341,538

The scheduled maturities of debt securities available for sale at December 31, 2013, were as follows:

December 31, 2013	Amortized Cost	Estimated Fair Value

Due within one year	$501	$505
Due in one to five years	12,630	12,954
Due in five to ten years	38,192	37,364
Due after ten years	49,284	49,314

	100,607	100,137
Amortizing agency bonds	106,229	106,875
Mortgage-backed securities	113,487	111,898

Total unrestricted securities available for sale	$320,323	$318,910

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2014, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$37,596	(1,186)	12,687	(653)	50,283	(1,839)
Taxable municipals	6,727	(236)	4,127	(255)	10,854	(491)
Tax free municipals	4,547	(109)	7,089	(402)	11,636	(511)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Commercial bonds	1,994	(6)	—	—	1,994	(6)
Mortgage-backed securities:
GNMA	15,190	(167)	805	(7)	15,995	(174)
FNMA	33,463	(950)	9,416	(484)	42,879	(1,434)
SLMA CMOs	3,410	(198)	1,798	(143)	5,208	(341)
AGENCY CMOs	7,565	(70)	1,877	(164)	9,442	(234)

Total available for sale	$110,492	(2,922)	39,288	(2,219)	149,780	(5,141)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2013, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$44,968	(2,107)	6,793	(334)	51,761	(2,441)
Taxable municipal bonds	7,903	(660)	797	(78)	8,700	(738)
Tax free municipal bonds	9,848	(692)	3,720	(206)	13,568	(898)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Commercial bonds	1,984	(16)	—	—	1,984	(16)
Mortgage-backed securities:
GNMA	5,320	(128)	1,551	(14)	6,871	(142)
FNMA	42,464	(1,626)	6,746	(312)	49,210	(1,938)
NON-AGENCY SLMA CMOs	5,224	(374)	—	—	5,224	(374)
AGENCY CMOs	7,031	(223)	1,844	(197)	8,875	(420)

Total available for sale	$124,742	(5,826)	22,940	(1,252)	147,682	(7,078)

At March 31, 2014, securities with a book value of approximately $161.6 million and a market value of approximately $163.7 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $13.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2014, securities with a book and market value of $34.1 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $19.6 million and a market value of $19.2 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016 and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$153,957	28.2%	$155,252	28.1%
Second mortgages (closed end)	2,829	0.5%	3,248	0.6%
Home equity lines of credit	33,947	6.2%	34,103	6.2%
Multi-family	28,770	5.3%	29,736	5.4%
Construction	11,278	2.1%	10,618	1.9%
Land	34,154	6.3%	34,681	6.3%
Farmland	47,608	8.7%	51,868	9.4%
Non-residential real estate	154,083	28.3%	157,692	28.5%

Total mortgage loans	466,626	85.6%	477,198	86.4%

Consumer loans	15,260	2.8%	11,167	2.0%
Commercial loans	63,098	11.6%	64,041	11.6%

Total other loans	78,358	14.4%	75,208	13.6%

Total loans, gross	544,984	100.0%	552,406	100.0%

Deferred loan cost, net of income	(120)		(92)

Less allowance for loan losses	(8,913)		(8,682)

Total loans	$535,951		$543,632

The Bank assigns an industry standard NAICS code to each loan in the Bank’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Bank’s non-residential real estate loan portfolio. At March 31, 2014, and December 31, 2013, the Bank’s non-residential real estate loan portfolio was made up of the following loan types:

	Balance	Balance
	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Land	$34,154	$34,681
Manufacturing	3,907	3,962
Professional, Technical	1,784	1,819
Retail Trade	11,902	10,916
Other Services	18,846	21,307
Finance and Insurance	2,439	1,862
Agricultural, Forestry, Fishing & Hunting	47,608	51,868
Real Estate and Rental and Leasing	55,778	55,692
Wholesale Trade	21,486	21,852
Arts, Entertainment and Recreation	3,656	3,015
Accommodations / Food Service	24,004	26,552
Healthcare and Social Assistance	6,668	6,862
Transportation and Warehousing	1,069	1,101
Information	2,309	2,390
Admin Support / Waste Mgmt	235	362

Total	$235,845	$244,241

The allowance for loan losses totaled $8.9 million at March 31, 2014, $8.7 million at December 31, 2013, and $10.6 million at March 31, 2013, respectively. The ratio of the allowance for loan losses to total loans was 1.63% at March 31, 2014, 1.57% at December 31, 2013, and 1.95% at March 31, 2013.

The following table indicates the type and level of non-accrual loans at the periods indicated below:

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)

One-to-four family mortgages	$1,056	945	1,883
Home equity line of credit	49	1	66
Junior lien	1	2	3
Multi-family	—	—	—
Construction	—	175	177
Land	1,217	1,218	2,754
Non-residential real estate	6,585	6,546	951
Farmland	669	703	545
Consumer loans	2	13	65
Commercial loans	453	463	592

Total non-accrual loans	$10,032	10,066	7,036

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended March 31, 2014:

	Balance 12/31/2013	Charge off 2014	Recovery 2014	Specific Provision 2014	General Provision 2014	Ending Balance 3/31/2014
	(Dollars in Thousands)

One-to-four family mortgages	$2,048	(35)	8	(10)	125	2,136
Home equity line of credit	218	—	1	—	—	219
Junior liens	39	—	5	4	(22)	26
Multi-family	466	—	—	—	(134)	332
Construction	88	(8)	2	(6)	4	80
Land	1,305	—	—	41	(133)	1,213
Non-residential real estate	2,719	—	—	(80)	250	2,889
Farmland	510	—	—	—	237	747
Consumer loans	541	(103)	31	(137)	343	675
Commercial loans	748	(50)	—	(50)	(52)	596

Total	$8,682	(196)	47	(238)	618	8,913

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2013:

	Balance 12/31/2012	Charge off 2013	Recovery 2013	Specific Provision 2013	General Provision 2013	Ending Balance 12/31/2013
	(Dollars in Thousands)

One-to-four family mortgages	$2,490	(852)	329	(285)	366	2,048
Home equity line of credit	374	(22)	9	(88)	(55)	218
Junior liens	230	(119)	71	5	(148)	39
Multi-family	524	(38)	164	(20)	(164)	466
Construction	256	—	—	(168)	—	88
Land	2,184	(1,432)	9	(718)	1,262	1,305
Non-residential real estate	2,921	(1,041)	14	757	68	2,719
Farmland	712	—	—	(202)	—	510
Consumer loans	338	(649)	246	228	378	541
Commercial loans	619	(291)	32	437	(49)	748

Total	$10,648	(4,444)	874	(54)	1,658	8,682

The table below presents past due and non-accrual balances at March 31, 2014, by loan classification allocated between performing and non-performing:

March 31, 2014	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$150,107	610	1,056	904	1,280	—	153,957
Home equity line of credit	33,256	148	49	—	494	—	33,947
Junior liens	2,764	—	1	42	22	—	2,829
Multi-family	23,871	—	—	4,899	—	—	28,770
Construction	11,278	—	—	—	—	—	11,278
Land	15,982	76	1,217	3,464	13,415	—	34,154
Non-residential real estate	141,228	47	6,585	488	5,735	—	154,083
Farmland	41,605	—	669	345	4,989	—	47,608
Consumer loans	14,576	28	2	—	654	—	15,260
Commercial loans	58,633	189	453	1,399	2,424	—	63,098

Total	$493,300	1,098	10,032	11,541	29,013	—	544,984

The table below presents past due and non-accrual balances at December 31, 2013, by loan classification allocated between performing and non-performing:

	Currently	30 - 89 Days	Non-accrual	Special	Impaired Loans Currently Performing
December 31, 2013	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$148,759	592	945	814	4,142	—	155,252
Home equity line of credit	33,369	93	1	—	640	—	34,103
Junior liens	3,126	—	2	43	77	—	3,248
Multi-family	29,736	—	—	—	—	—	29,736
Construction	10,443	—	175	—	—	—	10,618
Land	19,899	—	1,218	52	13,512	—	34,681
Non-residential real estate	142,701	343	6,546	515	7,587	—	157,692
Farmland	46,042	—	703	480	4,643	—	51,868
Consumer loans	10,493	234	13	—	427	—	11,167
Commercial loans	61,379	123	463	526	1,550	—	64,041

Total	$505,947	1,385	10,066	2,430	32,578	—	552,406

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

The Company’s annualized net charge off ratios for three month periods ended March 31, 2014, March 31, 2013, and the year ended December 31, 2013, was 0.11%, 0.33% and 0.66%, respectively. The ratios of allowance for loan losses to non-accrual loans at March 31, 2014, March 31, 2013, and December 31, 2013, were 88.85%, 150.35%, and 86.25%, respectively.

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

Special Mention are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan. These credit weaknesses, if not checked or corrected, will weaken the loan or inadequately protect the Bank’s credit position at some future date.

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments or using the fair value of the collateral less cost to sell if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At March 31, 2014, December 31, 2013, and March 31, 2013, the Company’s impaired loans totaled $39.0 million, $42.6 million and $43.7 million, respectively. At March 31, 2014, December 31, 2013, and March 31, 2013, the Company’s specific reserve for impaired loans totaled $2.0 million, $1.9 million and $2.7 million, respectively.

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at March 31, 2014, were as follows:

March 31, 2014	Pass	Special Mention	Impaired Loans		Total	Specific Allowance for Impairment	Allowance for Performing Loans
			Substandard	Doubtful
	(Dollars in Thousands)
One-to-four family mortgages	$150,717	904	2,336	—	153,957	580	1,556
Home equity line of credit	33,404	—	543	—	33,947	—	219
Junior liens	2,764	42	23	—	2,829	—	26
Multi-family	23,871	4,899	—	—	28,770	—	332
Construction	11,278	—	—	—	11,278	—	80
Land	16,058	3,464	14,632	—	34,154	730	483
Non-residential real estate	141,275	488	12,320	—	154,083	546	2,343
Farmland	41,605	345	5,658	—	47,608	—	747
Consumer loans	14,604	—	656	—	15,260	160	515
Commercial loans	58,822	1,399	2,877	—	63,098	—	596

Total	$494,398	11,541	39,045	—	544,984	2,016	6,897

A summary of the Company’s impaired loans and their respective reserve at December 31, 2013, were as follows:

December 31, 2013	Pass	Special Mention	Impaired Loans		Total	Allowance for Impairment	Allowance for Performing Loans
			Substandard	Doubtful
	(Dollars in Thousands)
One-to-four family mortgages	$149,351	814	5,087	—	155,252	597	1,451
Home equity line of credit	33,462	—	641	—	34,103	—	218
Junior liens	3,126	43	79	—	3,248	—	39
Multi-family	29,736	—	—	—	29,736	—	466
Construction	10,443	—	175	—	10,618	—	88
Land	19,899	52	14,730	—	34,681	771	534
Non-residential real estate	143,044	515	14,133	—	157,692	465	2,254
Farmland	46,042	480	5,346	—	51,868	—	510
Consumer loans	10,727	—	440	—	11,167	96	445
Commercial loans	61,502	526	2,013	—	64,041	—	748

Total	$507,332	2,430	42,644	—	552,406	1,929	6,753

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2014, were as follows:

	At March 31, 2014			For the three month period ended March 31, 2014
Impaired loans with no recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

One-to-four family mortgages	$481	481	—	1,849	2
Home equity line of credit	543	543	—	592	3
Junior liens	23	23	—	51	1
Multi-family	—	—	—	—	—
Construction	—	—	—	88	—
Land	11,106	11,106	—	10,994	201
Farmland	5,658	5,658		8,217	102
Non-residential real estate	8,987	8,987	—	7,167	157
Consumer loans	14	14	—	35	—
Commercial loans	2,877	2,877	—	2,445	106

Total	29,689	29,689	—	31,438	572

Impaired loans with recorded reserve
One-to-four family mortgages	1,855	1,855	580	1,863	6
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,526	5,039	730	3,687	23
Farmland	—	—	—	—	—
Non-residential real estate	3,333	4,118	546	3,346	76
Consumer loans	642	642	160	513	—
Commercial loans	—	—	—	—	—

Total	9,356	11,654	2,016	9,409	105

Total impaired loans	$39,045	41,343	2,016	40,847	677

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2013, were as follows:

	At December 31, 2013			For the year ended December 31, 2013
Impaired loans with no recorded reserve	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

One-to-four family mortgages	$3,216	3,216	—	2,361	8
Home equity line of credit	641	641	—	564	3
Junior liens	79	79	—	239	1
Multi-family	—	—	—	990	—
Construction	175	175	—	1,072	5
Land	10,882	12,315	—	10,668	186
Farmland	5,346	5,346	—	6,955	149
Non-residential real estate	10,775	10,775	—	6,196	263
Consumer loans	56	56	—	48	—
Commercial loans	2,013	2,013	—	2,391	95

Total	33,183	34,616	—	31,484	710

Impaired loans with recorded reserve
One-to-four family mortgages	1,871	1,871	597	2,501	9
Home equity line of credit	—	—	—	279	—
Junior liens	—	—	—	113	—
Multi-family	—	—	—	—	—
Construction	—	—	—	1,385	—
Land	3,848	3,848	771	2,741	29
Farmland	—	—	—	1,601	—
Non-residential real estate	3,358	4,222	465	2,243	111
Consumer loans	384	384	96	401	—
Commercial loans	—	—	—	346	—

Total	$9,461	10,325	1,929	11,610	149

Total impaired loans	$42,644	44,941	1,929	43,094	859

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

At March 31, 2014, and December 31, 2013, the Company has no loans classified as Troubled Debt Restructurings (TDR’s) that are reported as performing at March 31, 2014, and December 31, 2013, respectively. For the three month period ended March 31, 2014, no loans were classified as TDR and no loans were added or removed from TDR status during the three month period ended March 31, 2014.

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

At March 31, 2014, December 31, 2013, and March 31, 2013, the Company had balances in other real estate and assets owned and non-accrual loans consisting of the following:

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)

One-to-four family mortgages	$446	350	295
Land	1,034	1,124	1,112
Non-residential real estate	200	200	73

Total other assets owned	$1,680	1,674	1,480

Total non-accrual loans	$10,032	10,066	7,036

Total non-performing assets	$11,712	11,740	8,516

Non-performing assets / Total assets	1.21%	1.21%	0.86%

The following is a summary of the activity in the Company’s real estate and other assets owned for the three month period ending March 31, 2014:

		Activity During 2014
	Balance 12/31/2013	Foreclosures	Proceeds	Reduction in Values	Gain (Loss) on Sale	Balance 3/31/2014
	(Dollars in Thousands)

One-to-four family mortgages	$350	166	(66)	—	(4)	$446
Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Land	1,124	—	(71)	—	(19)	1,034
Non-residential real estate	200	—	—	—	—	200
Consumer assets	—	—	—	—	—	—

Total	$1,674	166	(137)	—	(23)	$1,680

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2013:

		Activity During 2013
	Balance 12/31/12	Foreclosures	Proceeds	Reduction in Values	Gain (Loss) on Sale	Balance 12/31/13
	(Dollars in Thousands)
One-to-four family mortgages	$258	1,052	(938)	(26)	4	$350
Multi-family	—	—	—	—	—	—
Construction	130	—	(110)	(110)	90	—
Land	1,112	80	—	(68)	—	1,124
Non-residential real estate	44	240	(60)	(11)	(13)	200
Consumer assets	4	7	(5)	(4)	(2)	—

Total	$1,548	1,379	(1,113)	(219)	79	$1,674

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At March 31, 2014	At December 31, 2013

Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statements of Income

	Three Month Periods Ended March 31,
	2014	2013

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$86	88

Net income	$86	88

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2013	$10,000	310	—	10,310
Net income	—	—	86	86
Dividends:
Trust preferred securities	—	—	(83)	(83)
Common paid to HopFed Bancorp, Inc.	—	—	(3)	(3)

Ending balances, March 31, 2014	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at March 31, 2014, are summarized below:

March 31, 2014	Total carrying value in the	Quoted Prices In Active	Significant Other	Significant
Description	consolidated balance sheet at March 31, 2014	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets

Available for sale securities	$341,538	—	340,049	1,489

Bank owned life insurance	$9,764	—	9,764	—

Liabilities

Interest rate swap	$675	—	675	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2013, are summarized below

December 31, 2013	Total carrying value in the consolidated	Quoted Prices In Active Markets for	Significant Other Observable	Significant Unobservable
Description	balance sheet at December 31, 2013	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Available for sale securities	$318,910	—	317,421	1,489
Bank owned life insurance	$9,677	—	9,677	—

Liabilities
Interest rate swap	$750	—	750	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2014:

March 31, 2014	Total carrying value in the consolidated	Quoted Prices In Active Markets for	Significant Other Observable	Significant Unobservable
Description	balance sheet at March 31, 2014	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(Dollars in Thousands)
Assets

Other real estate owned	$1,680	—	—	$1,680

Impaired loans, net of reserve of $2,016	$37,029	—	—	$37,029

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2013:

December 31, 2013	Total carrying value in the	Quoted Prices In Active	Significant Other	Significant
Description	consolidated balance sheet at December 31, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Other real estate owned	$1,674	—	—	$1,674

Impaired loans, net of reserve of $1,929	$40,715	—	—	$40,715

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the three month periods ended March 31, 2014, and March 31, 2013, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2014		2013
Three month period ended March 31,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	1,489	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at March 31,		—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, March 31,	$1,489	—	1,489	—

The estimated fair values of financial instruments were as follows at March 31, 2014:

		Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	Carrying Amount
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$25,449	25,449	$25,449	—	—
Interest-earning deposits	8,730	8,730	8,730	—	—
Securities available for sale	341,538	341,538	—	340,049	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	535,951	539,482	—	—	539,482
Accrued interest receivable	4,447	4,447	—	4,447	—
Bank owned life insurance	9,764	9,764	—	9,764	—
Financial liabilities:
Deposits	761,526	761,328	—	761,328	—
Advances from borrowers for taxes and insurance	572	572	—	572	—
Advances from Federal Home Loan Bank	41,280	44,865	—	44,865	—
Repurchase agreements	50,129	50,910	—	50,910	—
Subordinated debentures	10,310	10,091	—	—	10,091
Off-balance-sheet liabilities:
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	675	675	—	675	—

The estimated fair values of financial instruments were as follows at December 31, 2013:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$37,229	37,229	$37,229	—	—
Interest-earning deposits	18,619	18,619	18,619	—	—
Securities available for sale	318,910	318,910	—	317,421	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	543,632	546,319	—	—	546,319
Accrued interest receivable	5,233	5,233	—	5,233	—
Bank owned life insurance	9,677	9,677	—	9,677	—
Financial liabilities:
Deposits	762,997	763,605	—	763,605	—
Advances from borrowers for taxes and insurance	521	521	—	521	—
Advances from Federal Home Loan Bank	46,780	51,010	—	51,010	—
Repurchase agreements	52,759	53,712	—	53,712	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:					—
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	750	750	—	750	—

(9)	STOCK OPTIONS

At March 31, 2014, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan. At March 31, 2014, the Company can no longer issue options under this plan. The remaining 20,808 options are fully vested with a strike price of $16.67 and have a final maturity of June 1, 2014.

(10)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three month period ended March 31, 2014, or the year ended December 31, 2013.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At March 31, 2014, and December 31, 2013, the cost of the Bank to terminate the cash flow hedge was approximately $675,000 and $750,000, respectively.

(11)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

ASU No. 2011-03, “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s consolidated financial statements of income, condition and cash flow.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States of America generally accepted accounting principles (U.S. GAAP) and international Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide consistent definition of the fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for reporting periods ending after March 30, 2012, and was applied prospectively. The implementation of ASU 2011-04 did not have a material impact on our consolidated financial statements of comprehensive income.

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

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not a material impact on the Company’s financial statements.

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

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 was effective for the Company’s beginning January 1, 2013, and did not have a significant impact on the Company’s financial statements.

ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective for the Company on January 1, 2013, and did not have a significant impact on the Corporation’s financial statements.

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

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 became effective for the Corporation on January 1, 2014, and did not have a significant impact on the Corporation’s financial statements.

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013, and did not have a significant impact on the Company’s financial statements.

ASU 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary.” ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. There is no effective date for ASU 2013-12. ASU 2013-12 did not have a significant impact on the Company’s financial statements.

ASU 2014-01: Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 permit entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The Company has not yet determined the impact of this amendment to its future financial statements.

ASU 2014-04; “Receivables, Troubled Debt Restructurings by Creditors (Subtopic 310-40), the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure.” This amendment is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company has not yet determined the impact of the application of ASU 2014-04 on its future financial statements.

In April 2014, FASB issued ASU 2014-08; “Reporting Discontinued Operations and Disclosures of Components of an Entity.” This amendment changes the criteria for reporting discontinued operations, which includes a component of an entity or a group of components of an entity, a business or non-profit activity. This amendment requires additional disclosures about discontinued operations, including major changes in lines constituting pretax net income (loss) of the discontinued operation for the periods presented in the report. This amendment is effective with all annual periods beginning on or after December 15, 2015. The Company has not yet determined the impact of this amendment on its future financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(12)	SUBSEQUENT EVENT

On April 22, 2014, Community Bank Shares of Indiana (NASDAQ GM: CBIN), filed an 8-K announcing the purchase of First Financial Services Corporation (NASDAQ GM: FFKY). The announcement indicated that the transaction was expected to close late in the third quarter or the fourth quarter of 2014.

The Company currently owns a trust preferred security issued by FFKY with a $2.0 million par value, a $1.6 million cost basis and a $1.5 million market value. The subordinated debt issued by FFKY has been in deferral status since October 2010. At the close of this transaction, management will carefully review the status of the security.

(13)	INCOME TAXES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2014, and December 31, 2013, and for the three month periods ended March 31, 2014, and March 31, 2013, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2013 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2014, and December 31, 2013

At March 31, 2014, total assets declined $8.6 million, to $965.0 million as compared to $973.6 million at December 31, 2013, due to lower levels of cash, brokered time deposit and Federal Home Loan Bank (“FHLB”) advances. Securities available for sale increased from $318.9 million at December 31, 2013, to $341.5 million at March 31, 2014. At March 31, 2014, and December 31, 2013, securities classified as “available for sale” had an amortized cost of $340.3 million and $320.3 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2013, and March 31, 2014. Total Federal Home Loan Bank “FHLB” borrowings declined $5.5 million, from $46.8 million at December 31, 2013, to $41.3 million at March 31, 2014. Total repurchase balances decreased from $52.8 million at December 31, 2013, to $50.1 million at March 31, 2014. Net loans totaled $536.0 million and $543.6 million at March 31, 2014, and December 31, 2013, respectively.

At March 31, 2014, deposits declined to $761.5 million from $763.0 million at December 31, 2013. At March 31, 2014, non-interest checking account balances are $105.8 million, or 13.90% of total deposits as compared to $105.3 million, or 13.79% of total deposits at December 31, 2013. For the period ended March 31, 2014, interest bearing checking accounts and money market accounts increased by $7.2 million and $1.7 million, respectively, as compared to December 31, 2013. At March 31, 2014, time deposits were $371.1 million, representing a $10.9 million decline as compared to December 31, 2013. The average cost of all deposits during the three month periods ended March 31, 2014, December 31, 2013, and March 31, 2013, was 0.78%, 0.82% and 1.06%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2014 and 2012.

Net Income. The Company’s net income was $354,000 for the three month period ended March 31, 2014, as compared to net income of $984,000 for the three month period ended March 31, 2013. The decline in the Company’s results for the three month period ended March 31, 2014, was partially the result of an $885,000 reduction in non-interest income.

Net Interest Income. Net interest income for the three month period ended March 31, 2014, was $6.3 million, compared to $6.4 million for the three month period ended March 31, 2013. The decline in net interest income for the three months ended March 31, 2014, as compared to March 31, 2013, was due to a $13.3 million decline in the average balance of interest earning assets and an overall decline in net yields available on interest earning assets.

For the three months ended March 31, 2014, the average yield on loans was 4.75%, as compared to 5.27% for the three month period ended March 31, 2013. For the three month periods ended March 31, 2014, and March 31, 2013, income on taxable securities was $1.8 million. For the three month period ending March 31, 2014, the tax equivalent yield on taxable and tax free securities were 2.67% and 4.81%, respectively, as compared to 2.58% and 4.58% for the three-month period ended March 31, 2013, respectively.

For the three month periods ended March 31, 2014, and March 31, 2013, the Company’s cost of interest bearing liabilities was 1.23% and 1.51%, respectively. The lower cost of interest bearing liabilities was the result of a $52.8 million decline in retail time deposits and the re-pricing of a significant percentage of the Company’s time deposits in 2013. At March 31, 2014, and March 31, 2013, the Company’s net interest margin was 3.00% and 2.99%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended March 31, 2014, and March 31, 2013. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $266,000 for March 31, 2014, and $282,000 for March 31, 2013, for a tax equivalent rate using a cost of funds rate of 1.20% for March 31, 2014, and 1.50% for March 31, 2013. The table adjusts tax-free loan income by $1,000 for March 31, 2014, and March 31, 2013, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	3/31/2014	3/31/2014	3/31/2014	3/31/2013	3/31/2013	3/31/2013
	(Table Amounts in Thousands, Except Percentages)
Loans	$532,720	6,328	4.75%	$522,705	6,883	5.27%
Investments AFS taxable	266,780	1,779	2.67%	284,378	1,832	2.58%
Investment AFS tax free	67,294	810	4.81%	75,689	867	4.58%
Federal funds	12,569	8	0.25%	9,882	6	0.24%

Total interest earning assets	879,363	8,925	4.06%	892,654	9,588	4.30%

Other assets	84,187			85,058

Total assets	$963,550			$977,712

Interest bearing checking	184,114	321	0.70%	164,074	330	0.80%
Saving / MMDA	93,325	42	0.18%	80,687	33	0.16%
Retail time deposits	332,033	963	1.16%	384,815	1,499	1.56%
Brokered deposits	46,119	145	1.26%	47,100	184	1.56%
FHLB borrowings	45,808	434	3.79%	43,558	444	4.08%
Repurchase agreements	49,362	249	2.02%	43,032	242	2.25%
Subordinated debentures	10,310	184	7.14%	10,310	182	7.06%

Total interest bearing liabilities	761,071	2,338	1.23%	773,576	2,914	1.51%

Non-interest bearing deposits	100,237			94,100
Other liabilities	4,429			4,989

Stockholders’ equity	97,813			105,047

Total liabilities and stockholders’ equity	$963,550			$977,712

Interest rate spread		6,587	2.83%		6,674	2.79%

Net interest margin		3.00%			2.99%

Interest Income. For the three month periods ended March 31, 2014, and March 31, 2013, the Company’s total interest income was $8.7 million and $9.3 million, respectively. As the Company’s loan demand remains soft, we continue to experience a decline in interest income on loans. For the three month period ended March 31, 2014, interest income on loans was $6.3 million, a $555,000 decline as compared to the three month period ended March 31, 2013.

The average balance of loans receivable increased from $522.7 million for the three month period ended March 31, 2013, to $532.7 million for the three month period ended March 31, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.39% for the three months ended March 31, 2013, to 115.54% for the three months ended March 31, 2014.

Interest Expense. Interest expense declined $576,000 for the three months ended March 31, 2014, as compared to the three month period ended March 31, 2013. The decline was attributable to the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits and an increase in lower costing interest bearing checking accounts. The average cost of interest-bearing retail time deposits declined from 1.56% for the three month period ended March 31, 2013, to 1.16% for the three months ended March 31, 2014. Over the same period, the average balance of interest bearing retail time deposits declined $52.8 million, from $384.8 million for the three months ended March 31, 2013, to $332.0 million for the three months ended March 31, 2014.

The average balance cost of brokered deposits declined from 1.56% for the three months ended March 31, 2013, to 1.26% for the three months ended March 31, 2014. Over the same period, the average balance of brokered deposits declined $981,000 to $46.1 million for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013. For the three month period ended March 31, 2014, the Company’s total cost of deposits was 0.78% as compared to 1.06% for the three month period ended March 31, 2013.

The average balance of funds borrowed from the FHLB increased $2.2 million, from $43.6 million for the three months ended March 31, 2013, to $45.8 million for the three month period ended March 31, 2014. The average cost of borrowed funds from the FHLB were 4.08% for the three months ended March 31, 2013, and 3.79% for the three months ended March 31, 2014, respectively. The average balance of repurchase agreements increased from $43.0 million for the three months ended March 31, 2013, to $49.4 million for the three month period ended March 31, 2014. The average cost of repurchase agreements was 2.25% for the three months ended March 31, 2013, and 2.02% for the three month period ended March 31, 2014.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $380,000 in provision for loan loss was required for the three month period ended March 31, 2014, compared to a $376,000 provision for loan loss expense for the three month period ended March 31, 2013.

Non-Interest Income. There was a $885,000 decline in non-interest income in the three month period ended March 31, 2014, as compared to the same period in 2013. The decrease in non-interest income was largely the result of a $614,000 decline in gains realized on the sale of investments. For the three month period ended March 31, 2014, the Company earned $58,000 in mortgage origination income as compared to $200,000 during the three month period ended March 31, 2013. The Company’s income for services charges was $778,000 for the three month period ended March 31, 2014, compared to $853,000 for the same period in 2013. Likewise, the Company’s financial services commission declined from $297,000 for the three month period ended March 31, 2013, to $206,000 for the three month period ended March 31, 2014, due to the Company’s sale of insurance assets in 2013.

Non-Interest Expenses. There was a $50,000 increase in total non-interest expenses in the three-month period ended March 31, 2014, as compared to the same period in 2013. The most significant change in non-interest expenses was a $104,000 increase in state deposit tax expense for the three month period ended March 31, 2014, as compared to the three month period ended March 31, 2013. The increase in state deposit taxes was the result of the Company’s recent charter conversion and differences in which type of investment securities provide state tax deductions. For the three month period ended March 31, 2014, losses incurred on the sale of other assets owned and expenses incurred in the management of problem assets owned were $23,000 and $130,000, respectively, as compared to $35,000 and $76,000, respectively, for the three month period ended March 31, 2013. The increase in real estate owned expenses is the result of legal expenses.

Income Taxes. The effective tax rate for the three-month periods ending March 31, 2014, was negative due to the high level of tax free income and tax credits available to the Company. The effective tax rate for the three month period ended March 31, 2013, was 19.6%.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on page 43 that provides the yields and cost of assets and liabilities.

At March 31, 2014, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date

7/1/2011	1.00%	$3,000,000	5/1/2014
8/11/2009	3.00%	5,095,000	8/11/2014
10/18/2013	0.30%	2,500,000	10/18/2014
7/9/2012	0.54%	3,159,000	1/9/2015
10/18/2013	0.35%	2,539,000	1/18/2015
7/27/2012	0.70%	3,590,000	7/27/2015
7/22/2013	0.65%	1,940,000	11/22/2015
12/21/2010	1.70%	805,000	12/21/2015
9/21/2012	0.60%	2,500,000	1/21/2016
7/9/2012	0.70%	2,309,000	3/9/2016
3/17/2011	2.25%	1,500,000	3/17/2016
7/22/2013	0.80%	2,000,000	7/22/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
7/9/2012	0.98%	1,446,000	1/9/2017	(1)
7/27/2012	0.75%	1,496,000	7/27/2017	(1)
9/22/2011	1.00%	2,127,000	9/22/2017	(1)
1/3/2013	1.00%	3,030,000	1/3/2018

Total		$44,166,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

The Bank must currently satisfy two capital standards: a ratio of tier 1 leverage capital to adjusted total assets of 4.0% and a combination of core and “supplementary” capital equal to 8.0% of risk-weighted assets. At March 31, 2014, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2014:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Tier 1 leverage ratio	$107,019	11.08%	$102,259	10.65%

Tier 1 risk-based capital ratio	$107,019	17.70%	$102,259	16.95%

Total risk based capital ratio	$114,573	18.95%	$109,815	18.21%

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company anticipates that that it will opt-out of this requirement.

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. The board of directors and senior management are required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management’s policies. The FDIC has adopted all guidelines applicable to state nonmember banks in each case.

At March 31, 2014, the Bank had $26.7 million in outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $97.2 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from March 31, 2014, totaled $173.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2014, the Bank has pledged all eligible 1-4 family first mortgages.

At March 31, 2014, the Bank has outstanding borrowings of $41.3 million from the FHLB. A schedule of FHLB borrowings at March 31, 2014, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
$4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/27/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
10,280	3.13%	01/01/19	Monthly Principal Payments

$41,280	4.15%	4.6 years	Weighted average life

At March 31, 2014, the Bank had $44.2 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8 million unsecured overnight borrowing capacity from a correspondent bank.

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

At March 31, 2014, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$318
Unused home equity lines of credit	$29,359
Unused commercial lines of credit	$44,503
Unused unsecured personal lines of credit	$23,027
Unfunded commitments on commercial loans	$26,723

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2014, will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at March 31, 2014, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at March 31, 2014, for the twelve month period ending March 31, 2015, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$27,788	$27,944	$27,762	$27,728	$27,834

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2014.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2014, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not applicable

(b) Use of Proceeds. Not applicable

(c) Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
January 1, 2014, to January 31, 2014	4,476	$11.40	80,944	294,056
February 1, 2014, to February 28, 2014	3,500	$11.70	84,444	290,556
March 1, 2014, to March 31, 2014	2,410	$11.36	86,854	288,146

Total	10,386	$11.49	86,854	288,146

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three month period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2014 (unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013 (unaudited), (iii) Consolidated Condensed Statement of Comprehensive Income (Loss) for the three-month periods ended March 31, 2014 and 2013 (unaudited), (iv) Consolidated Condensed Statement of Stockholders’ Equity, for the three month periods ended March 31, 2014 and 2013 (unaudited); and (v) Condensed Consolidated Statements of Cash Flows, for the three month periods ended March 31, 2014 and 2013 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 9, 2014	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 9, 2014	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer