Form 10-Q
period 2014-06-30
HOPFED BANCORP INC
filed 2014-08-11
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, the Registrant had outstanding 7,319,136 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and due from banks	$24,125	37,229
Interest-earning deposits	5,766	18,619

Cash and cash equivalents	29,891	55,848
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	331,639	318,910
Loans held for sale	464	—
Loans receivable, net of allowance for loan losses of $8,353 at June 30, 2014, and $8,682 at December 31, 2013	537,763	543,632
Accrued interest receivable	4,518	5,233
Real estate and other assets owned	1,490	1,674
Bank owned life insurance	9,837	9,677
Premises and equipment, net	22,896	23,108
Deferred tax assets	1,942	4,610
Intangible asset	65	130
Other assets	5,013	6,399

Total assets	$949,946	973,649

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$103,550	105,252
Interest-bearing checking	194,659	183,643
Savings and money market	93,939	92,106
Time deposits	351,121	381,996

Total deposits	743,269	762,997
Federal Home Loan Bank advances	40,776	46,780
Repurchase agreements	51,125	52,759
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	723	521
Dividends payable	308	326
Accrued expenses and other liabilities	3,475	4,239

Total liabilities	849,986	877,932

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at June 30, 2014, and December 31, 2013.	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,947,525 issued and 7,395,285 outstanding at June 30, 2014, and 7,927,287 issued and 7,447,903 outstanding at December 31, 2013	$79	79
Additional paid-in-capital	58,367	58,302
Retained earnings	45,382	44,694
Treasury stock- common (at cost, 552,240 shares at June 30, 2014, and 479,384 shares at December 31, 2013)	(6,767)	(5,929)
Accumulated other comprehensive income (loss), net of taxes	2,899	(1,429)

Total stockholders’ equity	99,960	95,717

Total liabilities and stockholders’ equity	$949,946	973,649

The consolidated condensed statement of financial condition at December 31, 2013, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$6,503	6,676	12,830	13,558
Securities available for sale—taxable	1,694	1,764	3,473	3,596
Securities available for sale—nontaxable	531	547	1,075	1,132
Interest-earning deposits	6	7	14	13

Total interest income	8,734	8,994	17,392	18,299

Interest expense:
Deposits	1,488	1,936	2,959	3,982
Advances from Federal Home Loan Bank	428	446	862	890
Repurchase agreements	245	230	494	472
Subordinated debentures	193	182	377	364

Total interest expense	2,354	2,794	4,692	5,708

Net interest income	6,380	6,200	12,700	12,591
Provision for loan losses	(261)	406	119	782

Net interest income after provision for loan losses	6,641	5,794	12,581	11,809

Non-interest income:
Service charges	848	937	1,626	1,790
Merchant card income	276	259	535	482
Mortgage origination revenue	133	212	191	412
Gain on sale of securities	241	789	254	1,416
Income from bank owned life insurance	66	87	161	162
Financial services commission	168	347	374	644
Other operating income	213	197	402	405

Total non-interest income	1,945	2,828	3,543	5,311

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2014	2013	2014	2013
Non-interest expenses:
Salaries and benefits	$3,692	3,714	7,487	7,562
Occupancy	808	882	1,717	1,727
Data processing	736	646	1,464	1,296
Bank franchise tax	398	147	644	289
Intangible amortization	33	48	65	97
Professional services	341	549	628	942
Deposit insurance and examination	183	179	380	411
Advertising	341	308	655	641
Postage and communications	140	139	283	278
Supplies	158	93	303	229
Loss on real estate owned	102	12	125	47
Real estate owned	92	32	222	108
Other operating	423	375	798	771

Total non-interest expense	7,447	7,124	14,771	14,398

Income before income tax	1,139	1,498	1,353	2,722
Income tax expense	214	332	74	572

Net income	$925	1,166	1,279	2,150

Net income per share:
Basic	$0.13	0.16	0.17	0.29

Diluted	$0.13	0.16	0.17	0.29

Dividend per share	$0.04	0.02	0.08	0.04

Weighted average shares outstanding—basic	7,376,726	7,488,906	7,396,627	7,488,788

Weighted average shares outstanding—diluted	7,376,726	7,488,906	7,396,627	7,488,788

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2014	2013	2014	2013
Net income	$925	1,166	1,279	2,150
Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities available for sale, net of tax effect of ($1,340) and $3,405 for the three month periods ended June 30, 2014, and June 30, 2013, respectively; and ($2,260) and $4,003 for the six month periods ended June 30, 2014, and June 30, 2013, respectively;	2,601	(6,610)	4,387	(7,771)
Unrealized gain on derivatives, net of tax effect of ($31) and ($40) for the three month periods ended June 30, 2014, and June 30, 2013, respectively; and of ($56) and ($72) for the six month periods ending June 30, 2014, and June 30, 2013, respectively;	60	77	109	140
Reclassification adjustment for gains included in net income, net of tax effect of $82 and $268 for the three month periods ended June 30, 2014, and June 30, 2013, respectively; and $86 and $482 the six month periods ended June 30, 2014, and June 30, 2013, respectively;	(159)	(521)	(168)	(935)

Comprehensive income (loss)	$3,427	(5,888)	5,607	(6,416)

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2014

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Common Stock	Additional Capital Surplus	Retained Earnings	Treasury Stock Common	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at December 31, 2013	7,447,903	$79	58,302	44,694	(5,929)	(1,429)	95,717
Restricted stock awards	20,238	—	—	—	—	—	—
Repurchase of treasury stock	(72,856)	—	—	—	(838)	—	(838)
Consolidated net income	—	—	—	1,279	—	—	1,279
Compensation expense, restricted stock awards	—	—	65	—	—	—	65
Net change in unrealized gain on securities available for sale, net of income taxes of $2,173	—	—	—	—	—	4,219	4,219
Net change in unrealized loss on derivatives, net of income taxes of $56	—	—	—	—	—	109	109
Cash dividend to common stockholders	—	—	—	(591)	—	—	(591)

Balance June 30, 2014	7,395,285	$79	58,367	45,382	(6,767)	2,899	99,960

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

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Periods Ended June 30,
	2014	2013
Cash flows from operating activities:
Net cash provided by operating activities	$4,477	4,484

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	52,414	73,375
Purchase of securities available for sale	(59,556)	(69,182)
Net (increase) decrease in loans	5,560	(4,672)
Proceeds from sale of foreclosed assets	249	462
Purchase of premises and equipment	(508)	(74)

Net cash used in investing activities	(1,841)	(91)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	(1,702)	343
Net decrease in time and other deposits	(18,026)	(17,544)
Increase in advances from borrowers for taxes and insurance	202	301
Advances from Federal Home Loan Bank	15,000	8,000
Repayment of advances from Federal Home Loan Bank	(21,004)	(5,973)
Net increase (decrease) in repurchase agreements	(1,634)	3,564
Cash used to repurchase warrant	—	(257)
Cash used to repurchase treasury stock	(838)	—
Dividends paid on common stock	(591)	(300)

Net cash used in financing activities	(28,593)	(11,866)

Decrease in cash and cash equivalents	(25,957)	(7,473)
Cash and cash equivalents, beginning of period	55,848	37,176

Cash and cash equivalents, end of period	$29,891	29,703

Supplemental disclosures of Cash Flow Information:
Interest paid	$4,752	5,852

Income taxes paid	—	495

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$588	2,370

Foreclosures and in substance foreclosures of loans during period	$190	593

Net unrealized gains (losses) on investment securities classified as available for sale	$6,392	(13,191)

Increase (decrease) in deferred tax asset related to unrealized gains on investments	($2,173)	4,485

Dividends declared and payable	$308	150

Issue of unearned restricted stock	$235	2

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the six month period ended June 30, 2014, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2014.

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

(2) INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and six month periods ended June 30, 2014, and June 30, 2013. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrant outstanding.

	Three Month Periods Ended June 30,
	2014	2013
Basic IPS:
Net income available to common stockholders	$925,000	$1,166,000
Average common shares outstanding	7,376,726	7,488,906

Net income per share available to common shareholders, basic	$0.13	$0.16

Diluted IPS
Net income available to common stockholders	$925,000	$1,166,000
Average common shares outstanding	7,376,726	7,488,906
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,376,726	7,488,906

Net income per share available to common shareholders, diluted	$0.13	$0.16

	Six Month Periods Ended June 30,
	2014	2013
Basic IPS:
Net income available to common stockholders	$1,279,000	$2,150,000
Average common shares outstanding	7,396,627	7,488,788

Net income per share available to common shareholders, basic	$0.17	$0.29

Diluted IPS
Net income available to common stockholders	$1,279,000	$2,150,000
Average common shares outstanding	7,396,627	7,488,788
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,396,627	7,488,788

Net income per share available to common shareholders, diluted	$0.17	$0.29

(3) STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $35,000 and $65,000 for the three and six month periods ended June 30, 2014, and $25,000 and $47,000 for the three and six month periods ended June 30, 2013, respectively. The Company issued 20,238 shares of restricted stock during the three and six month periods ended June 30, 2014. The Company issued 227 shares of restricted stock during the three and six month periods ended June 30, 2013. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at June 30, 2014:

Year Ending December 31,	Future Expense
2014	$95,260
2015	179,556
2016	126,526
2017	39,700

Total	$441,042

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

At June 30, 2014, the Company has 63 securities with unrealized losses. The carrying amount of securities and their estimated fair values at June 30, 2014, were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$3,973	5	—	3,978
U.S. Agency securities	118,130	2,126	(1,210)	119,046
Corporate bonds	2,000	5	—	2,005
Taxable municipal bonds	14,119	333	(226)	14,226
Tax free municipal bonds	61,918	3,643	(227)	65,334
Trust preferred securities	1,600	—	(111)	1,489
Mortgage-backed securities:
GNMA	27,450	695	(101)	28,044
FNMA	65,479	866	(749)	65,596
FHLMC	1,142	38	—	1,180
NON-AGENCY CMOs	10,811	4	(194)	10,621
AGENCY CMOs	20,040	206	(126)	20,120

	$326,662	7,921	(2,944)	331,639

The carrying amount of securities and their estimated fair values at December 31, 2013, was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale securities:
U.S. Agency securities	$120,608	1,856	(2,441)	120,023
Corporate bonds	2,000	—	(16)	1,984
Taxable municipal bonds	18,337	458	(738)	18,057
Tax free municipal bonds	64,291	2,066	(898)	65,459
Trust preferred securities	1,600	—	(111)	1,489
Mortgage-backed securities:
GNMA	17,327	590	(142)	17,775
FNMA	70,104	526	(1,938)	68,692
FHLMC	1,301	35	—	1,336
SLMA CMOs	8,459	—	(374)	8,085
AGENCY CMOs	16,296	134	(420)	16,010

	$320,323	5,665	(7,078)	318,910

The scheduled maturities of debt securities available for sale at June 30, 2014, were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$195	197
Due in one to five years	20,422	20,711
Due in five to ten years	42,119	42,850
Due after ten years	41,010	42,905

	103,746	106,663
Amortizing agency bonds	97,994	99,415
Mortgage-backed securities	124,922	125,561

Total securities available for sale	$326,662	331,639

The scheduled maturities of debt securities available for sale at December 31, 2013, were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$501	505
Due in one to five years	12,630	12,954
Due in five to ten years	38,192	37,364
Due in more than ten years	49,284	49,314

	100,607	100,137
Amortizing agency bonds	106,229	106,875
Mortgage-backed securities	113,487	111,898

Total securities available for sale	$320,323	318,910

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2014, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$9,500	(79)	37,734	(1,131)	47,234	(1,210)
Taxable municipals	571	(4)	7,595	(222)	8,166	(226)
Tax free municipals	—	—	7,242	(227)	7,242	(227)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Mortgage-backed securities:
GNMA	11,316	(88)	3,180	(13)	14,496	(101)
FNMA	2,922	(1)	27,806	(748)	30,728	(749)
NON-AGENCY CMOs	2,499	(49)	5,407	(145)	7,906	(194)
AGENCY CMOs	2,970	(10)	6,203	(116)	9,173	(126)

Total Available for Sale	$29,778	(231)	96,656	(2,713)	126,434	(2,944)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2013, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$44,968	(2,107)	6,793	(334)	51,761	(2,441)
Taxable municipal bonds	7,903	(660)	797	(78)	8,700	(738)
Tax free municipal bonds	9,848	(692)	3,720	(206)	13,568	(898)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Commercial bonds	1,984	(16)	—	—	1,984	(16)
Mortgage-backed securities:
GNMA	5,320	(128)	1,551	(14)	6,871	(142)
FNMA	42,464	(1,626)	6,746	(312)	49,210	(1,938)
NON-AGENCY CMOs	5,224	(374)	—	—	5,224	(374)
AGENCY CMOs	7,031	(223)	1,844	(197)	8,875	(420)

Total Available for Sale	$124,742	(5,826)	22,940	(1,252)	147,682	(7,078)

The applicable dates for determining when securities are in an unrealized loss position are June 30, 2014 and December 31, 2013. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended June 30, 2014 and December 31, 2013, but is in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the tables above, at June 30, 2014, the Company had approximately $2.9 million in unrealized losses on $126.4 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell those securities that have an unrealized loss at June 30, 2014, and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, the Company will consider selling the security, but will review each security on a case-by-case basis as these factors become known.

The carrying values of the Company’s investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that the Company will not recover the entire amortized cost bases of the securities. As a result, there is a risk that other-than-temporary impairment charges may occur in the future. There is also a risk that other-than-temporary impairment charges may occur in the future if management’s intention to hold these securities to maturity and or recovery changes.

At June 30, 2014, securities with a book value of approximately $185.7 million and a market value of approximately $192.5 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $13.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At June 30, 2014, securities with a book and market value of $35.1 million were sold under agreements to repurchase from various customers. Furthermore, the Company has two wholesale repurchase agreements with third parties secured by investments with a combined book value of $19.5 million and a market value of $19.4 million. One repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%. The second repurchase agreement, in the amount of $10.0 million, has a maturity of September 5, 2014, is currently callable quarterly and has a fixed rate of interest of 4.28%.

(5) LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2014, and December 31, 2013. At June 30, 2014, and December 31, 2013, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$151,917	27.8%	$155,252	28.1%
Second mortgages (closed end)	2,688	0.5%	3,248	0.6%
Home equity lines of credit	33,206	6.1%	34,103	6.2%
Multi-family	28,242	5.2%	29,736	5.4%
Construction	13,327	2.4%	10,618	1.9%
Land	29,579	5.4%	34,681	6.3%
Farmland	45,616	8.3%	51,868	9.4%
Non-residential real estate	157,795	28.9%	157,692	28.5%

Total mortgage loans	462,370	84.6%	477,198	86.4%
Consumer loans	15,564	2.9%	11,167	2.0%
Commercial loans	68,374	12.5%	64,041	11.6%

Total other loans	83,938	15.4%	75,208	13.6%

Total loans, gross	546,308	100.0%	552,406	100.0%

Deferred loan cost, net of fees	(192)		(92)
Less allowance for loan losses	(8,353)		(8,682)

Total loans	$537,763		$543,632

The Company assigns an industry standard NAICS code to each loan in the Company’s portfolio. By assigning a standard code to each type of loan, management can more readily determine concentrations in risk by industry, location and loan type. This information is most useful when analyzing the Company’s non-residential real estate loan portfolio. At June 30, 2014, and December 31, 2013, the Company’s non-residential real estate loan portfolio was made up of the following loan types:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Land	$29,579	34,681
Manufacturing	5,053	3,962
Professional, Technical	1,489	1,819
Retail Trade	11,491	10,916
Other Services	21,041	19,206
Finance & Insurance	2,615	1,862
Agricultural, Forestry, Fishing & Hunting	45,616	51,868
Real Estate and Rental and Leasing	55,408	55,692
Wholesale Trade	20,824	21,852
Arts, Entertainment & Recreation	3,698	3,015
Accommodations / Food Service	24,200	26,552
Healthcare and Social Assistance	6,473	6,862
Transportation & Warehousing	1,025	1,101
Information	2,205	2,390
Non-industry	2,042	2,101
Admin Support / Waste Mgmt	231	362

Total	$232,990	244,241

The allowance for loan losses totaled $8.4 million at June 30, 2014, and $8.7 million at December 31, 2013, and $9.4 million at June 30, 2013, respectively. The ratio of the allowance for loan losses to total loans was 1.53% at June 30, 2014, 1.57% at December 31, 2013, and 1.75% at June 30, 2013.

The following table indicates the type and level of non-accrual loans at the dates indicated below:

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
One-to-four family mortgages	$524	945	1,131
Home equity line of credit	29	1	22
Junior lien	—	2	37
Construction	—	175	—
Land	1,217	1,218	2,255
Non-residential real estate	6,520	6,546	7,055
Farmland	13	703	781
Consumer loans	1	13	11
Commercial loans	431	463	520

Total non-accrual loans	$8,735	10,066	11,812

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the six month period ended June 30, 2014:

	Balance 12/31/2013	Charge off 2014	Recovery 2014	General Provision 2014	Specific Provision 2014	Ending Balance 6/30/2014
	(Dollars in Thousands)
One-to-four family mortgages	$2,048	(181)	12	105	(125)	1,859
Home equity line of credit	218	(20)	2	2	18	220
Junior liens	39	—	7	(16)	(7)	23
Multi-family	466	—	—	(159)	—	307
Construction	88	(10)	4	—	—	82
Land	1,305	—	—	(80)	(280)	945
Non-residential real estate	2,719	—	—	309	(171)	2,857
Farmland	510	—	—	275	32	817
Consumer loans	541	(196)	64	52	132	593
Commercial loans	748	(181)	51	(85)	117	650

Total	$8,682	(588)	140	403	(284)	8,353

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2013:

	Balance 12/31/2012	Charge off 2013	Recovery 2013	General Provision 2013	Specific Provision 2013	Balance 12/31/2013
	(Dollars in Thousands)
One-to-four family mortgages	$2,490	(852)	329	(285)	366	2,048
Home equity line of credit	374	(22)	9	(88)	(55)	218
Junior liens	230	(119)	71	5	(148)	39
Multi-family	524	(38)	164	(20)	(164)	466
Construction	256	—	—	(168)	—	88
Land	2,184	(1,432)	9	(718)	1,262	1,305
Non-residential real estate	2,921	(1,041)	14	757	68	2,719
Farmland	712	—	—	(202)	—	510
Consumer loans	338	(649)	246	228	378	541
Commercial loans	619	(291)	32	437	(49)	748

Total	$10,648	(4,444)	874	(54)	1,658	8,682

The table below presents currently performing, past due and non-accrual balances at June 30, 2014, by loan classification allocated between performing and non-performing:

June 30, 2014	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing
					Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$145,897	669	524	204	4,623	—	$151,917
Home equity line of credit	32,561	33	29	—	583	—	33,206
Junior liens	2,627	—	—	41	20	—	2,688
Multi-family	23,093	—	—	2,928	2,221	—	28,242
Construction	13,327	—	—	—	—	—	13,327
Land	13,898	2,975	1,217	370	11,119	—	29,579
Non-residential real estate	136,374	3,158	6,520	4,829	6,914	—	157,795
Farmland	43,636	—	13	343	1,624	—	45,616
Consumer loans	15,197	4	1	—	362	—	15,564
Commercial loans	64,632	1,170	431	657	1,484	—	68,374

Total	$491,242	8,009	8,735	9,372	28,950	—	$546,308

The table below presents currently performing, past due and non-accrual balances at December 31, 2013, by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing
December 31, 2013					Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$148,759	592	945	814	4,142	—	155,252
Home equity line of credit	33,369	93	1	—	640	—	34,103
Junior liens	3,126	—	2	43	77	—	3,248
Multi-family	29,736	—	—	—	—	—	29,736
Construction	10,443	—	175	—	—	—	10,618
Land	19,899	—	1,218	52	13,512	—	34,681
Non-residential real estate	142,701	343	6,546	515	7,587	—	157,692
Farmland	46,042	—	703	480	4,643	—	51,868
Consumer loans	10,493	234	13	—	427	—	11,167
Commercial loans	61,379	123	463	526	1,550	—	64,041

Total	$505,947	1,385	10,066	2,430	32,578	—	552,406

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

The Company’s annualized net charge off ratios for six month periods ended June 30, 2014, June 30, 2013, and the year ended December 31, 2013, was 0.16%, 0.77% and 0.66%, respectively. The ratios of allowance for loan losses to non-accrual loans at June 30, 2014, June 30, 2013, and December 31, 2013, were 95.6%, 86.3%, and 139.0% respectively.

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

The Company conducts annual reviews on all loan relationships above one million dollars to ascertain the borrowers continued ability to service their debt as agreed. In addition to the credit relationships mentioned above, management may classify any credit relationship once it becomes aware of adverse credit trends for that customer. Typically, the annual review consists of updated financial statements for borrowers and any guarantors, a review of the borrower’s credit history with the Company and other creditors, and current income tax information.

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to test all loans for impairment that are classified as substandard or doubtful with an outbalance of more than $250,000. At June 30, 2014, December 31, 2013, and June 30, 2013, the Company’s impaired loans totaled $37.7 million, $42.6 million and $40.4 million, respectively. At June 30, 2014, December 31, 2013, and June 30, 2013, the Company’s specific reserve for impaired loans totaled $1.5 million, $1.9 million and $3.5 million, respectively.

A summary of the Company’s loans, including their respective regulatory classification and their respective specific reserve at June 30, 2014, were as follows:

		Special	Impaired Loans			Specific Allowance for	Allowance for Performing
June 30, 2014	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$146,566	204	5,147	—	$151,917	$303	$1,555
Home equity line of credit	32,594	—	612	—	33,206	—	220
Junior liens	2,627	41	20	—	2,688	—	25
Multi-family	23,093	2,928	2,221	—	28,242	—	307
Construction	13,327	—	—	—	13,327	—	82
Land	16,873	370	12,336	—	29,579	491	452
Non-residential real estate	139,532	4,829	13,434	—	157,795	636	2,222
Farmland	43,636	343	1,637	—	45,616	33	783
Consumer loans	15,201	—	363	—	15,564	83	510
Commercial loans	65,802	657	1,915	—	68,374	—	651

Total	$499,251	9,372	37,685	—	$546,308	$1,546	$6,807

A summary of the Company’s loans and their respective reserve at December 31, 2013, were as follows:

		Special	Impaired Loans			Specific Allowance for	Allowance for Performing
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$149,351	814	5,087	—	155,252	597	1,451
Home equity line of credit	33,462	—	641	—	34,103	—	218
Junior liens	3,126	43	79	—	3,248	—	39
Multi-family	29,736	—	—	—	29,736	—	466
Construction	10,443	—	175	—	10,618	—	88
Land	19,899	52	14,730	—	34,681	771	534
Non-residential real estate	143,044	515	14,133	—	157,692	465	2,254
Farmland	46,042	480	5,346	—	51,868	—	510
Consumer loans	10,727	—	440	—	11,167	96	445
Commercial loans	61,502	526	2,013	—	64,041	—	748

Total	$507,332	2,430	42,644	—	552,406	1,929	6,753

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2014, were as follows:

	At June 30, 2014			For the six month period ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$3,261	3,261	—	2,319	83
Home equity line of credit	612	612	—	599	14
Junior liens	20	20	—	41	1
Multi-family	2,221	2,221	—	74	64
Construction	—	—	—	58	—
Land	9,014	9,014	—	10,334	191
Farmland	1,331	1,331	—	5,921	71
Non-residential real estate	9,449	9,449	—	7,927	218
Consumer loans	31	31	—	34	1
Commercial loans	1,915	1,915	—	2,268	45

Total	$27,854	27,854	—	29,575	688

Impaired loans with recorded reserve:
One-to-four family mortgages	$1,886	1,886	303	1,871	50
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,322	3,322	491	3,565	64
Farmland	306	306	33	1,221	17
Non-residential real estate	3,985	5,176	636	2,439	183
Consumer loans	332	332	83	439	—
Commercial loans	—	—	—	—	—

Total	$9,831	11,022	1,546	9,535	314

Total impaired loans	$37,685	38,876	1,546	39,110	1,002

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2013, were as follows:

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$3,216	3,216	—	2,361	8
Home equity line of credit	641	641	—	564	3
Junior liens	79	79	—	239	1
Multi-family	—	—	—	990	—
Construction	175	175	—	1,072	5
Land	10,882	12,315	—	10,668	186
Non-residential real estate	10,775	10,775	—	6,196	263
Farmland	5,346	5,346	—	6,955	149
Consumer loans	56	56	—	48	—
Commercial loans	2,013	2,013	—	2,391	95

Total	$33,183	34,616	—	31,484	710

Impaired loans with recorded reserve:
One-to-four family mortgages	$1,871	1,871	597	2,501	9
Home equity line of credit	—	—	—	279	—
Junior liens	—	—	—	113	—
Multi-family	—	—	—	—	—
Construction	—	—	—	1,385	—
Land	3,848	3,848	771	2,741	29
Non-residential real estate	3,358	4,222	465	2,243	111
Farmland	—	—	—	1,601	—
Consumer loans	384	384	96	401	—
Commercial loans	—	—	—	346	—

Total	$9,461	10,325	1,929	11,610	149

Total impaired loans	$42,644	44,941	1,929	43,094	859

The following table presents the balance in the allowance for loan losses and the recorded investment in loans of June 30, 2014 and December 31, 2013, by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

	Commercial	Land Development/ Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
June 30, 2014:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$491	$669	$303	$83	$1,546
Collectively evaluated for impairment	650	535	3,312	1,800	510	6,807

Total ending allowance balance	$650	$1,026	$3,981	$2,103	$593	$8,353

Loans:
Loans individually evaluated for impairment	$1,915	$12,336	$17,292	$5,779	$363	$37,685
Loans collectively evaluated for impairment	66,459	30,570	214,361	182,032	15,201	508,623

Total ending loans balance	$68,374	$42,906	$231,653	$187,811	$15,564	$546,308

	Commercial	Land Development/ Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2013:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$771	$465	$597	$96	$1,929
Collectively evaluated for impairment	748	622	3,230	1,708	445	6,753

Total ending allowance balance	$748	$1,393	$3,695	$2,305	$541	$8,682

Loans:
Loans individually evaluated for impairment	$2,013	$14,905	$19,479	$5,807	$440	$42,644
Loans collectively evaluated for impairment	62,028	30,394	219,817	186,796	10,727	509,762

Total ending loans balance	$64,041	$45,299	$239,296	$192,603	$11,167	$552,406

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

At June 30, 2014, and December 31, 2013, the Company has no loans classified as TDR’s that are reported as performing on June 30, 2014, and December 31, 2013, respectively. For the six month period ended June 30, 2014, no loans were classified as TDR and no loans were added or removed from TDR status during the six month period ended June 30, 2014.

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

At June 30, 2014, December 31, 2013, and June 30, 2013, the Company had balances in other real estate owned and non-accrual loans consisting of the following:

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
One-to-four family mortgages	$356	350	$447
Land	934	1,124	1,112
Non-residential real estate	200	200	73

Total other real estate owned	1,490	1,674	1,632

Total non-accrual loans	8,735	10,066	11,812

Total non-performing assets	$10,225	11,740	$13,444

Non-performing assets / Total assets	1.08%	1.21%	1.42%

The following is a summary of the activity in the Company’s real estate and other assets owned for the six month period ending June 30, 2014:

	Activity During 2014
	Balance 12/31/2013	Foreclosures	Proceeds	Reduction in Values	Gain (Loss) on Sale	Balance 6/30/2014
	(Dollars in Thousands)
One-to-four family mortgages	$350	190	(178)	(5)	(1)	356
Land	1,124	—	(71)	(100)	(19)	934
Non-residential real estate	200	—	—	—	—	200

Total	$1,674	190	(249)	(105)	(20)	1,490

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2013:

	Activity During 2013
	Balance 12/31/2012	Foreclosures	Proceeds	Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2013
	(Dollars in Thousands)
One-to-four family mortgages	$258	1,052	(938)	(26)	4	350
Construction	130	—	(110)	(110)	90	—
Land	1,112	80	—	(68)	—	1,124
Non-residential real estate	44	240	(60)	(11)	(13)	200
Consumer assets	4	7	(5)	(4)	(2)	—

Total	$1,548	1,379	(1,113)	(219)	79	1,674

(7) INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	At June 30, 2014	At December 31, 2013
Assets—investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—
Stockholder’s equity—trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Statement of Income

	Three Month Periods Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
Income—interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$87	88	$173	176

Net income	$87	88	$173	176

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2013	$10,000	310	—	10,310
Net income	—	—	173	173
Dividends:
Trust preferred securities	—	—	(168)	(168)
Common paid to HopFed Bancorp, Inc.	—	—	(5)	(5)

Ending balances, June 30, 2014	$10,000	310	—	10,310

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at June 30, 2014, are summarized below:

Description	Total carrying value in the consolidated balance sheet at June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets
Available for sale securities	$331,639	—	330,150	1,489
Bank owned life insurance	$9,837	—	9,837	—
Liabilities
Interest rate swap	$585	—	585	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2013, are summarized below:

Description	Total carrying value in the consolidated balance sheet at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets
Available for sale securities	$318,910	—	317,421	1,489
Bank owned life insurance	$9,677	—	9,677	—
Liabilities
Interest rate swap	$750	—	750	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for June 30, 2014:

Description	Total carrying value in the consolidated balance sheet at June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets
Other real estate and repossessed asset	$1,490	—	—	$1,490
Impaired loans, net of reserve of $1,546	$36,139	—	—	$36,139

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2013:

Description	Total carrying value in the consolidated balance sheet at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets
Other real estate and repossessed assets	$1,674	—	—	$1,674
Impaired loans, net of reserve of $1,929	$40,715	—	—	$40,715

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the six month periods ended June 30, 2014, and June 30, 2013, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Six month period ended June 30,	2014		2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	1,489	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at June 30,	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, June 30,	$1,489	—	1,489	—

The estimated fair values of financial instruments were as follows at June 30, 2014:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$24,125	24,125	$24,125	—	—
Interest-earning deposits	5,766	5,766	5,766	—	—
Securities available for sale	331,639	331,639	—	330,150	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	464	464	—	—	464
Loans receivable	537,763	541,610	—	—	541,610
Accrued interest receivable	4,518	4,518	—	4,518	—
Bank owned life insurance	9,837	9,837	—	9,837	—
Financial liabilities:
Deposits	743,269	744,334	—	744,334	—
Advances from borrowers for taxes and insurance	723	723	—	723	—
Advances from Federal Home Loan Bank	40,776	44,189	—	44,189	—
Repurchase agreements	51,125	51,690	—	51,690	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—
Market value of interest rate swap	585	585	—	585	—

The estimated fair values of financial instruments were as follows at December 31, 2013:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$37,229	37,229	$37,229	—	—
Interest-earning deposits	18,619	18,619	18,619	—	—
Securities available for sale	318,910	318,910	—	317,421	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	543,632	546,319	—	—	546,319
Accrued interest receivable	5,233	5,233	—	5,233	—
Bank owned life insurance	9,677	9,677	—	9,677	—
Financial liabilities:
Deposits	762,997	763,605	—	763,605	—
Advances from borrowers for taxes and insurance	521	521	—	521	—
Advances from Federal Home Loan Bank	46,780	51,010	—	51,010	—
Repurchase agreements	52,759	53,712	—	53,712	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:					—
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	750	750	—	750	—

(9) STOCK OPTIONS

At June 30, 2014, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan and have expired.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the six month period ended June 30, 2014, or the year ended December 31, 2013.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At June 30, 2014, and December 31, 2013, the cost of the Bank to terminate the cash flow hedge was approximately $585,000 and $750,000, respectively.

(11) REGULATORY CHANGES

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

(12) EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in ASU 2014-04 become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company is assessing the impact that these amendments will have on its financial position and results of operations, but does not currently anticipate that it will have a material impact.

On June 12, 2014, the FASB issued ASU 2014-11, which makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings.

ASU 2014-11 also amends ASC 860 to clarify that repos and securities lending transactions that do not meet all of the de-recognition criteria in ASC 860-10-40-5 should be accounted for as secured borrowings. In addition, the ASU provides examples of repurchase and securities lending arrangements that illustrate whether a transferor has maintained effective control over the transferred financial assets. For public business entities, the accounting changes are effective for the first interim or annual period beginning after December 15, 2014. The Company is assessing the impact that these amendments will have on its financial position and results of operations.

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

The effective tax rate differs from the statutory federal rate of 35% and Tennessee excise rate of 6.50% due to investments in qualified municipal securities, bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2014, and December 31, 2013, and for the three and six month periods ended June 30, 2014, and June 30, 2013, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2013 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2014, and December 31, 2013

At June 30, 2014, total assets declined $23.7 million, to $949.9 million as compared to $973.6 million at December 31, 2013, due to lower levels of cash, time deposit and Federal Home Loan Bank (“FHLB”) advances. Securities available for sale increased from $318.9 million at December 31, 2013, to $331.6 million at June 30, 2014. At June 30, 2014, and December 31, 2013, securities classified as “available for sale” had an amortized cost of $326.7 million and $320.3 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2013, and June 30, 2014. Total Federal Home Loan Bank “FHLB” borrowings declined $6.0 million, from $46.8 million at December 31, 2013, to $40.8 million at June 30, 2014. Total repurchase balances decreased from $52.8 million at December 31, 2013, to $51.1 million at June 30, 2014. Net loans totaled $537.8 million and $543.6 million at June 30, 2014, and December 31, 2013, respectively.

At June 30, 2014, deposits declined to $743.3 million from $763.0 million at December 31, 2013. At June 30, 2014, non-interest checking account balances are $103.6 million, or 13.93% of total deposits as compared to $105.3 million, or 13.79% of total deposits at December 31, 2013.

For the six month period ended June 30, 2014, interest bearing checking accounts and money market accounts increased by $11.0 million and $1.8 million, respectively, as compared to December 31, 2013. At June 30, 2014, time deposits were $351.1 million, representing a $30.9 million decline as compared to December 31, 2013. The average cost of all deposits during the six month periods ended June 30, 2014, and June 30, 2013, was 0.78% and 1.04%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2014 and 2013.

Net Income. The Company’s net income was $1.3 million for the six month period ended June 30, 2014, as compared to net income of $2.2 million for the six month period ended June 30, 2013. The decline in the Company’s results for the six month period ended June, 2014, was partially the result of a $1.2 million reduction in gains on the sale of available for sale securities.

Net Interest Income. Net interest income for the six month period ended June 30, 2014, was $12.7 million, compared to $12.6 million for the six month period ended June 30, 2013. The small increase in net interest income for the six months ended June 30, 2014, as compared to June 30, 2013, was due to a $1.0 million decline in the total interest expenses. The decline in interest expense offset a $900,000 decline in total interest income.

For the six months ended June 30, 2014, the average yield on loans was 4.79%, as compared to 5.16% for the six month period ended June 30 2013. For the six month periods ended June 30, 2014, and June 30, 2013, income on taxable securities was $3.5 million and $3.6 million, respectively. For the six month period ending June 30, 2014, the tax equivalent yield on taxable and tax free securities were 2.63% and 4.82%, respectively, as compared to 2.53% and 4.56% for the six-month period ended June 30, 2013, respectively.

For the six month periods ended June 30, 2014, and June 30, 2013, the Company’s cost of interest bearing liabilities was 1.24% and 1.49%, respectively. The lower cost of interest bearing liabilities was the result of a $51.9 million decline in average retail time deposits and the re-pricing of a significant percentage of the Company’s time deposits in 2013. For the six month periods ended June 30, 2014, and June 30, 2013, the Company’s net interest margin was 3.01% and 2.94%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six-month periods ended June 30, 2014, and June 30, 2013. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $524,000 for June 30, 2014, and $545,000 for June 30, 2013, for a tax equivalent rate using a cost of funds rate of 1.25% for June 30, 2014, and 1.50% for June 30, 2013. The table adjusts tax-free loan income by $6,000 for the six month period ended June 30, 2014, and $4,000 for the six month period ended June 30, 2013, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	6/30/2014	6/30/2014	6/30/2014	6/30/2013	6/30/2013	6/30/2013
	(Table Amounts in Thousands, Except Percentages)
Loans	$535,830	12,836	4.79%	$525,448	13,562	5.16%
Investments AFS taxable	264,596	3,473	2.63%	283,867	3,596	2.53%
Investment AFS tax free	66,303	1,599	4.82%	73,499	1,677	4.56%
Interest bearing deposits	11,225	14	0.25%	9,672	13	0.27%

Total interest earning assets	877,954	17,922	4.08%	892,486	18,848	4.22%

Other assets	81,908			79,201

Total assets	$959,862			$971,687

Interest bearing checking	189,518	682	0.72%	165,564	673	0.81%
Savings & MMDA	93,630	96	0.21%	83,367	70	0.17%
Retail time deposits	326,464	1,890	1.16%	378,326	2,877	1.52%
Brokered deposits	44,061	291	1.32%	46,390	362	1.56%
FHLB borrowings	43,775	862	3.94%	43,586	890	4.08%
Repurchase agreements	47,670	494	2.07%	40,595	472	2.33%
Subordinated debentures	10,310	377	7.31%	10,310	364	7.06%

Total interest bearing liabilities	755,428	4,692	1.24%	768,138	5,708	1.49%

Non-interest bearing deposits	101,987			93,857
Other liabilities	4,525			4,944
Stockholders’ equity	97,922			104,748

Total liabilities and stockholders’ equity	$959,862			$971,687

Interest rate spread		13,230	2.84%		13,140	2.73%

Net interest margin		3.01%			2.94%

Interest Income. For the six month periods ended June 30, 2014, and June 30, 2013, the Company’s total interest income was $17.4 million and $18.3 million, respectively. As the Company’s loan demand remains soft, we continue to experience a decline in interest income on loans. For the six month period ended June 30, 2014, interest income on loans was $12.8 million, a

$728,000 decline as compared to the six month period ended June 30, 2013. The average balance of loans receivable increased from $525.4 million for the six month period ended June 30, 2013, to $535.8 million for the six month period ended June 30, 2014. The average yields on loans for the six month period ended June 30, 2014, was 4.79%, a 37 basis point decline in the average yield on loans as compared to the six month period ended June 30, 2013.

Interest Expense. Interest expense declined $1.0 million for the six months ended June 30, 2014, as compared to the six month period ended June 30, 2013. The decline was attributable to the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits and an increase in lower costing interest bearing checking accounts. The average cost of interest-bearing retail time deposits declined from 1.52% for the six month period ended June 30, 2013, to 1.16% for the six months ended June 30, 2014. Over the same period, the average balance of interest bearing retail time deposits declined $51.8 million, from $378.3 million for the six months ended June 30, 2013, to $326.5 million for the six months ended June 30, 2014.

The average cost of brokered deposits declined from 1.56% for the six months ended June 30, 2013, to 1.32% for the six months ended June 30, 2014. Over the same period, the average balance of brokered deposits declined $2.3 million to $44.1 million for the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013. For the six month period ended June 30, 2014, the Company’s total cost of deposits was 0.78% as compared to 1.04% for the six month period ended June 30, 2013.

The average balance of funds borrowed from the FHLB increased $200,000, from $43.6 million for the six months ended June 30, 2013, to $43.8 million for the six month period ended June 30, 2014. The average cost of borrowed funds from the FHLB were 4.08% for the six months ended June 30, 2013, and 3.94% for the six months ended June 30, 2014, respectively. The average balance of repurchase agreements increased from $40.6 million for the six months ended June 30, 2013, to $47.7 million for the six month period ended June 30, 2014. The average cost of repurchase agreements was 2.33% for the six months ended June 30, 2013, and 2.07% for the six month period ended June 30, 2014.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $119,000 in provision for loan loss was required for the six month period ended June 30, 2014, compared to a $782,000 provision for loan loss expense for the six month period ended June 30, 2013.

Non-Interest Income. There was a $1.8 million decline in non-interest income in the six month period ended June 30, 2014, as compared to the same period in 2013. The decline in non-interest income was largely the result of a $1.2 million decline in gains realized on the sale of investments. For the six month period ended June 30, 2014, the Company earned $191,000 in mortgage origination income as compared to $412,000 during the six month period ended June 30, 2013.

The Company’s income for services charges was $1.6 million for the six month period ended June 30, 2014, compared to $1.8 million for the same period in 2013. Likewise, the Company’s financial services commission declined from $644,000 for the six month period ended June 30, 2013, to $374,000 for the six month period ended June 30, 2014, due to the Company’s sale of insurance assets in 2013.

Non-Interest Expenses. There was a $400,000 increase in total non-interest expenses in the three-month period ended June 30, 2014, as compared to the same period in 2013. The most significant change in non-interest expenses was a $355,000 increase in bank franchise tax expense for the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013. The increase in bank franchise taxes was the result of the Company’s recent charter conversion and changes in which type of investment securities may be used to reduce the Company’s tax burden. For the six month period ended June 30, 2014, losses incurred on the sale of other assets owned and expenses incurred in the management of problem assets owned were $125,000 and $222,000, respectively, as compared to $47,000 and $108,000, respectively, for the six month period ended June 30, 2013. The increase in real estate owned expenses is the result of legal expenses involving customer bankruptcy filings.

Income Taxes. The effective tax rate for the six-month period ending June 30, 2014, and was 5.5% due to the level of tax free income and tax credits available to the Company. The effective tax rate for the six month period ended June 30, 2013, was 21.0%.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2014 and 2013.

Net Income. The Company’s net income was $925,000 for the three month period ended June 30, 2014, as compared to net income of $1.2 million for the three month period ended June 30, 2013. The decline in the Company’s results for the three month period ended June 30, 2014, was partially the result of a $883,000 reduction in non-interest income.

Net Interest Income. Net interest income for the three month period ended June 30, 2014, was $6.4 million, compared to $6.2 million for the three month period ended June 30, 2013. The increase in net interest income for the three months ended June 30, 2014, as compared to June 30, 2013, was due to a $440,000 decline in the Company’s total interest expense.

For the three months ended June 30, 2014, the average yield on loans was 4.83%, as compared to 5.06% for the three month period ended June 30, 2013. For the three month periods ended June 30, 2014, and June 30, 2013, income on taxable investments were $1.7 million and $1.8 million, respectively. For the three month period ending June 30, 2014, the tax equivalent yield on taxable and tax free securities were 2.54% and 4.84%, respectively, as compared to 2.49% and 4.54% for the three-month period ended June 30, 2013, respectively.

For the three month periods ended June 30, 2014, and June 30, 2013, the Company’s cost of interest bearing liabilities was 1.26% and 1.47%, respectively. The lower cost of interest bearing liabilities was the result of a $51.0 million decline in retail time deposits and the re-pricing of a significant percentage of the Company’s time deposits in 2013. For the three month period ended June 30, 2014, and June 30, 2013, the Company’s net interest margin was 3.02% and 2.90%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended June 30, 2014, and June 30, 2013. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $259,000 for June 30, 2014, and $263,000 for June 30, 2013, for a tax equivalent rate using a cost of funds rate of 1.20% for June 30, 2014, and 1.50% for June 30, 2013. The table adjusts tax-free loan income by $3,000 for the three month period ended June 30, 2014, and $2,000 for the three month period ended and June 30, 2013, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	6/30/2014	6/30/2014	6/30/2014	6/30/2013	6/30/2013	6/30/2013
	(Table Amounts in Thousands, Except Percentages)
Loans	$538,895	6,506	4.83%	$528,160	6,678	5.06%
Investments AFS taxable	266,815	1,694	2.54%	283,262	1,764	2.49%
Investment AFS tax free	65,323	790	4.84%	71,333	810	4.54%
Interest bearing deposits	9,899	6	0.24%	9,465	7	0.30%

Total interest earning assets	880,932	8,996	4.08%	892,220	9,259	4.15%

Other assets	76,307			73,757

Total assets	$957,239			$965,977

Retail time deposits	320,957	927	1.16%	371,908	1,378	1.48%
Brokered deposits	42,024	146	1.39%	45,688	178	1.56%
Savings & MMDA	93,932	54	0.23%	86,018	37	0.17%
Now accounts	194,863	361	0.74%	167,038	343	0.82%
FHLB borrowings	41,764	428	4.10%	43,612	446	4.09%
Repurchase agreements	45,997	245	2.13%	38,185	230	2.41%
Subordinated debentures	10,310	193	7.49%	10,310	182	7.06%

Total interest bearing liabilities	749,847	2,354	1.26%	762,759	2,794	1.47%

Non-interest bearing deposits	103,717			93,616
Other liabilities	4,522			4,891
Stockholders’ equity	99,153			104,711

Total liabilities and stockholders’ equity	$957,239			$965,977

Net interest income		6,642			6,465

Interest rate spread			2.82%			2.68%

Net interest margin		3.02%			2.90%

Interest Income. For the three month periods ended June 30, 2014, and June 30, 2013, the Company’s total interest income was $8.7 million and $9.0 million, respectively. For the three month period ended June 30, 2014, interest income on loans was $6.5 million, a $173,000 decline as compared to the three month period ended June 30, 2013. The average balance of loans receivable increased from $528.2 million for the three month period ended June 30, 2013, to $538.9 million for the three month period ended June 30, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 117.0% for the three months ended June 30, 2013, to 117.5% for the three months ended June 30, 2014.

Interest Expense. Interest expense declined $440,000 for the three months ended June 30, 2014, as compared to the three month period ended June 30, 2013. The decline was attributable to the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits and an increase in lower costing interest bearing checking accounts. The average cost of interest-bearing retail time deposits declined from 1.48% for the three month period ended June 30, 2013, to 1.16% for the three months ended June 30, 2014. Over the same period, the average balance of interest bearing retail time deposits declined $50.9 million, from $371.9 million for the three months ended June 30, 2013, to $321.0 million for the three months ended June 30, 2014.

The average balance cost of brokered deposits declined from 1.56% for the three months ended June 30, 2013, to 1.39% for the three months ended June 30, 2014. Over the same period, the average balance of brokered deposits declined $3.7 million, to $42.0 million, for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013. For the three month period ended June 30, 2014, the Company’s total cost of deposits was 0.79% as compared to 1.01% for the three month period ended June 30, 2013.

The average balance of funds borrowed from the FHLB declined by $1.8 million, from $43.6 million for the three months ended June 30, 2013, to $41.8 million for the three month period ended June 30, 2014. The average cost of borrowed funds from the FHLB was 4.09% for the three months ended June 30, 2013, and 4.10% for the three months ended June 30, 2014, respectively. The average balance of repurchase agreements increased from $38.2 million for the three months ended June 30, 2013, to $46.0 million for the three month period ended June 30, 2014. The average cost of repurchase agreements was 2.41% for the three months ended June 30, 2013, and 2.13% for the three month period ended June 30, 2014.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that it could record a $261,000 reduction in the allowance for loan loss account during three month period ended June 30, 2014, compared to a $406,000 provision for loan loss expense for the three month period ended June 30, 2013. The reduction in the allowance for loan loss account was the result of improved credit quality, enhanced economic trends, and lower levels of assets with specific reserves.

Non-Interest Income. There was a $880,000 decline in non-interest income in the three month period ended June 30, 2014, as compared to the same period in 2013. The decline in non-interest income was largely the result of a $548,000 decline in gains realized on the sale of investments. For the three month period ended June 30, 2014, the Company earned $133,000 in mortgage origination income as compared to $212,000 during the three month period ended June 30, 2013. The Company’s income for services charges was $848,000 for the three month period ended June 30, 2014, compared to $937,000 for the same period in 2013. Likewise, the Company’s financial services commission declined from $347,000 for the three month period ended June 30, 2013, to $168,000 for the three month period ended June 30, 2014, due to the Company’s sale of insurance assets in 2013.

Non-Interest Expenses. There was a $323,000 increase in total non-interest expenses in the three-month period ended June 30, 2014, as compared to the same period in 2013. The most significant change in non-interest expenses was a $251,000 increase in bank franchise tax expense for the three month period ended June 30, 2014, as compared to the three month period ended June 30, 2013. The increase in bank franchise taxes was the result of the Company’s recent charter conversion and changes in which type of investment securities may be used to reduce the Company’s tax burden. For the three month period ended June 30, 2014, losses incurred on the sale of other assets owned and expenses incurred in the management of problem assets owned were $102,000 and $92,000, respectively, as compared to $12,000 and $32,000, respectively, for the three month period ended June 30, 2013. The increase in losses on real estate owned is the result of a reduction in the carrying value of properties currently listed for sale by the Company.

Income Taxes. The effective tax rate for the three-month periods ending June 30, 2014, was 18.8%, resulting from a high level of tax free income and tax credits available to the Company. The effective tax rate for the three month period ended June 30, 2013, was 22.5%.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its tables that provides the yields and cost of assets and liabilities for the three and six month periods ended June 30, 2014.

At June 30, 2014, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate		Balance	Maturity Date
8/11/2009	3.00%		5,095,000	8/11/2014
10/18/2013 7/9/2012	0.30 0.60	% %	2,500,000 3,159,000	10/18/2014 1/9/2015
10/18/2013 7/27/2012	0.35 0.70	% %	2,539,000 3,590,000	1/18/2015 7/27/2015
7/22/2013 12/21/2010	0.65 1.70	% %	1,940,000 805,000	11/22/2015 12/21/2015
9/21/2012	0.60%		2,500,000	1/21/2016
7/9/2012	0.75%		2,309,000	3/9/2016
3/17/2011	2.25%		1,500,000	3/17/2016
7/22/2013	0.80%		2,000,000	7/22/2016
10/13/2011	1.35%		2,086,000	10/13/2016	(1)
3/9/2012	1.00%		3,044,000	12/9/2016	(1)
7/9/2012	1.05%		1,446,000	1/9/2017	(1)
7/27/2012	0.75%		1,496,000	7/27/2017	(1)
1/3/2013	1.00%		3,030,000	1/3/2018

Total			$39,039,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

Presently, the Bank must satisfy three capital standards: a tier 1 capital to adjusted total assets ratio of 4.0%, a tier one capital to risk weighted asset ratio of 4.0%, and total capital to risk weighted assets ratio of 8.0%. At June 30, 2014, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2014:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Consolidated	$107,195	11.34%	$37,920	4.0%	$47,400	5.0%
Heritage Bank	103,481	10.95%	37,806	4.0%	47,258	5.0%
Tier 1 Risk Based Capital Ratio:
Consolidated	107,195	17.95%	24,005	4.0%	36,008	6.0%
Heritage Bank	103,481	17.34%	23,866	4.0%	35,799	6.0%
Total Risk Based Capital Ratio:
Consolidated	114,664	19.20%	48,010	8.0%	60,013	10.0%
Heritage Bank	110,950	18.60%	47,732	8.0%	59,666	10.0%

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

At June 30, 2014, the Bank had no outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $23.0 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from June 30, 2014, totaled $151.0 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2014, the Bank has pledged all eligible 1-4 family first mortgages.

At June 30, 2014, the Bank has outstanding borrowings of $40.8 million from the FHLB with maturities ranging from approximately 18 months to 4.5 years. A schedule of FHLB borrowings at June 30, 2014, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/27/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
9,776	3.13%	01/01/19	Monthly Principal Payments

$40,776	4.17%	3.25 years	Weighted average maturity

At June 30, 2014, the Bank had $63.9 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8.0 million unsecured overnight borrowing capacity from a correspondent bank.

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

At June 30, 2014, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$1,136
Unused home equity lines of credit	$29,338
Unused commercial lines of credit	$48,746
Unused unsecured personal lines of credit	$22,111

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

The Company’s analysis at June 30, 2014, indicates that changes in interest rates are less likely to result in changes in the Company’s annual net interest income. A summary of the Company’s analysis at June 30, 2014, for the twelve month period ending June 30, 2015, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)
Net interest income	$27,013	$27,011	$26,741	$26,531	$26,431

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2014.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2014, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable
(b)	Use of Proceeds. Not applicable
(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
April 1, 2014, to April 30, 2014	12,181	$11.46	99,035	275,965
May 1, 2014, to May 31, 2014	16,902	$11.44	115,937	259,063
June 1, 2014, to June 30, 2014	33,387	$11.54	149,324	225,676

Total	62,470	$11.49	149,324	225,676

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 11, 2014	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 11, 2014	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer