Form 10-Q
period 2014-09-30
HOPFED BANCORP INC
filed 2014-11-10
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the Registrant had outstanding 7,210,243 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

		PAGE
PART I.	FINANCIAL INFORMATION
The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:
Item 1.	Financial Statements
	Consolidated Condensed Statements of Financial Condition as of September 30, 2014 (unaudited) and December 31, 2013	2

	Consolidated Condensed Statements of Income for the Three and Nine-Month Periods Ended September 30, 2014, and September, 2013 (unaudited)	4

	Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Nine- Month Periods Ended September 30, 2014, and September 30, 2013 (unaudited)	6

	Consolidated Condensed Statements of Stockholders’ Equity for the Nine-Month Periods Ended September 30, 2014, and September 30, 2013 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2014, and September 30, 2013 (unaudited)	9

	Notes to Unaudited Consolidated Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosure	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

SIGNATURES		59

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Cash and due from banks	$18,673	37,229
Interest-earning deposits	16,712	18,619

Cash and cash equivalents	35,385	55,848
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	311,685	318,910
Loans held for sale	483	—
Loans receivable, net of allowance for loan losses of $8,133 at September 30, 2014 and $8,682 at December 31, 2013	530,759	543,632
Accrued interest receivable	4,659	5,233
Real estate owned	1,954	1,674
Bank owned life insurance	9,903	9,677
Premises and equipment, net	22,926	23,108
Deferred tax assets	2,189	4,610
Intangible asset	49	130
Other assets	5,266	6,399

Total assets	$929,686	973,649

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$108,217	105,252
Interest-bearing checking	179,914	183,643
Savings and money market	96,426	92,106
Time deposits	343,669	381,996

Total deposits	728,226	762,997

Federal Home Loan Bank advances	40,269	46,780
Repurchase agreements	46,329	52,759
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	849	521
Dividends payable	301	326
Accrued expenses and other liabilities	4,313	4,239

Total liabilities	830,597	877,932

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2014	December 31, 2013
	(unaudited)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at September 30, 2014, and December 31, 2013.	—	—
Common stock, par value $0.01 per share; authorized 15,000,000 shares; 7,949,665 issued and 7,211,055 outstanding at September 30, 2014, and 7,927,287 issued and 7,447,903 outstanding at December 31, 2013	79	79
Additional paid-in-capital	58,416	58,302
Retained earnings	47,049	44,694
Treasury stock- common (at cost, 738,610 shares at September 30, 2014, and 479,384 shares at December 31, 2013)	(8,956)	(5,929)
Accumulated other comprehensive income (loss), net of taxes	2,501	(1,429)

Total stockholders’ equity	99,089	95,717

Total liabilities and stockholders’ equity	$929,686	973,649

The consolidated condensed statement of financial condition at December 31, 2013, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$6,913	6,605	19,743	20,163
Securities available for sale - taxable	1,562	1,641	5,035	5,237
Securities available for sale - nontaxable	514	544	1,589	1,676
Interest-earning deposits	5	5	19	18

Total interest income	8,994	8,795	26,386	27,094

Interest expense:
Deposits	1,354	1,622	4,313	5,604
Advances from Federal Home Loan Bank	430	445	1,292	1,335
Repurchase agreements	228	245	722	717
Subordinated debentures	174	184	551	548

Total interest expense	2,186	2,496	6,878	8,204

Net interest income	6,808	6,299	19,508	18,890
Provision for loan losses	(892)	426	(773)	1,208

Net interest income after provision for loan losses	7,700	5,873	20,281	17,682

Non-interest income:
Other-than-temporary impairment losses on debt securities	—	(511)	—	(511)
Portion of losses recognized in other comprehensive income	—	111	—	111

Net impairment losses recognized in in earnings	—	(400)	—	(400)
Service charges	879	949	2,505	2,739
Merchant card income	265	245	800	727
Mortgage origination revenue	316	147	507	559
Gain on sale of securities	294	201	548	1,617
Income from bank owned life insurance	65	88	226	250
Financial services commission	363	314	737	958
Other operating income	211	225	613	630

Total non-interest income	2,393	1,769	5,936	7,080

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Non-interest expenses:
Salaries and benefits	$3,881	3,735	11,368	11,297
Occupancy	781	878	2,498	2,605
Data processing	730	652	2,194	1,948
State deposit tax	346	143	990	432
Intangible amortization	16	33	81	130
Professional services	397	493	1,025	1,435
Deposit insurance and examination	182	137	562	548
Advertising	368	292	1,023	933
Postage and communications	140	149	423	427
Supplies	156	159	459	388
Loss (gain) on real estate owned	35	(54)	160	(7)
Real estate owned expense (refund)	(29)	78	193	186
Other operating	560	289	1,358	1,060

Total non-interest expense	7,563	6,984	22,334	21,382

Income before income tax	2,530	658	3,883	3,380
Income tax expense	577	122	651	694

Net income	$1,953	536	3,232	2,686

Net income per share:
Basic	$0.27	0.07	0.44	0.36

Diluted	$0.27	0.07	0.44	0.36

Dividend per share	$0.04	0.04	0.12	0.08

Weighted average shares outstanding - basic	7,265,597	7,483,582	7,348,708	7,483,606

Weighted average shares outstanding - diluted	7,265,597	7,483,582	7,348,708	7,483,606

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month		For the Nine Month
	Periods Ended September 30,		Periods Ended September 30,
	2014	2013	2014	2013

Net income	$1,953	536	3,232	2,686

Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities available for sale, net of tax effect of $138 and $637 for the three month periods ended September 30, 2014, and September 30, 2013, respectively; and ($2,121) and $4,640 for the nine month periods ended September 30, 2014, and September 30, 2013, respectively;	(269)	(1,236)	4,118	(9,007)

Unrealized gain on derivatives, net of tax effect of ($34) and ($22) for the three month periods ended September 30, 2014, and September 30, 2013, respectively, and of ($90) and ($94) for the nine month periods ending September 30, 2014, and September 30, 2013, respectively;	65	43	174	183

Reclassification adjustment for other than temporary impairment included in net income, net of tax effect of ($136) for the three and nine month periods ended September 30, 2013.	—	264	—	264

Reclassification adjustment for gains included in net income, net of tax effect of $100 and $68 for the three month periods ended September 30, 2014, and September 30, 2013, respectively; and $186 and $550 for the nine month periods ended September 30, 2014, and September 30, 2013, respectively;	(194)	(132)	(362)	(1,067)

Total other comprehensive income (loss), net of tax	($398)	(1,061)	3,930	(9,627)

Comprehensive income (loss)	$1,555	(525)	7,162	(6,941)

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2014

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock Common	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at December 31, 2013	7,447,903	$79	58,302	44,694	(5,929)	(1,429)	95,717

Restricted stock awards	22,378	—	—	—	—	—	—

Repurchase of treasury stock	(259,226)	—	—	—	(3,027)	—	(3,027)

Consolidated net income	—	—	—	3,232	—	—	3,232

Compensation expense, restricted stock awards	—	—	114	—	—	—	114

Net change in unrealized gain on securities available for sale, net of income taxes of $1,935	—	—	—	—	—	3,756	3,756

Net change in unrealized loss on derivatives, net of income taxes of $90	—	—	—	—	—	174	174

Cash dividend to common stockholders	—	—	—	(877)	—	—	(877)

Balance September 30, 2014	7,211,055	$79	58,416	47,049	(8,956)	2,501	99,089

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2013

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares		Common Stock	Common Stock Warrants	Additional Paid In Capital	Retained Earnings	Treasury Stock Preferred	Treasury Stock Common	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Common Stock	Preferred Stock
Balance at December 31, 2012	7,502,812	18,400	$79	556	76,288	41,829	(18,400)	(5,076)	9,723	104,999

Restricted stock awards	21,559	—	—	—	—	—	—	—	—	—

Consolidated net income	—	—	—	—	—	2,686	—	—	—	2,686

Compensation expense, restricted stock awards	—	—	—	—	75	—	—	—	—	75

Net change in unrealized gain on securities available for sale, net of income tax benefit of $5,054	—	—	—	—	—	—	—	—	(9,810)	(9,810)

Net change in unrealized loss on derivatives, net of income taxes of $94	—	—	—	—	—	—	—	—	183	183

Repurchase of treasury stock	(50,104)	—	—	—	—	—	—	(559)	—	(559)

Repurchase of warrant	—	—	—	(556)	299	—	—	—	—	(257)

Cash dividend to common stockholders	—	—	—	—	—	(599)	—	—	—	(599)

Balance September 30, 2013	7,474,267	18,400	$79	—	76,662	43,916	(18,400)	(5,635)	96	96,718

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net cash provided by operating activities	$6,601	6,473

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	81,801	99,619
Purchase of securities available for sale	(69,927)	(80,959)
Net (increase) decrease in loans	12,205	(9,033)
Proceeds from sale of foreclosed assets	1,001	913
Purchase of premises and equipment	(856)	(288)

Net cash provided by in investing activities	24,224	10,252

Cash flows from financing activities:
Net increase in demand deposits	2,965	4,354
Net decrease in time and other deposits	(37,736)	(37,282)
Increase in advances from borrowers for taxes and insurance	328	426
Advances from Federal Home Loan Bank	27,000	23,000
Repayment of advances from Federal Home Loan Bank	(33,511)	(19,465)
Net increase (decrease) in repurchase agreements	(6,430)	4,674
Cash used to repurchase warrant	—	(257)
Cash used to repurchase treasury stock	(3,027)	(559)
Dividends paid on common stock	(877)	(449)

Net cash used in financing activities	(51,288)	(25,558)

Decrease in cash and cash equivalents	(20,463)	(8,833)
Cash and cash equivalents, beginning of period	55,848	37,176

Cash and cash equivalents, end of period	$35,385	28,343

Supplemental disclosures of Cash Flow Information:
Interest paid	$6,977	8,463

Income taxes paid	—	495

Supplemental disclosures of non-cash investing and financing activities:

Loans charged off	$820	2,858

Foreclosures and in substance foreclosures of loans during period	$1,441	797

Net unrealized gains (losses) on investment securities classified as available for sale	$5,691	(14,864)

Increase (decrease) in deferred tax asset related to unrealized gains on investments	($1,935)	5,054

Dividends declared and payable	$301	299

Issue of unearned restricted stock	$260	232

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the nine month period ended September 30, 2014, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2014.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and nine month periods ended September 30, 2014, and September 30, 2013. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrant outstanding.

	Three Month Periods Ended
	September 30,
	2014	2013
Basic IPS:
Net income available to common stockholders	$1,953,000	$536,000
Average common shares outstanding	7,265,597	7,483,582

Net income per share available to common shareholders, basic	$0.27	$0.07

Diluted IPS
Net income available to common stockholders	$1,953,000	$536,000
Average common shares outstanding	7,265,597	7,483,582
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,265,597	7,483,582

Net income per share available to common shareholders, diluted	$0.27	$0.07

	Nine Month Periods Ended
	September 30,
	2014	2013
Basic IPS:
Net income available to common stockholders	$3,232,000	$2,686,000
Average common shares outstanding	7,348,708	7,483,606

Net income per share available to common shareholders, basic	$0.44	$0.36

Diluted IPS
Net income available to common stockholders	$3,232,000	$2,686,000
Average common shares outstanding	7,348,708	7,483,606
Dilutive effect of stock options	—	—

Average diluted shares outstanding	7,348,708	7,483,606

Net income per share available to common shareholders, diluted	$0.44	$0.36

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $49,000 and $114,000 for the three and nine month periods ended September 30, 2014, and $28,000 and $75,000 for the three and nine month periods ended September 30, 2013, respectively. The Company issued 22,378 shares of restricted stock during the nine-month period ended September 30, 2014. The Company issued 21,559 shares of restricted stock during the nine- month period ended September 30, 2013. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at September 30, 2014:

Year Ending December 31,	Future Expense
2014	$49,193
2015	185,810
2016	132,780
2017	45,954

Total	$413,737

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

At September 30, 2014, the Company has 88 securities with unrealized losses. The carrying amount of securities and their estimated fair values at September 30, 2014, were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale securities:
U.S. Treasury securities	$3,975	—	(5)	3,970
U.S. Agency debt securities	111,696	1,907	(1,050)	112,553
Corporate bonds	2,000	19	—	2,019
Taxable municipal bonds	12,743	245	(158)	12,830
Tax free municipal bonds	58,930	3,722	(191)	62,461
Trust preferred securities	1,600	—	(111)	1,489
Mortgage-backed securities:
GNMA	26,110	620	(146)	26,584
FNMA	55,770	565	(881)	55,454
FHLMC	3,277	39	(13)	3,303
SLMA CMOs	10,025	—	(144)	9,881
AGENCY CMOs	21,283	149	(291)	21,141

	$307,409	7,266	(2,990)	311,685

The carrying amount of securities and their estimated fair values at December 31, 2013, was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale securities:
U.S. Agency debt securities	$120,608	1,856	(2,441)	120,023
Corporate bonds	2,000	—	(16)	1,984
Taxable municipal bonds	18,337	458	(738)	18,057
Tax free municipal bonds	64,291	2,066	(898)	65,459
Trust preferred securities	1,600	—	(111)	1,489
Mortgage-backed securities:
GNMA	17,327	590	(142)	17,775
FNMA	70,104	526	(1,938)	68,692
FHLMC	1,301	35	—	1,336
SLMA CMOs	8,459	—	(374)	8,085
AGENCY CMOs	16,296	134	(420)	16,010

	$320,323	5,665	(7,078)	318,910

The scheduled maturities of debt securities available for sale at September 30, 2014, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value

Due within one year	$195	196
Due in one to five years	25,496	25,740
Due in five to ten years	39,049	39,794
Due after ten years	38,875	40,948

	103,615	106,678
Amortizing agency bonds	87,329	88,644
Mortgage-backed securities	116,465	116,363

Total securities available for sale	$307,409	311,685

The scheduled maturities of debt securities available for sale at December 31, 2013, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value

Due within one year	$501	505
Due in one to five years	12,630	12,954
Due in five to ten years	38,192	37,364
Due in more than ten years	49,284	49,314

	100,607	100,137
Amortizing agency bonds	106,229	106,875
Mortgage-backed securities	113,487	111,898

Total securities available for sale	$320,323	318,910

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2014, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Treasury securities	$3,970	(5)	—	—	3,970	(5)
Agency debt securities	17,512	(50)	30,890	(1,000)	48,402	(1,050)
Taxable municipals	568	(4)	7,630	(154)	8,198	(158)
Tax free municipals	1,969	(22)	5,088	(169)	7,057	(191)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Mortgage-backed securities:
GNMA	10,567	(104)	3,007	(42)	13,574	(146)
FNMA	7,167	(12)	31,140	(869)	38,307	(881)
FHLMC	2,208	(13)	—	—	2,208	(13)
SLMA CMOs	1,924	(12)	5,511	(132)	7,435	(144)
AGENCY CMOs	10,189	(144)	4,113	(147)	14,302	(291)

Total Available for Sale	$56,074	(366)	88,868	(2,624)	144,942	(2,990)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2013, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities:
Agency debt securities	$44,968	(2,107)	6,793	(334)	51,761	(2,441)
Taxable municipal bonds	7,903	(660)	797	(78)	8,700	(738)
Tax free municipal bonds	9,848	(692)	3,720	(206)	13,568	(898)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Commercial bonds	1,984	(16)	—	—	1,984	(16)
Mortgage-backed securities:
GNMA	5,320	(128)	1,551	(14)	6,871	(142)
FNMA	42,464	(1,626)	6,746	(312)	49,210	(1,938)
NON-AGENCY CMOs	5,224	(374)	—	—	5,224	(374)
AGENCY CMOs	7,031	(223)	1,844	(197)	8,875	(420)

Total Available for Sale	$124,742	(5,826)	22,940	(1,252)	147,682	(7,078)

The applicable dates for determining when securities are in an unrealized loss position are September 30, 2014, and December 31, 2013. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended September 30, 2014, and December 31, 2013, but is in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the tables above, at September 30, 2014, the Company had approximately $3.0 million in unrealized losses on $144.9 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2014, and it is not likely the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

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

At September 30, 2014, securities with a book value of approximately $188.5 million and a market value of approximately $184.1 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $13.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At September 30, 2014, securities with a book and market value of $40.3 million were sold under agreements to repurchase from various customers. Furthermore, the Company has one wholesale repurchase agreement with a third party secured by investments with a book value of $6.5 million and a market value of $6.6 million. The repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2014, and December 31, 2013. At September 30, 2014, and December 31, 2013, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$147,650	27.4%	$155,252	28.1%
Second mortgages (closed end)	2,200	0.4%	3,248	0.6%
Home equity lines of credit	33,818	6.3%	34,103	6.2%
Multi-family	24,567	4.6%	29,736	5.4%
Construction	21,678	4.0%	10,618	1.9%
Land	25,561	4.7%	34,681	6.3%
Farmland	42,706	7.9%	51,868	9.4%
Non-residential real estate	154,177	28.6%	157,692	28.5%

Total mortgage loans	452,357	83.9%	477,198	86.4%
Consumer loans	14,896	2.8%	11,167	2.0%
Commercial loans	71,849	13.3%	64,041	11.6%

Total other loans	86,745	16.1%	75,208	13.6%

Total loans, gross	539,102	100.0%	552,406	100.0%

Deferred loan cost, net of fees	(210)		(92)

Less allowance for loan losses	(8,133)		(8,682)

Total loans	$530,759		$543,632

The allowance for loan losses totaled $8.1 million at September 30, 2014, and $8.7 million at December 31, 2013, and $9.4 million at September 30, 2013, respectively. The ratio of the allowance for loan losses to total loans was 1.51% at September 30, 2014, 1.57% at December 31, 2013, and 1.74% at September 30, 2013.

The following table indicates the type and level of non-accrual loans at the dates indicated below:

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)

One-to-four family mortgages	$407	945	865
Home equity line of credit	31	1	275
Junior lien	—	2	2
Construction	—	175	—
Land	301	1,218	2,257
Non-residential real estate	101	6,546	7,187
Farmland	12	703	744
Consumer loans	2	13	316
Commercial loans	263	463	482

Total non-accrual loans	$1,117	10,066	12,128

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the nine month period ended September 30, 2014:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2013	2014	2014	2014	2014	9/30/2014
	(Dollars in Thousands)

One-to-four family mortgages	$2,048	(191)	19	(219)	(294)	1,363
Home equity line of credit	218	(73)	3	44	—	192
Junior liens	39	—	8	(31)	—	16
Multi-family	466	—	—	(362)	—	104
Construction	88	(10)	7	15	60	160
Land	1,305	—	—	(220)	—	1,085
Non-residential real estate	2,719	(1)	864	(716)	660	3,526
Farmland	510	—	—	33	2	545
Consumer loans	541	(308)	86	33	250	602
Commercial loans	748	(237)	58	(215)	186	540

Total	$8,682	(820)	1,045	(1,638)	864	8,133

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2013:

				General	Specific
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2012	2013	2013	2013	2013	12/31/2013
	(Dollars in Thousands)

One-to-four family mortgages	$2,490	(852)	329	(285)	366	2,048
Home equity line of credit	374	(22)	9	(88)	(55)	218
Junior liens	230	(119)	71	5	(148)	39
Multi-family	524	(38)	164	(20)	(164)	466
Construction	256	—	—	(168)	—	88
Land	2,184	(1,432)	9	(718)	1,262	1,305
Non-residential real estate	2,921	(1,041)	14	757	68	2,719
Farmland	712	—	—	(202)	—	510
Consumer loans	338	(649)	246	228	378	541
Commercial loans	619	(291)	32	437	(49)	748

Total	$10,648	(4,444)	874	(54)	1,658	8,682

The table below presents currently performing, past due and non-accrual balances at September 30, 2014, by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
September 30, 2014	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$140,971	1,454	407	203	4,615	—	147,650
Home equity line of credit	32,921	91	31	—	775	—	33,818
Junior liens	2,123	—	—	40	37	—	2,200
Multi-family	17,587	1,879	—	2,904	2,197	—	24,567
Construction	21,678	—	—	—	—	—	21,678
Land	14,380	—	301	362	10,518	—	25,561
Farmland	40,180	184	12	516	1,814	—	42,706
Non-residential real estate	132,515	996	101	5,492	15,073	—	154,177
Consumer loans	14,550	4	2	21	319	—	14,896
Commercial loans	68,318	1,002	263	325	1,941	—	71,849

Total	$485,223	5,610	1,117	9,863	37,289	—	$539,102

The table below presents currently performing, past due and non-accrual balances at December 31, 2013, by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
December 31, 2013	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$148,759	592	945	814	4,142	—	155,252
Home equity line of credit	33,369	93	1	—	640	—	34,103
Junior liens	3,126	—	2	43	77	—	3,248
Multi-family	29,736	—	—	—	—	—	29,736
Construction	10,443	—	175	—	—	—	10,618
Land	19,899	—	1,218	52	13,512	—	34,681
Non-residential real estate	142,701	343	6,546	515	7,587	—	157,692
Farmland	46,042	—	703	480	4,643	—	51,868
Consumer loans	10,493	234	13	—	427	—	11,167
Commercial loans	61,379	123	463	526	1,550	—	64,041

Total	$505,947	1,385	10,066	2,430	32,578	—	552,406

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

The Company’s annualized net charge off (net recovery) ratios for nine month periods ended September 30, 2014, September 30, 2013, and the year ended December 31, 2013, was (0.05%), 0.61% and 0.66%, respectively. The ratios of allowance for loan losses to non-accrual loans at September 30, 2014, September 30, 2013, and December 31, 2013, were 728.1%, 77.6%, and 86.2% respectively.

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

As a result of this review, management will classify loans based on their credit risk. Additionally, the Company provides a risk grade for all loans past due more than ninety days. The Company uses the following risk definitions for risk grades:

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

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments using the fair value of the collateral if the loan is collateral dependent. Currently, it is management’s practice to test all loans for impairment that are classified as substandard or doubtful loans that have an outstanding balance of more than $250,000. At September 30, 2014, December 31, 2013, and September 30, 2013, the Company’s impaired loans totaled $38.4 million, $42.6 million and $45.3 million, respectively. At September 30, 2014, December 31, 2013, and September 30, 2013, the Company’s specific reserve for impaired loans totaled $2.9 million, $1.9 million and $3.4 million, respectively.

A summary of the Company’s loans, including their respective regulatory classification and their respective specific reserve at September 30, 2014, were as follows:

September 30, 2014	Pass	Special	Impaired Loans		Total	Specific Allowance for	Allowance for Performing
		Mention	Substandard	Doubtful		Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$142,425	203	5,022	—	147,650	131	$1,232
Home equity line of credit	33,012	—	806	—	33,818	—	192
Junior liens	2,123	40	37	—	2,200	—	16
Multi-family	19,466	2,904	2,197	—	24,567	—	104
Construction	21,678	—	—	—	21,678	—	160
Land	14,380	362	10,819	—	25,561	703	382
Non-residential real estate	133,511	5,492	15,174	—	154,177	1,988	1,538
Farmland	40,364	516	1,826	—	42,706	2	543
Consumer loans	14,554	21	321	—	14,896	74	528
Commercial loans	69,320	325	2,204	—	71,849	8	532

Total	$490,833	9,863	38,406	—	$539,102	2,906	$5,227

A summary of the Company’s loans and their respective reserve at December 31, 2013, were as follows:

	Pass	Special	Impaired Loans		Total	Specific Allowance for	Allowance for Performing Loans
		Mention	Substandard	Doubtful		Impairment
	(Dollars in Thousands)
One-to-four family mortgages	$149,351	814	5,087	—	155,252	597	1,451
Home equity line of credit	33,462	—	641	—	34,103	—	218
Junior liens	3,126	43	79	—	3,248	—	39
Multi-family	29,736	—	—	—	29,736	—	466
Construction	10,443	—	175	—	10,618	—	88
Land	19,899	52	14,730	—	34,681	771	534
Non-residential real estate	143,044	515	14,133	—	157,692	465	2,254
Farmland	46,042	480	5,346	—	51,868	—	510
Consumer loans	10,727	—	440	—	11,167	96	445
Commercial loans	61,502	526	2,013	—	64,041	—	748

Total	$507,332	2,430	42,644	—	552,406	1,929	6,753

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2014, were as follows:

	At September 30, 2014			For the nine month period ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$3,746	3,746	—	2,795	141
Home equity line of credit	806	806	—	668	28
Junior liens	37	37	—	40	2
Multi-family	2,197	2,197	—	782	93
Construction	—	—	—	39	—
Land	7,504	7,504	—	9,391	292
Farmland	1,794	1,794	—	4,545	114
Non-residential real estate	6,778	6,778	—	7,544	318
Consumer loans	26	26	—	31	1
Commercial loans	1,804	1,804	—	2,133	101

Total	$24,692	24,692	—	27,968	1,090

Impaired loans with recorded reserve:
One-to-four family mortgages	$1,276	1,276	131	1,673	56
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,315	3,315	703	3,482	134
Farmland	32	32	2	825	2
Non-residential real estate	8,396	8,396	1,988	4,425	74
Consumer loans	295	295	74	391	—
Commercial loans	400	400	8	133	17

Total	$13,714	13,714	2,906	10,929	283

Total impaired loans	$38,406	38,406	2,906	38,897	1,373

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2013, were as follows:

	At December 31, 2013			For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(Dollars in thousands)
Impaired loans with no recorded reserve:
One-to-four family mortgages	$3,216	3,216	—	2,361	8
Home equity line of credit	641	641	—	564	3
Junior liens	79	79	—	239	1
Multi-family	—	—	—	990	—
Construction	175	175	—	1,072	5
Land	10,882	12,315	—	10,668	186
Non-residential real estate	10,775	10,775	—	6,196	263
Farmland	5,346	5,346	—	6,955	149
Consumer loans	56	56	—	48	—
Commercial loans	2,013	2,013	—	2,391	95

Total	$33,183	34,616	—	31,484	710

Impaired loans with recorded reserve:
One-to-four family mortgages	$1,871	1,871	597	2,501	9
Home equity line of credit	—	—	—	279	—
Junior liens	—	—	—	113	—
Multi-family	—	—	—	—	—
Construction	—	—	—	1,385	—
Land	3,848	3,848	771	2,741	29
Non-residential real estate	3,358	4,222	465	2,243	111
Farmland	—	—	—	1,601	—
Consumer loans	384	384	96	401	—
Commercial loans	—	—	—	346	—

Total	$9,461	10,325	1,929	11,610	149

Total impaired loans	$42,644	44,941	1,929	43,094	859

The following table presents the balance in the allowance for loan losses and the recorded investment in loans of September 30, 2014 and December 31, 2013, by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013 (in thousands):

	Commercial	Land Development/ Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
September 30, 2014:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8	$703	$1,991	$131	$73	$2,906
Collectively evaluated for impairment	532	542	2,184	1,440	529	5,227

Total ending allowance balance	$540	$1,245	$4,175	$1,571	$602	$8,133

Loans:
Loans individually evaluated for impairment	$2,204	$10,819	$19,197	$5,865	$321	$38,406
Loans collectively evaluated for impairment	69,645	36,420	202,253	177,803	14,575	500,696

Total ending loans balance	$71,849	$47,239	$221,450	$183,668	$14,896	$539,102

	Commercial	Land Development/ Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total

December 31, 2013:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$771	$465	$597	$96	$1,929
Collectively evaluated for impairment	748	622	3,230	1,708	445	6,753

Total ending allowance balance	$748	$1,393	$3,695	$2,305	$541	$8,682

Loans:
Loans individually evaluated for impairment	$2,013	$14,905	$19,479	$5,807	$440	$42,644
Loans collectively evaluated for impairment	62,028	30,394	219,817	186,796	10,727	509,762

Total ending loans balance	$64,041	$45,299	$239,296	$192,603	$11,167	$552,406

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

At December 31, 2013, the Company has no loans classified as TDR’s that are reported as performing on December 31, 2013, respectively. For the nine month period ended September 30, 2014, the Company’s TDR activity is listed below.

	Balance at 12/31/13	New TDR	Loss or Foreclosure	Removed Due to Performance	Removed from (Taken to) Non-accrual	Balance at 9/30/14

Non-residential real estate	$—	10,271	—	—	—	10,271

Total performing TDR	$—	10,271	—	—	—	10,271

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At September 30, 2014, December 31, 2013, and September 30, 2013, the Company had balances in other real estate and other assets owned and non-accrual loans consisting of the following:

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)

One-to-four family mortgages	$120	350	252
Land	1,834	1,124	1,112
Non-residential real estate	—	200	73
Consumer assets	—	—	2

Total other real estate owned	$1,954	1,674	1,439

Total non-accrual loans	1,117	10,066	12,128

Total non-performing assets	$3,071	11,740	13,567

Non-performing assets / Total assets	0.33%	1.21%	1.45%

The following is a summary of the activity in the Company’s real estate and other assets owned for the nine month period ending September 30, 2014:

	Activity During 2014
	Balance 12/31/2013	Foreclosures	Proceeds	Reduction in Values	Gain (Loss) on Sale	Balance 9/30/2014
	(Dollars in Thousands)

One-to-four family mortgages	$350	365	(601)	(5)	11	$120
Land	1,124	901	(72)	(100)	(19)	1,834
Non-residential real estate	200	175	(328)	—	(47)	—

Total	$1,674	1,441	(1,001)	(105)	(55)	$1,954

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2013:

	Activity During 2013
	Balance 12/31/2012	Foreclosures	Proceeds	Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2013
	(Dollars in Thousands)

One-to-four family mortgages	$258	1,052	(938)	(26)	4	350
Construction	130	—	(110)	(110)	90	—
Land	1,112	80	—	(68)	—	1,124
Non-residential real estate	44	240	(60)	(11)	(13)	200
Consumer assets	4	7	(5)	(4)	(2)	—

Total	$1,548	1,379	(1,113)	(219)	79	1,674

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At September 30, 2014	At December 31, 2013

Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	$10,310

Summary Statement of Income

	Three Month Periods Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$88	88	$261	264

Net income	$88	88	$261	264

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2013	$10,000	310	—	10,310
Net income	—	—	261	261
Dividends:
Trust preferred securities	—	—	(253)	(253)
Common paid to HopFed Bancorp, Inc.	—	—	(8)	(8)

Ending balances, September 30, 2014	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at September 30, 2014, are summarized below:

Description	Total carrying value in the consolidated balance sheet at September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in Thousands)
Assets
Available for sale securities	$311,685	—	310,196	1,489

Liabilities

Interest rate swap	$485	—	485	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2013, are summarized below:

Description	Total carrying value in the consolidated balance sheet at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in Thousands)
Assets
Available for sale securities	$318,910	—	317,421	1,489

Liabilities

Interest rate swap	$750	—	750	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2014:

Description	Total carrying value in the consolidated balance sheet at September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in Thousands)
Assets

Other real estate owned	$1,954	—	—	$1,954

Impaired loans, net of reserve of $2,906	$35,500	—	—	$35,500

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2013:

Description	Total carrying value in the consolidated balance sheet at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in Thousands)
Assets

Other real estate owned	$1,674	—	—	$1,674

Impaired loans, net of reserve of $1,929	$40,715	—	—	$40,715

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine month periods ended September 30, 2014, and September 30, 2013, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine month period ended September 30,	2014		2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	1,489	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at September 30,	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, September 30,	$1,489	—	1,489	—

The estimated fair values of financial instruments were as follows at September 30, 2014:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$18,673	18,673	$18,673	—	—
Interest-earning deposits	16,712	16,712	16,712	—	—
Securities available for sale	311,685	311,685	—	310,196	1,489
Federal Home Loan Bank Stock	4,428	4,428	—	4,428	—
Loans held for sale	483	483	—	—	483
Loans receivable	530,759	529,363	—	—	529,363
Accrued interest receivable	4,659	4,659	—	4,659	—
Financial liabilities:
Deposits	728,226	712,658	—	712,658	—
Advances from borrowers for taxes and insurance	849	849	—	849	—
Advances from Federal Home Loan Bank	40,269	42,582	—	42,582	—
Repurchase agreements	46,329	46,684	—	46,684	—
Subordinated debentures	10,310	10,091	—	—	10,091
Off-balance-sheet liabilities:
Commitments to extend credit	—	—
Commercial letters of credit	—	—
Market value of interest rate swap	485	485	—	485	—

The estimated fair values of financial instruments were as follows at December 31, 2013:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$37,229	37,229	$37,229	—	—
Interest-earning deposits	18,619	18,619	18,619	—	—
Securities available for sale	318,910	318,910	—	317,421	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans receivable	543,632	546,319	—	—	546,319
Accrued interest receivable	5,233	5,233	—	5,233	—
Financial liabilities:
Deposits	762,997	763,605	—	763,605	—
Advances from borrowers for taxes and insurance	521	521	—	521	—
Advances from Federal Home Loan Bank	46,780	51,010	—	51,010	—
Repurchase agreements	52,759	53,712	—	53,712	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:					—
Commitments to extend credit	—	—	—	—	—
Commercial letters of credit	—	—	—	—	—
Market value of interest rate swap	750	750	—	750	—

(9)	STOCK OPTIONS

At September 30, 2014, all stock options outstanding were issued under the HopFed Bancorp, Inc. 1999 Stock Option Plan and have expired.

(10)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the nine month period ended September 30, 2014, or the year ended December 31, 2013.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At September 30, 2014, and December 31, 2013, the cost of the Bank to terminate the cash flow hedge was approximately $485,000 and $750,000, respectively.

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company is assessing the impact that these amendments will have on its financial position and results of operations, but does not currently anticipate that it will have a material impact.

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

(14)	Subsequent Event

The Company issued a press release on October 31, 2014 announcing that its Board of Directors approved the commencement of a new stock repurchase program of up to 300,000 shares of the Company’s common stock. Furthermore, the Company may purchase up to 1 million shares of common stock that may be used a later date for general corporate purposes and employee benefit plans.

In September 2013, the Company’s Board authorized a 375,000 share repurchase program. At October 29, 2014, the Company had 38,494 shares remaining under this plan. The Company intends to complete the current repurchase program before repurchasing shares under the new program.

The Company will conduct repurchases through various means, including, without limitation, open market transactions or in privately negotiated transactions that may be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. The share repurchase program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2014, and December 31, 2013, and for the three and nine month periods ended September 30, 2014, and September 30, 2013, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2013 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2014, and December 31, 2013

At September 30, 2014, total assets declined $43.9 million, to $929.7 million as compared to $973.6 million at December 31, 2013, due to lower levels of cash, time deposit and Federal Home Loan Bank (“FHLB”) advances. Securities available for sale decreased from $318.9 million at December 31, 2013, to $311.7 million at September 30, 2014. At September 30, 2014, and December 31, 2013, securities classified as “available for sale” had an amortized cost of $307.4 million and $320.3 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2013, and September 30, 2014. Total Federal Home Loan Bank “FHLB” borrowings declined $6.5 million, from $46.8 million at December 31, 2013, to $40.3 million at September 30, 2014. Total repurchase balances decreased from $52.8 million at December 31, 2013, to $46.3 million at September 30, 2014, largely due to the maturity of a $10.0 million wholesale repurchase agreement. Net loans totaled $530.8 million and $543.6 million at September 30, 2014, and December 31, 2013, respectively.

At September 30, 2014, deposits declined to $728.2 million from $763.0 million at December 31, 2013. At September 30, 2014, non-interest checking account balances are $108.2 million, or 14.86% of total deposits as compared to $105.3 million, or 13.80% of total deposits at December 31, 2013. At September 30, 2014, time deposits were $343.7 million, representing a $38.3 million decline as compared to December 31, 2013. The average cost of all deposits during the nine month periods ended September 30, 2014, and September 30, 2013, was 0.78% and 0.99%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2014 and 2013.

Net Income. The Company’s net income was $3.2 million for the nine month period ended September 30, 2014, as compared to net income of $2.7 million for the nine month period ended September 30, 2013. The increase in the Company’s results for the nine month period ended September 30, 2014, was largely the result of a $2.0 million reduction in provision for loan loss expense.

Net Interest Income. Net interest income for the nine month period ended September 30, 2014, was $19.5 million, compared to $18.9 million for the nine month period ended September 30, 2013. The small increase in net interest income for the nine months ended September 30, 2014, as compared to September 30, 2013, was due to a $1.3 million decline in the total interest expenses. The decline in interest expense offset a $708,000 decline in total interest income.

For the nine months ended September 30, 2014, the average yield on loans was 4.92%, as compared to 5.10% for the nine month period ended September 30, 2013. For the nine month period ended September 30, 2014, the Company’s loan yields and net interest margin increased by 0.07% and 0.05%, respectively, due to the collection of $280,000 in non-accrual interest during September 2014. For the nine month periods ending September 30, 2014, and September 30, 2013, income on taxable securities was $5.0 million and $5.2 million, respectively. For the nine month period ending September 30, 2014, the tax equivalent yield on taxable and tax free securities were 2.59% and 4.98%, respectively, as compared to 2.53% and 4.66% for the nine-month period ended September 30, 2013, respectively.

For the nine month periods ended September 30, 2014, and September 30, 2013, the Company’s cost of interest bearing liabilities was 1.25% and 1.44%, respectively. The lower cost of interest bearing liabilities was the result of a $63.6 million decline in average retail time deposits and the re-pricing of a significant percentage of the Company’s time deposits in 2013. For the nine month periods ended September 30, 2014, and September 30, 2013, the Company’s net interest margin was 3.12% and 2.98%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine-month periods ended September 30, 2014, and September 30, 2013. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $774,000 for September 30, 2014, and $812,000 for September 30, 2013, for a tax equivalent rate using a cost of funds rate of 1.25% for September 30, 2014, and 1.40% for September 30, 2013. The table adjusts tax-free loan income by $9,000 for the nine month period ended September 30, 2014, and $6,000 for the nine month period ended September 30, 2013, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2014	Income and Expense 9/30/2014	Average Rates 9/30/2014	Average Balance 9/30/2013	Income and Expense 9/30/2013	Average Rates 9/30/2013
	(Table Amounts in Thousands, Except Percentages)
Loans	$535,659	19,752	4.92%	$527,054	20,169	5.10%
Investments AFS taxable	259,615	5,035	2.59%	275,934	5,237	2.53%
Investment AFS tax free	63,321	2,363	4.98%	71,269	2,488	4.66%
Interest bearing deposits	9,819	19	0.26%	8,851	18	0.27%

Total interest earning assets	868,414	27,169	4.17%	883,108	27,912	4.21%

Other assets	73,550			79,779

Total assets	$941,964			$962,887

Retail time deposits	307,307	2,786	1.21%	370,917	4,018	1.44%
Brokered deposits	39,741	401	1.35%	44,002	525	1.59%
Savings and MMDA	96,278	145	0.20%	84,823	109	0.17%
Interest bearing checking	191,925	981	0.68%	163,493	952	0.78%
FHLB borrowings	44,985	1,292	3.83%	43,602	1,335	4.08%
Repurchase agreements	41,386	722	2.33%	41,556	717	2.30%
Subordinated debentures	10,310	551	7.13%	10,310	548	7.09%

Total interest bearing liabilities	731,932	6,878	1.25%	758,703	8,204	1.44%

Non-interest bearing deposits	105,325			94,695
Other liabilities	5,026			4,361

Stockholders’ equity	99,681			105,128

Total liabilities and stockholders’ equity	$941,964			$962,887

Net interest spread		20,291	2.92%		19,708	2.77%

Net interest margin		3.12%			2.98%

Interest Income. For the nine month periods ended September 30, 2014, and September 30, 2013, the Company’s total interest income was $26.4 million and $27.1 million, respectively. The Company’s loan demand remains weak and we continue to experience a decline in interest income on loans. For the nine month period ended September 30, 2014, interest income on loans was $19.7 million, a $420,000 decline as compared to the nine month period ended September 30, 2013. The average balance of loans receivable increased from $527.1 million for the nine month period ended September 30, 2013, to $535.7 million for the nine month period ended September 30, 2014. The average yields on loans for the nine month period ended September 30, 2014, was 4.92%, a 0.18% basis point decline in the average yield on loans as compared to the nine month period ended September 30, 2013.

Interest Expense. Interest expense declined $1.3 million for the nine months ended September 30, 2014, as compared to the nine month period ended September 30, 2013. The decline was attributable to the re-pricing of higher costing deposits, and a reduction in the average balance of time deposits and an increase in lower costing interest bearing checking accounts. The average cost of interest-bearing retail time deposits declined from 1.44% for the nine month period ended September 30, 2013, to 1.21% for the nine months ended September 30, 2014. The average balance of interest bearing retail time deposits declined $63.6 million, from $370.9 million for the nine months ended September 30, 2013, to $307.3 million for the nine months ended September 30, 2014.

The average cost of brokered deposits declined from 1.59% for the nine months ended September 30, 2013, to 1.35% for the nine months ended September 30, 2014. Over the same period, the average balance of brokered deposits declined $4.3 million to $39.7 million for the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013. For the nine month period ended September 30, 2014, the Company’s total cost of deposits was 0.78% as compared to 0.99% for the nine month period ended September 30, 2013.

The average balance of funds borrowed from the FHLB increased $1.4 million, from $43.6 million for the nine months ended September 30, 2013, to $45.0 million for the nine month period ended September 30, 2014. The average cost of borrowed funds from the FHLB were 4.08% for the nine months ended September 30, 2013, and 3.83% for the nine months ended September 30, 2014, respectively. For the nine month periods ending September 30, 2014, and September 30, 2013, the average balance of repurchase agreements was $41.4 million and $41.6 million, respectively. The average cost of repurchase agreements was 2.30% for the nine months ended September 30, 2013, and 2.33% for the nine month period ended September 30, 2014.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that it could reduce its allowance funding by $773,000 for the nine month period ended September 30, 2014, compared to a provision for loan loss expense of $1.2 million for the nine month period ended September 30, 2013.

Non-Interest Income. There was a $1.1 million decline in non-interest income in the nine month period ended September 30, 2014, as compared to the same period in 2013. The decline in non-interest income was largely the result of a $1.1 million decline in gains realized on the sale of investments. For the nine month period ended September 30, 2014, the Company earned $507,000 in mortgage origination income as compared to $559,000 during the nine month period ended September 30, 2013. The Company’s income for services charges was $2.5 million for the nine month period ended September 30, 2014, compared to $2.7 million for the same period in 2013. Likewise, the Company’s financial services commission declined from $958,000 for the nine month period ended September 30, 2013, to $737,000 for the nine month period ended September 30, 2014, due to the Company’s sale of insurance assets on December 31, 2013. For the nine month period ended September 20, 2013, the Company’s insurance assets provided $344,000 of revenue.

Non-Interest Expenses. There was a $1.0 million increase in total non-interest expenses in the nine-month period ended September 30, 2014, as compared to the same period in 2013. The most significant change in non-interest expenses was a $558,000 increase in state deposit tax expense for the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013. The increase in state deposit taxes was the result of the Company’s recent charter conversion and changes in which type of investment securities may be used to reduce the Company’s tax burden. For the nine month period ended September 30, 2014, losses incurred on the sale of other assets owned and expenses incurred in the management of problem assets owned were $160,000 and $193,000, respectively, as compared to ($7,000) and $186,000, respectively, for the nine month period ended September 30, 2013. The increase in real estate owned expenses is the result of legal expenses involving customer bankruptcy filings.

Income Taxes. The effective tax rate for the nine-month period ending September 30, 2014, was 16.8% due to the high level of tax free income and tax credits available to the Company. The effective tax rate for the nine month period ended September 30, 2013, was 20.5%.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2014 and 2013.

Net Income. The Company’s net income was $2.0 million for the three month period ended September 30, 2014, as compared to net income of $536,000 for the three month period ended September 30, 2013. The increase in the Company’s results for the three month period ended September 30, 2014, was partially the result of a $624,000 increase in non-interest income and a $1.3 million decline in our provision for loan loss expense.

Net Interest Income. Net interest income for the three month period ended September 30, 2014, was $6.8 million, compared to $6.3 million for the three month period ended September 30, 2013. The increase in net interest income for the three months ended September 30, 2014, as compared to September 30, 2013, was due to a $310,000 decline in the Company’s total interest expense and the $280,000 collection of non-accrual interest.

For the three months ended September 30, 2014, the average yield on loans was 5.16%, as compared to 4.99% for the three month period ended September 30, 2013. For the three month period ended September 30, 2014, the average yield on loans and net interest margin were affected by 0.21% and 0.13%, respectively by the collection of $280,000 of previously non-accrued interest income on loans. For the three month periods ended September 30, 2014, and September 30, 2013, income on taxable investments was $1.6 million. For the three month period ending September 30, 2014, the tax equivalent yield on taxable and tax free securities were 2.35% and 4.69%, respectively, as compared to 2.52% and 4.83% for the three-month period ended September 30, 2013, respectively.

For the three month periods ended September 30, 2014, and September 30, 2013, the Company’s cost of interest bearing liabilities was 1.17% and 1.35%, respectively. The lower cost of interest bearing liabilities was the result of a $32.3 million decline in average retail time deposits and the re-pricing of a significant percentage of the Company’s time deposits in 2013. For the three month period ended September 30, 2014, and September 30, 2013, the Company’s net interest margin was 3.22% and 3.04%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended September 30, 2014, and September 30, 2013. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $251,000 for September 30, 2014, and $264,000 for September 30, 2013, for a tax equivalent rate using a cost of funds rate of 1.20% for September 30, 2014, and 1.35% for September 30, 2013. The table adjusts tax-free loan income by $3,000 for the three month period ended September 30, 2014, and $2,000 for the three month period ended and September 30, 2013, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 9/30/2014	Income and Expense 9/30/2014	Average Rates 9/30/2014	Average Balance 9/30/2013	Income and Expense 9/30/2013	Average Rates 9/30/2013
	(Table Amounts in Thousands, Except Percentages)
Loans	$535,774	6,916	5.16%	$530,086	6,607	4.99%
Investments AFS taxable	265,853	1,562	2.35%	260,326	1,641	2.52%
Investment AFS tax free	65,298	765	4.69%	66,882	808	4.83%
Interest bearing deposits	10,917	5	0.18%	7,237	5	0.28%

Total interest earning assets	877,842	9,248	4.21%	864,531	9,061	4.19%

Other assets	75,617			75,930

Total assets	$953,459			$940,461

Retail time deposits	320,008	896	1.12%	352,291	1,141	1.30%
Brokered deposits	42,605	110	1.03%	43,353	163	1.50%
Savings & MMDA	94,522	49	0.21%	87,687	39	0.18%
Interest bearing checking	190,329	299	0.63%	159,419	279	0.70%
FHLB borrowings	42,970	430	4.00%	43,634	445	4.08%
Repurchase agreements	46,765	228	1.95%	43,448	245	2.26%
Subordinated debentures	10,310	174	6.75%	10,310	184	7.14%

Total interest bearing liabilities	747,509	2,186	1.17%	740,142	2,496	1.35%

Non-interest bearing deposits	103,112			96,343
Other liabilities	4,660			5,013

Stockholders’ equity	98,178			98,963

Total liabilities and stockholders’ equity	$953,459			$940,461

Net interest income		7,062			6,565

Net interest spread			3.04%			2.84%

Net interest margin		3.22%			3.04%

Interest Income. For the three month periods ended September 30, 2014, and September 30, 2013, the Company’s total interest income was $9.0 million and $8.8 million, respectively. For the three month period ended September 30, 2014, interest income on loans was $6.9 million, a $308,000 increase as compared to the three month period ended September 30, 2013. The average balance of loans receivable increased from $530.1 million for the three month period ended September 30, 2013, to $535.8 million for the three month period ended September 30, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.81% for the three months ended September 30, 2013, to 117.44% for the three months ended September 30, 2014.

Interest Expense. Interest expense declined $310,000 for the three months ended September 30, 2014, as compared to the three month period ended September 30, 2013. The decline was attributable to the re-pricing of higher costing deposits, a reduction in the average balance of time deposits, and an increase in lower costing interest bearing checking accounts. The average cost of interest-bearing retail time deposits declined from 1.30% for the three month period ended September 30, 2013, to 1.12% for the three months ended September 30, 2014. Over the same period, the average balance of interest bearing retail time deposits declined $32.3 million, from $352.3 million for the three months ended September 30, 2013, to $320.0 million for the three months ended September 30, 2014.

The average cost of brokered deposits declined from 1.50% for the three months ended September 30, 2013, to 1.03% for the three months ended September 30, 2014. Over the same period, the average balance of brokered deposits declined $748,000, to $42.6 million, for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013. For the three month period ended September 30, 2014, the Company’s total average cost of deposits was 0.72% as compared to 0.88% for the three month period ended September 30, 2013.

The average balance of funds borrowed from the FHLB declined by $664,000, from $43.6 million for the three months ended September 30, 2013, to $43.0 million for the three month period ended September 30, 2014. The average cost of borrowed funds from the FHLB was 4.08% for the three months ended September 30, 2013, and 4.00% for the three months ended September 30, 2014, respectively. The average balance of repurchase agreements increased from $43.4 million for the three months ended September 30, 2013, to $46.8 million for the three month period ended September 30, 2014. The average cost of repurchase agreements was 2.26% for the three months ended September 30, 2013, and 1.95% for the three month period ended September 30, 2014.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that it could reduce the funding in the allowance for loan loss account by $892,000 during three month period ended September 30, 2014, as compared to a $426,000 provision for loan loss expense for the three month period ended September 30, 2013. The reduction in the allowance for loan loss account was the result of improved credit quality, enhanced economic trends, and lower levels of non-performing assets and charge offs.

Non-Interest Income. There was a $624,000 increase in non-interest income in the three month period ended September 30, 2014, as compared to the same period in 2013. The increase in non-interest income was largely the result of a $400,000 impairment of investment securities incurred in the three month period ended September 30, 2013. For the three month period ended September 30, 2014, the Company earned $316,000 in mortgage origination income as compared to $147,000 during the three month period ended September 30, 2013, due to lower levels of interest rates and an increase in single family home sales in our market. The Company’s income for services charges was $879,000 for the three month period ended September 30, 2014, compared to $949,000 for the same period in 2013. The Company’s financial services commission increased to $363,000 for the three month period ended September 30, 2014, as compared to $314,000 for the three month period ended September 30, 2013. This increase was achieved despite the sale of the Company’s insurance assets in December 2013. For the three and nine month periods ended September 30, 2013, the Company’s insurance assets contributed $111,000 and $344,000, respectively, to our non-interest income.

Non-Interest Expenses. There was a $579,000 increase in total non-interest expenses in the three-month period ended September 30, 2014, as compared to the same period in 2013. The most significant change in non-interest expenses was a $203,000 increase in bank franchise tax expense for the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013. The increase in bank franchise taxes was the result of the Company’s recent charter conversion and changes in which type of investment securities may be used to reduce the Company’s tax burden. For the three month period ended September 30, 2014, salaries and benefits expense increased by $146,000, to $3.9 million, as compared to the same period in 2013 due to higher commissions for commission based employees. Other operating expenses increased by $271,000 for the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013.

Income Taxes. The effective tax rate for the three-month periods ending September 30, 2014, was 22.8%, resulting from a high level of taxable income. The effective tax rate for the three month period ended September 30, 2013, was 18.5%.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its tables that provides the yields and cost of assets and liabilities for the three and nine month periods ended September 30, 2014.

At September 30, 2014, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date

10/18/2013	0.30%	$2,500,000	10/18/2014
7/9/2012	0.60%	3,159,000	1/9/2015
10/18/2013	0.35%	2,539,000	1/18/2015
8/06/2014	0.25%	2,861,000	3/06/2015
7/27/2012	0.70%	3,590,000	7/27/2015
7/22/2013	0.65%	1,940,000	11/22/2015
12/21/2010	1.70%	805,000	12/21/2015
9/21/2012	0.60%	2,500,000	1/21/2016
7/9/2012	0.75%	2,309,000	3/9/2016
3/17/2011	2.25%	1,500,000	3/17/2016
7/22/2013	0.80%	2,000,000	7/22/2016
8/6/2014	0.75%	2,842,000	10/6/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
7/9/2012	1.05%	1,446,000	1/9/2017	(1)
7/27/2012	0.75%	1,496,000	7/27/2017	(1)
1/3/2013	1.00%	3,030,000	1/3/2018

Total		$39,647,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

Presently, the Bank must satisfy three capital standards: a tier 1 capital to adjusted total assets ratio of 4.0%, a tier one capital to risk weighted asset ratio of 4.0%, and total capital to risk weighted assets ratio of 8.0%. At September 30, 2014, the Bank exceeded all regulatory capital requirements.

The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2014:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage ratio:
Consolidated	$106,539	11.18%	$37,101	4.0%	$46,377	5.0%
Heritage Bank	105,659	11.25%	36,984	4.0%	46,230	5.0%

Tier 1 Risk Based Capital Ratio:
Consolidated	106,539	17.73%	24,121	4.0%	36,182	6.0%
Heritage Bank	105,659	17.61%	24,004	4.0%	36,006	6.0%

Total Risk Based Capital Ratio:
Consolidated	114,047	18.98%	48,242	8.0%	60,303	10.0%
Heritage Bank	113,167	18.86%	48,008	8.0%	60,010	10.0%

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

At September 30, 2014, the Bank had no outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $29.9 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from September 30, 2014, totaled $146.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2014, the Bank has pledged all eligible 1-4 family first mortgages.

At September 30, 2014, the Bank has outstanding borrowings of $40.3 million from the FHLB with maturities ranging from approximately 18 months to 4.5 years. A schedule of FHLB borrowings at September 30, 2014, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
$4,000	5.34%	03/17/16
7,000	4.25%	05/01/17	Quarterly callable
10,000	4.56%	06/27/17	Quarterly callable
10,000	4.26%	08/17/17	Quarterly callable
9,269	3.13%	01/01/19	Monthly Principal Payments

$40,269	4.18%	2.97 years	Weighted average maturity

At September 30, 2014, the Bank had $61.2 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8.0 million unsecured overnight borrowing capacity from a correspondent bank.

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

At September 30, 2014, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$1,141
Unused home equity lines of credit	$29,436
Unused commercial lines of credit	$48,369
Unused unsecured personal lines of credit	$33,550

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

The Company’s analysis at September 30, 2014, indicates that changes in interest rates are less likely to result in changes in the Company’s annual net interest income. A summary of the Company’s analysis at September 30, 2014, for the twelve month period ending September 30, 2015, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$24,294	$25,619	$26,410	$27,262	$28,111

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2014.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2014, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable

(b)	Use of Proceeds. Not applicable

(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
July 1, 2014, to July 31, 2014	76,149	$11.84	225,473	149,527
August 1, 2014, to August 31, 2014	48,016	$11.82	273,489	101,511
September 1, 2014, to September 30, 2014	62,205	$11.57	335,694	39,306

Total	186,370	$11.74	335,694	39,306

The Company issued a press release on October 31, 2014 announcing that its Board of Directors approved the commencement of a new stock repurchase program of up to 300,000 shares of the Company’s common stock. Furthermore, the Company may purchase up to 1 million shares of common stock that may be used a later date for general corporate purposes and employee benefit plans.

In September 2013, the Company’s Board authorized a 375,000 share repurchase program. At October 29, 2014, the Company had 38,494 shares remaining under this plan. The Company intends to complete the current repurchase program before repurchasing shares under the new program.

The Company will conduct repurchases through various means, including, without limitation, open market transactions or in privately negotiated transactions that may be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. The share repurchase program does not obligate the Company to acquire a specific number of shares in any period and may be modified, suspended, extended or discontinued at any time, without prior notice.

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

HOPFED BANCORP, INC.

Date: November 10, 2014	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 10, 2014	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer