Form 10-K
period 2014-12-31
HOPFED BANCORP INC
filed 2015-03-13
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014                     Commission file number 000-23667

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($11.62 per share) at which the stock was sold on June 30, 2014, was approximately $82,312,675. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 3, 2015, 7,149,439 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2014.

Part III:

Portions of the definitive proxy statement for the 2015 Annual Meeting of Stockholders.

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

Heritage Bank USA, Inc.

The Bank is a Kentucky state chartered commercial bank headquartered in Hopkinsville, Kentucky, with branch offices in Kentucky and Tennessee. The Kentucky locations include Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton. The Tennessee locations include Clarksville, Pleasant View, Ashland City, Kingston Springs and Erin. In October 2014, the Bank opened a loan production office in Nashville, Tennessee. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. On June 5, 2013, the Bank’s legal name was changed to Heritage Bank USA, Inc. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky and Montgomery, Cheatham, Houston, Davidson, Obion and Weakley counties located in Tennessee.

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

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2011, 2012, 2013 and 2014, according to information provided by the FDIC market Share Report:

	At June 30
	2011	2012	2013	2014
Calloway	16.2%	15.3%	14.1%	13.7%
Christian	26.2%	22.5%	22.1%	22.6%
Fulton	56.4%	53.9%	52.0%	51.0%
Marshall	15.0%	14.9%	12.9%	11.9%
Cheatham	16.9%	17.8%	18.9%	20.0%
Montgomery	3.0%	3.0%	2.6%	2.5%

Growth Opportunities

For the year ended December 31, 2014, the Company’s net loan portfolio declined approximately $4.4 million. The Company has experienced negative loan growth in four out of the last five in which loans declined by a total of approximately $98.7 million as compared to our net loan balance at December 31, 2009. There were many factors that resulted in the Company’s negative loan growth over this period. In 2010, the deployment of more than 15,000 troops from nearby Fort Campbell, Kentucky to Afghanistan resulted in a reduced level of economic activity, lower sales for merchants, weaker demand for most goods and services and reduced tax collections. Furthermore, the deployment of troops occurred during a time of a national recession, further exasperating the weakness in the local economy

Another important factor inhibiting lending growth prior to 2013 was the presence of a Memorandum of Understanding and Agreement (MOU) originally between the Board of Directors of the Corporation, Board of Directors of the Bank and the OTS, the Corporation’s and Banks former regulator. The MOU required the Bank to limit the growth of specific types of lending, including commercial real estate lending. In 2010 and 2011, the MOU’s limitation on commercial real estate made it more difficult for the Bank to experience positive loan growth. The MOU’s limitation on commercial real estate lending was focused on the OTS definition of commercial real estate loan concentrations. In October 2012, the Office of the Comptroller of the Currency (“OCC”) terminated the Bank’s MOU.

In response to the decline in loans balance outstanding, the Company has sought to reduce the level and cost of its interest bearing liabilities. At April 30, 2010, the Company had brokered deposits totaling $104.0 million as compared to $37.1 million at December 31, 2014. The Company has also reduced the balance of Federal Home Loan Bank (“FHLB”) borrowings from $81.9 million at December 31, 2010, to $34.0 million at December 31, 2014. The reduction of FHLB borrowings include early repayments of $35.9 million in borrowings on December 30, 2014, resulting in $2.5 million prepayment penalty. In addition to reducing the level of wholesale funding, the Company’s funding mix has significantly improved, resulting in lower level of interest expenses. At December 31, 2014, total time deposits (including brokered) were $331.9 million, a decline of $50.1 million and $55.1 million as compared to December 31, 2013, and December 31, 2012, respectively. At December 31, 2014, the Company’s time deposit balances accounted for 45.4% of total deposits as compared to 50.1% of total deposits at December 31, 2013, 57.5% at December 31, 2012, and 65.0% at December 31, 2011.

In October 2014, the Company opened a loan production office in Nashville, Tennessee. Nashville is approximately 70 miles from the Company’s headquarters and one of the fastest growing markets in the country. The Company seeks to establish a successful loan production office and use that success to build a modest branch network into the suburban areas surrounding Nashville. As the demographic information on pages four to six suggest, the Nashville metropolitan area provides the Company with an unlimited amount of growth opportunities not found in our more rural markets.

Western Kentucky

Small manufacturing and agri-business interest are the largest drivers of the local economy in our western Kentucky markets. After experiencing a severe drought in 2012, local farmers growing corn, soybeans, and wheat enjoyed record yields in 2013 and satisfactory yields in 2014. Despite falling commodity prices, the combination of recent yields and pricing are sufficient to provide a boost to the entire agri-business sector. Furthermore, higher commodity prices and the presence of crop insurance lessened the effects of the 2012 drought. The current price of land used in agricultural production remain near historical highs.

In western Kentucky, small manufacturing typically revolves around the automotive, transportation, and chemical industries. The manufacturing sector has improved since 2009 as sales of new autos have rebounded. Unemployment rates improved significantly in Western Kentucky due largely to the rebound in auto sales. Christian County, the Company’s home market, has an unemployment rate of 7.0%. For November 2014, unemployment rates in our western Kentucky markets ranged from 5.1% in Todd County to 8.9% in Fulton County. Kentucky’s unemployment rate is 6.0%.

Clarksville, Montgomery County, Tennessee (“Clarksville”)

The Clarksville market is the largest market in which the Company has a significant presence. The Clarksville economy has several large employers and economic drivers including the United States Army’s 101st Airborne Division with approximately 27,000 active duty military personnel assigned to the division. The many services available on the army installation and the community’s modest cost of living have resulted in a sizable military retirement population in the area. Clarksville is also home to Austin Peay State University, a 10,000 student public university as well as a diverse manufacturing sector. The unemployment rate for Clarksville in November 2014 was 6.9%.

The Clarksville, Montgomery County, Tennessee (“Clarksville”) market suffered two setbacks with the announcement in 2012 that the Hemlock Semiconductor plant (production was scheduled to begin in late 2012) would not begin production due to the market conditions surrounding the solar industry. Hemlock terminated approximately 300 employees but the bigger loss is the anticipated growth in employment and economic activity that will not occur in the near future. In late 2014, Hemlock has declared that it will no longer consider opening the plant and is looking to divest of the facility.

The second setback for the Clarksville market occurred in November of 2014 with the news that an Army aviation battalion will be deactivated, resulting in the relocation of 2,400 active duty military personnel and their families from the area. With further staffing cuts within the U.S. Army anticipated due to budget sequestration of 2013, the 101st division could see their active duty headcount reduced by up to 16,000 soldiers. This would result in an estimated $1 billion loss of economic activity to the region. While the Company does not have direct business contact with the majority of military personnel stationed at Fort Campbell, we believe the economic effects to the region could be severe if all proposed military cuts were to materialize.

In October of 2013, Hankook Tires announced that it will build its first U.S. manufacturing facility in Clarksville. Hankook, a South Korean tire company, will invest approximately $800 million in a new facility. Hankook anticipates that tire production will begin in 2016 and will result in approximately 1,800 full time jobs for the local economy. Hankook chose Clarksville due to its ideal location, strong transportation network and its proximity to automotive assembly plants owned by Nissan, Volkswagen, Toyota and General Motors.

Middle Tennessee and Nashville MSA

Cheatham County (“Cheatham”) and Houston County (“Houston”) are located in Middle Tennessee. Both communities are rural and residents of both communities typically rely on employment opportunities in neighboring communities as neither county has a sizeable base of manufacturing jobs. However, Cheatham is located within the Nashville Metropolitan Statistical Area (“Nashville MSA”) and its three largest communities are a 30 minute drive to downtown Nashville. Cheatham’s proximity and easy commute to Nashville has resulted in higher levels of income and population growth as compared to Houston. In November of 2014, the unemployment rates in Cheatham and Houston were 5.6% and 7.8%, respectively. The unemployment rates in the state of Tennessee and the Nashville MSA are 6.8% and 5.1%, respectively.

As supported by the tables below, the Company views Clarksville and the Nashville MSA as communities with the most potential for growth. The Company has established one loan production office in the Nashville MSA in 2014 and will seek to further expand in lending expertise in our Tennessee markets. The Company’s deposit base will allow us to seek loan growth without seeking immediate funding for the growth.

The tables below are a summary of selected information from the 2010 U.S. Census related to the Company’s current market areas:

	2010 Census Estimated Population	Population Change 2000-2010	Median Household Income	Median Value Owner occupied housing units
Christian (Hopkinsville)	73,955	2.3%	$37,061	$95,500
Marshall	31,448	4.4%	$43,326	$96,900
Calloway	37,191	8.8%	$39,194	$105,300
Todd	12,460	4.1%	$36,989	$79,700
Trigg	14,339	13.8%	$41,825	$98,300
Fulton	6,813	-12.1%	$31,965	$55,300
Mongomery (Clarksville)	172,331	27.9%	$48,930	$129,400
Cheatham	39,105	9.0%	$52,585	$155,900
Houston	8,486	4.2%	$33,738	$87,900

Montgomery and Trigg counties are the only markets currently served by the Company with a 10 year population growth rate of more than 10%. Only two markets, Montgomery County and Cheatham County, have median household incomes greater than $43,500 per year, which is the approximate median household income in Tennessee and Kentucky and less that the $51,900 median household income in the United States. The population of the Company’s current footprint is approximately 400,000.

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

Kentucky	Census Population	Change 2000-2010	Household Income	Owner occupied housing units
Henderson	46,250	3.2%	$40,438	$101,200
Hardin (Elizabethtown)	105,543	12.1%	$47,540	$131,900
Daviess (Owensboro)	96,656	5.6%	$42,821	$106,400
McCracken (Paducah)	65,565	0.1%	$41,630	$107,500
Warren (Bowling Green)	113,792	23.0%	$43,954	$135,400
Fayette (Lexington)	295,803	13.5%	$47,469	$159,200
Jefferson (Louisville)	741,096	6.8%	$45,352	$145,900

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

On December 19, 2012, the Company repurchased all outstanding shares of preferred stock at par from the Treasury. The Company did not issue additional capital to repurchase the preferred stock. On January 16, 2013, the Company repurchased the outstanding Warrant from the Treasury for $257,000. The repurchased Preferred Stock was retired in 2013.

Stock Repurchases

On August 29, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 375,000 shares of the Company’s outstanding common stock. On October 31, 2014, the Company announced that it intended to purchase an additional 300,000 shares of common stock and may purchase up to 1.0 million shares for general corporate purchases or employee benefit plans. The latest repurchase program is set to expire on October 31, 2015. For the twelve month period ended December 31, 2014, the Company purchased 298,999 shares of common stock at a weighted average price of $11.71 per share. At December 31, 2014, the Company has purchased a total of 778,383 shares of our common stock at a weighted average price of $12.11 per share.

Subsequent Event – Stock Repurchase

On February 2, 2015, the Company entered into a Stock Purchase Agreement to purchase 534,943 shares of the Company’s common stock at a price of $13.50 per share from Maltese Capital Management, LLC and affiliates (collectively, the “Seller”). The shares represent approximately 7.4% of the Company’s outstanding shares. The Company intends to use the shares at a later date for general corporate purposes and employee benefit plans.

On February 2, 2015, the Company also entered into a Standstill Agreement with the Seller which restricts the Seller or any of its affiliates and persons or entities acting in consent with it from acquiring or offering to acquire shares of the Company’s common stock, either directly or indirectly, for a period of three years from the date of the Agreement unless terminated prior to such date by a written agreement between the parties.

On February 27, 2015, the Company implemented the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees who are at least 21 years old with at least one year of employment with the Company and Heritage Bank USA, Inc. (the “Bank”), the Company’s commercial bank subsidiary. Employer contributions to the ESOP are expected to replace matching and profit sharing contributions to the Heritage Bank 401(k) Plan sponsored by the Bank. The ESOP has three individuals who have been selected by the Company to serve as trustees. A directed corporate trustee has also been appointed. The ESOP will be administered by a committee (the “Committee”) composed of three or more individuals selected by the Company or its designee. Until the Committee is appointed, the trustees will carry out the duties and responsibilities of the Committee.

On March 2, 2015, the ESOP entered into a loan agreement with the Company to borrow up to $13,500,000 to purchase up to 1,000,000 shares common stock (“ESOP Loan”). On the same date, the ESOP purchased an initial block of 600,000 shares from the Company at a cost of $7,884,000 using the proceeds of the ESOP Loan. In accordance with the ESOP Loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP Loan. The ESOP Loan will be repaid principally from discretionary contributions by the Bank to the ESOP over a period ending no later than December 31, 2040. The ESOP Loan documents provide that the ESOP Loan may be repaid over a shorter period, without penalty for prepayments. The interest rate on the ESOP Loan is 3.0%. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the ESOP Loan is repaid. The ESOP shares are dividend paying. Dividends on the shares will be used to repay the ESOP Loan.

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

Lending Activities

General. The total gross loan portfolio totaled $545.8 million at December 31, 2014, representing 58.3% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2014, $186.9 million, or 34.2% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $220.1 million, or 40.3% of the loan portfolio at December 31, 2014, and multi-family residential loans, which were $26.0 million, or 4.7% of the loan portfolio at December 31, 2014. At December 31, 2014, construction loans were $24.2 million, or 4.4% of the loan portfolio, and total consumer and commercial loans totaled $88.6 million, or 16.3% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2014, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$186,891	34.2%	$192,603	34.9%	$203,754	38.0%	$216,095	38.1%	$229,058	37.6%
Multi-family residential	25,991	4.8%	29,736	5.4%	33,056	6.2%	33,739	5.9%	29,416	4.8%
Construction	24,241	4.4%	10,618	1.9%	18,900	3.5%	11,931	2.1%	23,361	3.8%
Non-residential (1)	220,124	40.3%	244,241	44.2%	215,342	40.2%	235,823	41.6%	255,348	41.9%

Total real estate loans	457,247	83.7%	477,198	86.4%	471,052	87.9%	497,588	87.7%	537,183	88.1%

Other loans:
Secured by deposits	8,136	1.5%	3,048	0.6%	3,768	0.7%	4,016	0.7%	4,081	0.7%
Other consumer loans	6,302	1.2%	8,119	1.4%	10,118	1.9%	11,094	2.0%	13,979	2.3%
Commercial loans	74,154	13.6%	64,041	11.6%	50,549	9.5%	54,673	9.6%	54,439	8.9%

Total other loans	88,592	16.3%	75,208	13.6%	64,435	12.1%	69,783	12.3%	72,499	11.9%

	545,839	100.0%	552,406	100.0%	535,487	100.0%	567,371	100.0%	609,682	100.0%

Deferred loan cost, net	(286)		(92)		146		251		363
Allowance for loan losses	(6,289)		(8,682)		(10,648)		(11,262)		(9,830)

Total	$539,264		$543,632		$524,985		$556,360		$600,215

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2014, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, and overdrafts are reported as due in one year or less.

	Due the year ending December 31,			3 through 5 years after December 31, 2015	5 through 10 years after December 31, 2015	10 through 15 years after December 31, 2015	Due 15 years after December 31, 2015	Total
	2015	2016	2017
	(Dollars In Thousands)
One-to-four family residential	$6,051	2,455	2,960	21,734	51,384	28,145	74,162	186,891
Multi-family residential	2,157	2,081	95	1,454	7,266	8,234	4,704	25,991
Construction	9,143	1,587	—	9,292	4,075	144	—	24,241
Non-residential	24,192	5,575	14,838	53,331	41,954	48,615	31,619	220,124
Secured by deposits	1,316	5,863	275	663	19	—	—	8,136
Other	25,494	11,322	5,917	22,670	11,124	3,839	90	80,456

Total	$68,353	28,883	24,085	109,144	115,822	88,977	110,575	545,839

The following table sets forth at December 31, 2014, the dollar amount of all loans due after December 31, 2015, which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$45,709	$135,131
Multi-family residential	10,733	13,101
Construction	10,484	4,614
Non-residential	99,809	96,123
Other	47,475	14,307

Total	$214,210	$263,276

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

CRE loans secured by non-farm, non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are generally excluded from the guidance. Using the instructions provided in the FDIC call report, the Bank has calculated that $145.6 million of our loan portfolio, or 134.1% of the Bank’s risk based capital, consists of properties classified as non-owner occupied commercial real estate which includes all loans secured by multi-family properties, all construction and land development loans and certain other commercial real estate loans identified by regulations as non-owner occupied. Included in the definition of commercial real estate are $24.2 million in construction loans and $26.7 million in land development loans, representing 22.3% and 24.6% of our risk based capital, respectively. Both of our concentration categories are within regulatory guidelines and appear reasonable to management at this time. However, the Company continues to experience below average credit performance in our land development portfolio. At December 31, 2014, $11.0 million, or approximately 41.1%, of the Company’s land development loans are classified as substandard. The Company’s land portfolio accounts for approximately 4.9% of the Company’s total loan portfolio. However, the Company’s land loans classified as substandard equal 29.3% of all loans classified as substandard by the Company. The Company has not originated a new land development loan since 2012.

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

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Loan originations:
One-to-four family residential	$52,357	$38,783	$84,559
Multi-family residential	6,717	11,078	4,489
Construction	31,344	20,238	21,361
Non-residential	46,426	73,048	71,051
Other	69,300	57,462	51,892

Total loans originated	206,144	200,609	233,352

Loan reductions:
Transfer to other real estate owned	1,579	1,379	2,285
(Increase) decrease in deferred loan origination fees, net of income	194	238	105
Increase (decrease) in allowance for loan losses	(2,393)	(1,966)	(614)
Loans sold	33,096	16,943	47,749
Transfer to loans held for sale	6,987	—	—
Loan principal payments	171,049	165,368	215,202

Net increase (decrease) in the loan portfolio	($4,368)	$18,647	($31,375)

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

The Bank offers a fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2014, the Bank’s 1-4 family loan servicing portfolio was approximately $25.0 million.

The Bank is permitted to lend up to 100% of the appraised value of the residential real property securing a mortgage loan. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. At December 31, 2014, the Bank held approximately $3.6 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2014, approximately $47,000 are in non-accrual status and $19,000 were past due more than 30 days but less than 89 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a commercial bank to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to approximately $16.4 million at December 31, 2014. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2014, one-to-four family residential mortgage loans totaled approximately $186.9 million, or 34.2% of the Bank’s loan portfolio. The Bank originated approximately $32.8 million in loans that were sold in the secondary market with servicing released. At December 31, 2014, the Bank had approximately $1.5 million in one-to-four family residential real estate loans past due more than ninety days or in non-accrual status. At December 31, 2014, the Company’s allowance for loan loss included $1.4 million for one to four family residential lending.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2014, 76.3% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consists of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2014, approximately $152.7 million of the Bank’s residential mortgage portfolio consisted of closed end first and junior liens. Such loans are originated for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In 2004, the Bank increased its margin on its adjustable rate loans to 3.00%.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2014, $45.7 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans that will mature after December 31, 2015. To further reduce its interest rate risk associated with such loans, the Bank may rely upon FHLB advances with similar maturities to fund such loans. See “— Deposit Activity and Other Sources of Funds — Borrowing.”

At December 31, 2014, the Bank had $34.2 million in home equity lines of credit outstanding and $29.8 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

The retention of adjustable rate loans in the Bank’s portfolio helps reduce, but does not eliminate, the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward re-pricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. This risk is heightened by the Bank’s prior practice of offering its adjustable rate mortgages with a 2.0% limitation on annual interest rate adjustments. Accordingly, there can be no assurance that yields on the Bank’s adjustable rate loans will fully adjust to compensate for increases in the Bank’s cost of funds.

Finally, adjustable rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although the 2.0% limitation on annual decreases in the loans’ interest rate tends to offset this effect. In times of declining interest rates, borrowers often refinance into fixed rate loan products, limiting the Bank’s ability to significantly increase its interest rate margin on adjustable rate loans in a declining interest rate market. In times of increasing interest rates, the 2.0% annual cap on increases in the interest rates tends to reduce refinancing activity and reduce the Bank’s net interest margin.

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

At December 31, 2014, the Bank’s loan portfolio included $24.2 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2014, approximately $5.9 million of construction loans were for one to four family dwellings, approximately $1.8 million of construction loans were for multi-family dwellings and $16.5 million were for non-residential real estate. At December 31, 2014, there were no construction loans past due more than ninety days or in non-accrual status. At December 31, 2014, the Company’s allowance for loan loss included $146,000 in the general reserve for construction loans.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2014, the Bank had $26.0 million of multi-family residential loans, which amounted to 4.7% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, farmland, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2014, the Bank had approximately $220.1 million of such loans, which comprised 40.2% of its loan portfolio.

At December 31, 2014, non-residential real estate loans consisted of $42.9 million in farmland, $68.5 million in non-owner occupied properties, and $82.0 million in owner occupied commercial real estate and $26.7 million in raw land. The Company currently has no land under development and all lots are completed and available for sale. At December 31, 2014, approximately $11.0 million, or 41.1% of the Company’s land portfolio is classified as substandard, $2.2 million, or 5.3% of the Company’s farmland portfolio is classified as substandard and $13.3 million, or 8.8% of the Company’s commercial real estate portfolio, is classified as substandard. Together, these three categories represent 70.8% of all substandard loans. The reduction of loans classified as substandard remains a high priority for management.

At December 31, 2014, the inventory of land loans includes 131 lots available for sale compared to 297 lots available for sale at December 31, 2013. At December 31, 2014, the Company’s aggregate loan balance for loans secured by developed lots was $3.4 million representing an average loan balance of $26,300 per lot. At December 31, 2013, the Company held land loans secured by develop lots of $10.8 million and the average lot has a loan balance of approximately $36,300. Also at December 31, 2014, the Company has $16.8 million in land loans on property that is designated for future development with which no meaningful infrastructure has been started. These loans represent 1,247 acres of land with an average price per acre of approximately $13,500. At December 31, 2013, the Company has $23.8 million in land loans on property that is designated for future development in which no meaningful infrastructure has been started. These loans represent approximately 1,322 acres of land with an average price per acre of approximately $14,000. At December 31, 2014, the remaining $6.5 million in land loans is classified as land for personal use.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or non-residential real estate loans are made. At December 31, 2014, $95,000 of multi-family loans were past due more than 90 days or classified as non-accrual. At December 31, 2014, there were $1.2 million in non-residential real estate that were past due by 90 days or more or classified as non-accrual and $215,000 in loans secured by raw land that were past due by 90 days or more or classified as non-accrual. Also at December 31, 2014, $115,000 of loans secured by farmland were past due more than 90 days or classified as non-accrual.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 100% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2014, loans on deposit accounts totaled $8.1 million, or 1.5% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by management, and closed end home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2014, all other consumer loans accounts totaled $6.3 million, or 1.1% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2014, no consumer loans are delinquent 90 days or more or classified as non-accrual. At December 31, 2014, the Company’s allowance for loan loss included $494,000 for consumer loans.

In 2013, the Company instituted a centralized lending function for all residential real estate and consumer loans. The centralized process allows for a more standardized and consistent credit decision, a more efficient use of Company resources and allows provides for a concentrating of the Company’s compliance and documentation expertise. In 2015, the centralized documentation process will be expanded to include all loan originations.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2014, the Bank’s commercial loans amounted to $74.2 million, or 13.6% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by business assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2014, there was $90,000 in commercial loans delinquent 90 days or more or classified as non-accrual. At December 31, 2014, the Company’s allowance for loan loss included $504,000 in reserve for commercial loans.

In 2014, the Company experienced a decline in net charge offs as compared to 2013. In 2014, the Company’s net charge offs were $120,000, as compared to $3.6 million, $2.9 million and $4.5 million in 2013, 2012 and 2011, respectively. In 2014, the Company’s net charge offs included $798,000 in recoveries of loans secured by non-residential real estate, net charge offs of $202,000 in commercial loans, $306,000 in consumer loans, $129,000 in construction and land development loans and $280,000 in loans secured by 1-4 family residences.

At December 31, 2014, the Company’s level of classified loans to risk based capital is 33.6%. The Company seeks to reduce this ratio to at least 30%. To make further reductions in the level of classified assets, management will focus on a limited number but significant loan relationships secured by land and commercial real estate. To assist in the reduction of the level of classified loans to capital, management has developed a special assets division to more closely monitor and work with classified assets. As a part of these efforts, management has reduced its exposure to classified assets in specific categories and / or to specific customers. The strategy worked to reduce the level of classified assets but resulted in lower loan balances in 2014.

Non-accrual Loans and Other Problem Assets

The Bank’s non-accrual loans totaled 0.58% of total loans at December 31, 2014. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 0.55% at December 31, 2014.

The following table sets forth information with respect to the Bank’s non-accrual loans at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—

Total	—	—	—	—	—

Non-Accrual Loans:
Construction	—	175	—	—	1,541
Multi-family	95	—	38	—	301
Residential real estate	1,501	948	2,313	2,309	1,662
Land	215	1,218	2,768	1,330	363
Non-residential real estate	1,159	6,546	1,134	2,231	1,043
Farmland	115	703	648	—	—
Consumer	—	13	145	9	23
Commercial	90	463	617	254	97

Total non-accrual loans	$3,175	$10,066	$7,663	$6,133	$5,030

Percentage of total loans	0.58%	1.82%	1.43%	1.08%	0.82%

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

Assets classified as substandard or doubtful require a commercial bank to conduct an impairment test to determine if the establishment of a specific reserve against the allowance for loan loss account is necessary. Typically, the basis for a loan impairment test is the current market value of the collateral, discounted to allow for selling and carrying cost. Typically, new appraisals on 1-4 family properties are discounted 10% to 15% from the appraised value while land and commercial real estate are discounted at 15% to 25% of new appraised values depending on the perceived marketability of the property.

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

State and federal examiners may disagree with management’s classifications. If management does not agree with an examiner’s classification of an asset, it may appeal this determination to the appropriate supervisory examiner with the KDFI and FDIC. Management regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2014, the Bank had $37.4 million in loans classified as substandard. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by ASC 942-310-45-1. At December 31, 2014, and including our most recent examination, there were no material disagreements between examiners, auditors and management regarding risk grading or the funding of the allowance for loan loss account.

During the third and fourth quarter of 2012, the level of classified loans began to decline from their highest levels and have continued to decline into 2013. The improved level of classified loans occurred as the Company received updated financial information and saw a select number of customers seek financing elsewhere. At December 31, 2014, our classified asset to risk based capital ratio was 33.6%. The Company’s long term goal is to maintain a classified capital to risk based capital ratio at or below 30%.

The tables below provide a summary of loans classified by the Bank as special mention, substandard and doubtful by category for the years ended December 31, 2014, and December 31, 2013. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

December 31, 2014	Special Mention	Substandard	Doubtful	Specific Allowance for Impairment
One-to-four family residential	$203	4,219	—	51
Home equity line of credit	—	757	—	—
Junior lien	40	37	—	—
Multi-family	2,904	3,021	—	—
Construction	—	—	—	—
Land	362	10,964	—	663
Non-residential real estate	5,492	13,250	—	738
Farmland	516	2,237	—	—
Consumer	21	299	—	62
Commercial	325	2,583	—	—

Total	$9,863	37,367	—	1,514

December 31, 2013	Special Mention	Substandard	Doubtful	Specific Allowance for Impairment
One-to-four family residential	$814	5,087	—	597
Home equity line of credit	—	641	—	—
Junior lien	43	79	—	—
Multi-family	—	—	—	—
Construction	—	175	—	—
Land	52	14,730	—	771
Non-residential real estate	515	14,133	—	465
Farmland	480	5,346	—	—
Consumer	—	440	—	96
Commercial	526	2,013	—	—

Total	$2,430	42,644	—	1,929

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

The classification of a loan as a TD R may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin. At December 31, 2013, the Company had no loans classified as TDR. At December 31, 2012, the Company had $14.1 million in loans classified as TDR, with $11.0 million of reported TDR’s performing as agreed by the loans modified terms. At December 31, 2012, non-performing TDRs included $2.8 million in land loans, $44,000 in loans secured by farmland, $100,000 secured by junior liens on 1-4 family properties and $119,000 in commercial loans. At December 31, 2012, the Company had $1.0 million in specific reserves of the allowance for loan loss account allocated to loans classified as performing TDRs and no specific reserves for non-performing TDRs. A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2014, can be found in the table below:

	Balance at December 31, 2013	New TDR	Loss on Foreclosure	Transfer to Held for Sale	Balance at December 31,2014
(Dollars in Thousands)
One-to-four family mortgages	—	—	—	—	—
Junior Lien	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Non-residential real estate	—	10,271	—	(6,987)	3,284
Land	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	—

Total TDR	—	10,271		(6,987)	3,284

A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2013, can be found in the table below:

	Balance at 12/31/12	New TDR	Loss or Foreclosure	Removed due to Payment or Performance	Removed from (Taken to) Non-accrual	Balance at 12/31/13
	(Dollars in Thousands)
One-to-four family mortgages	$1,888	242	—	(1,863)	(267)	—
Home equity line of credit	—	—	—	—	—	—
Junior Lien	96	—	—	(10)	(86)	—
Multi-family	234	—	—	(234)	—	—
Construction	4,112	—	—	—	(4,112)	—
Land	656	2,649	(393)	(656)	(2,256)	—
Non-residential real estate	3,173	266	(864)	—	(2,575)	—
Farmland	865	—	—	(865)	—	—
Consumer loans	5	—	—	(5)	—	—
Commercial loans	9	222	—	(231)	—	—

Total performing TDR	$11,038	3,379	(1,257)	(3,864)	(9,296)	—

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

Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. The value of other real estate owned is periodically evaluated, no less than annually, to ascertain its current market value. Additional reductions in market value are recognized as an expense through a charge to losses on real estate owned. At December 31, 2014, the Bank’s real estate and other assets owned totaled $1.9 million. The following table sets forth information with respect to the Bank’s real estate and other assets owned at December 31, 2014, December 31, 2013, and December 31, 2012:

	2014	2013	2012
	(Dollars in Thousands)
One-to-four family first mortgages	$159	350	258
Construction	—	—	130
Land	1,768	1,124	1,112
Non-residential real estate	—	200	44
Consumer loans	—	—	4

Total real estate and other assets owned	$1,927	1,674	1,548

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$8,682	10,648	11,262	9,830	8,851
Loans charged off:
Commercial loans	(501)	(2,802)	(2,727)	(3,596)	(4,354)
Consumer loans and overdrafts	(415)	(649)	(510)	(371)	(472)
Residential real estate	(316)	(993)	(447)	(908)	(464)

Total charge-offs	(1,232)	(4,444)	(3,684)	(4,875)	(5,290)

Recoveries	1,112	874	795	386	299

Net loans charged off	(120)	(3,570)	(2,889)	(4,489)	(4,991)

Provision for loan losses	(2,273)	1,604	2,275	5,921	5,970

Balance at end of period	$6,289	8,682	10,648	11,262	9,830

Ratio of net charge-offs to average loans outstanding during the period	0.03%	0.66%	0.52%	0.76%	0.79%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$1,393	34.2%	$2,305	34.9%	$3,094	38.0%	$3,325	38.1%
Construction	146	4.4%	88	1.9%	256	3.5%	139	2.1%
Multi-family residential	85	4.8%	466	5.4%	524	6.2%	1,201	5.9%
Non-residential	3,667	40.3%	4,534	44.2%	5,817	40.2%	5,003	41.6%
Secured by deposits	—	1.5%	—	0.6%	—	0.7%	—	0.7%
Other loans	998	14.8%	1,289	13.0%	957	11.4%	1,594	11.6%

Total allowance for loan losses	$6,289	100.0%	$8,682	100.0%	$10,648	100.0%	$11,262	100.0%

	At December 31, 2010
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
One-to-four family	$1,455	37.6%
Construction	657	3.8%
Multi-family residential	2,022	4.8%
Non-residential	4,890	41.9%
Secured by deposits	—	0.7%
Other consumer loans	806	11.2%

Total allowance for loan losses	$9,830	100.0%

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

At December 31, 2014, securities with an amortized cost of $297.8 million and an approximate market value of $303.6 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Corporation or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. Of the $82.2 million mortgage-backed security portfolio and $28.0 million CMO portfolio at December 31, 2014, approximately $34.1 million were originated through GNMA, approximately $67.9 million were originated through FNMA, and approximately $8.2 million were originated through FHLMC.

At December 31, 2014, the Company’s mortgage backed security portfolio included approximately $5.1 million in GNMA mortgages securities used in the construction of a hospital and approximately $24.6 million in other securities used to finance multi-family housing. Securities used to finance multi-family properties and other projects typically have longer dated amortization schedules, substantial prepayment penalties and balloon maturities due in five to ten years. These securities are desirable in low or declining rate markets in which prepayment speeds on single family mortgage securities speed up.

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

At December 31, 2014, the Company owned $9.6 million in securities collateralized by federally insured student loans. These securities are floating rate and are indexed to one month libor and reset each quarter. The collateral provides approximately 97% guarantee of SLMA and current have a weighted average book value equal to 93.2% of par. Beginning January 1, 2015, Basel III places new and excessive risk weighting requirements on specific support bonds, including $3.9 million in bonds owned by the Company. The risk weightings on the $3.9 million in support bonds will increase from 20% to approximately 1250%, making it difficult to sell these bonds at current market prices.

The Company currently owns one corporate bond. The bond has a par value and market value of $2.0 million. The security was issued by General Electric Capital Corporation at three month libor plus 0.80% and matures in April 2020. The security is currently rated as investment grade. The Company currently owns a trust preferred security issued as a private placement by First Financial Services Corporation of Elizabethtown, Kentucky (“FFKY”). The security has a $2.0 million face value, a par value of $1.6 million and a market value of $1.5 million. On December 31, 2014, FFKY has deferred dividend payments on the security and the Company was not accruing interest. On January 1, 2015, FFKY was purchased by Community Bank Shares of Indiana (“CBIN”). CBIN terminated the interest extension for the securities by transferring funds to the debentures trustees to pay all interest payments due through March 15, 2015. See note 2 of the Audited Financial Statements for more information concerning this security.

Amortizing U.S. Agency securities owned by the Company are similar in structure to mortgage backed securities. The Company owns two types of amortizing agency securities, both of which are issued with the full faith and credit guarantee of the Small Business Administration (SBA). The Small Business Investment Corporation (SBIC) bonds include pools of SBA loans for business equipment with a ten year maturity. The Small Business Administration Participation Notes (SBAP) has a twenty year maturity and is secured by pools of commercial real estate loans guaranteed by the SBA. Both investments provide superior yields to mortgage backed securities with a credit rating equal to GNMA and superior to FHLMC and FNMA. Historically, the actual cash flows and prepayment speeds for SBIC and SBAP bonds are typically slower than similar maturities for mortgage backed securities due to the cost of refinancing SBA loans. At December 31, 2014, the Company owns $16.6 million in SBIC notes, $3.5 million in floating rate SBA pools and $62.8 million at SBAP notes. At December 31, 2014, the company owns $646,000 in an amortizing note issued by the FHLMC.

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)
FHLB stock, restricted	$4,428	4,428	4,428
Securities available for sale:
U.S. Treasury securities	3,980	—	—
U.S. Agency securities, non-amortizing	24,172	13,148	12,362
U.S. Agency securities, amortizing	79,080	106,875	140,416
Mortage-backed securities	110,167	103,813	114,295
Tax free municipal bonds	61,047	65,459	74,047
Taxable municipal bonds	12,043	18,057	13,736
Corporate bonds	2,007	1,984	—
SLMA CMO	9,643	8,085	—
Trust preferred security	1,489	1,489	1,489

Total investment securities	$308,056	$323,338	360,773

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for non-amortizing U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2014. At such date, $11.2 million of the non-amortizing agency securities were callable and/or due on or before March 31, 2015, and $13.0 million were not callable. In addition, approximately $79.0 million in small business administration amortizing bonds require periodic principal payments. At December 31, 2014, $50.4 million of tax free municipals and $6.8 million of taxable all municipal securities were callable between January 2015 and February 2022. The average yield for the tax free municipal security portfolio is quoted as a taxable equivalent yield. The tax free bond maturing in 2015 provides a tax credit to the Bank and no additional interest income.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
.	(Dollars in thousands)
Non-amortizing U.S. agency securities	$—	—%	$10,998	1.72%	$13,820	2.25%	$—	n/a	$24,818	$24,818	2.02%

Taxable municipal bonds	$—	—%	$500	3.62%	$6,336	3.53%	$5,207	3.09%	$12,043	$12,043	3.34%

Tax free municipal bonds	$4,927	—%	$6,340	4.06%	$21,096	4.87%	$28,684	5.79%	$61,047	$61,047	5.03%

Trust preferred	—	—	—	—	—	—	$1,489	n/a	$1,489	$1,489	n/a

Corporate bonds	—	—	—	—	$2,007	1.04%	—	n/a	$2,007	$2,007	1.04%

U.S. Treasury bonds	—	—	$3,980	0.91%	—	n/a	—	n/a	$3,980	$3,980	0.91%

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

In 2014 and 2013, weak loan demand and high levels of liquidity have made it difficult to maintain a desirable level of profitability. Therefore, management is placing an emphasis on reducing the Bank’s cost of funds ratio. The reduction in cost of funds will be accomplished by changing the deposit mix and overall funding mix of the Bank. First, we continue to place a strong marketing emphasis on non-interest bearing checking accounts. In both 2014 and 2013, we opened more than 4,000 non-interest checking accounts and saw the average balance of non-interest checking accounts increase by $12.5 million and $8.1 million, respectively, for the years ended December 31, 2014 and December 31, 2013, respectively. While growing transaction accounts, we have successfully reduced our interest expense for time deposits. This reduction was accomplished by allowing higher costing deposits to re-price to lower levels or leave the Bank. At December 31, 2014, total time deposits were $331.9 million, a decline of $50.1 million and $105.2 million as compared to December 31, 2013, and December 31, 2012, respectively.

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2014, the Bank had $37.1 million in brokered deposits as compared to $46.3 million at December 31, 2013. Given the high level of liquidity maintained by the Bank, it is our current practice to not replace the majority of brokered time deposits once they mature or, where applicable, the Bank tenders a call on the deposit. All brokered deposits are FDIC insured.

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

Deposits in the Bank at December 31, 2014, were represented by the various types of deposit programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
— %	None	Non-interest bearing	$100	$115,051	15.7%
0.05%*	None	Interest checking accounts	1,500	186,616	25.5%
0.10%	None	Savings & money market	10	97,726	13.4%

				399,393	54.6%

		Certificates of Deposit
0.12%	3 months or less	Fixed-term, fixed rate	1,000	41,241	5.6%
0.22%	3 to 12 months	Fixed-term, fixed-rate	1,000	98,467	13.5%
0.44%	12 to 24-months	Fixed-term, fixed-rate	1,000	137,147	18.8%
0.97%	24 to 36-months	Fixed-term, fixed-rate	1,000	32,175	4.4%
0.85%	36 to 48-months	Fixed-term, fixed-rate	1,000	15,299	2.1%
1.10%	48 to 60-months	Fixed-term, fixed rate	1,000	7,586	1.0%

				331,915	45.4%

				$731,308	100. 0%

*	Represents current interest rate offered by the Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2014		2013		2012
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$284,607	$356,069	$250,895	$407,000	$219,747	$486,647
Average Rate	0.51%	1.16%	0.56%	1.41%	0.60%	1.90%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2014	% of Deposits	Increase (Decrease) from December 31, 2013	Balance at December 31, 2013	% of Deposits	Increase (Decrease) from December 31, 2012
	(Dollars in thousands)
Non-interest bearing	$115,051	15.7%	$9,799	$105,252	13.8%	$11,169
Interest checking	186,616	25.5%	2,973	183,643	24.1%	36,596
Savings & MMDA	97,726	13.4%	5,620	92,106	12.0%	10,463
Time deposits	331,915	45.4%	(50,081)	381,996	50.1%	(55,096)

Total	$731,308	100.0%	$(31,689)	$762,997	100.0%	$3,132

	Balance at December 31, 2012	% of Deposits	Increase (Decrease) from December 31, 2011	Balance at December 31, 2011	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$94,083	12.4%	$14,533	$79,550	9.9%
Interest checking	147,047	19.4%	16,933	130,114	16.3%
Savings & MMDA.	81,643	10.7%	11,200	70,443	8.8%
Time deposits	437,092	57.5%	(82,896)	519,988	65.0%

Total	$759,865	100.0%	$(40,230)	$800,095	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)
0.01 - 2.00%	$252,416	$292,992	$276,231
2.01 - 4.00%	79,408	89,002	159,664
4.01 - 6.00%	91	2	1,197

Total	$331,915	$381,996	$437,092

The following table sets forth the amount and maturities of time deposits at December 31, 2014.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$121,683	$75,764	32,175	$22,794	$252,416
2.01 - 4.00%	18,025	61,383	—	—	79,408
4.01 - 6.00%	—	—	—	91	91

Total	$139,708	$137,147	$32,175	$22,885	$331,915

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2014.

Maturity Period	Certificates of Deposit
(In millions)
Three months or less	$23,258
Over three through six months	10,571
Over six through 12 months	36,191
Over 12 months	99,313

Total	$169,333

Certificates of deposit at December 31, 2014, included approximately $169.3 million of deposits with balances of $100,000 or more, compared to $200.2 million and $222.0 million at December 31, 2013, and December 31, 2012, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Deposits	$155,837	$180,643	$174,825
Withdrawals	(191,863)	(181,235)	(222,546)

Net increase (decrease) before interest credited	(36,026)	(592)	(47,721)
Interest credited	4,337	3,724	7,491

Net increase (decrease) in deposits	($31,689)	$3,132	$(40,230)

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $34.0 million at December 31, 2014, and are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank’s loan portfolio. On December 30, 2014, the Company prepaid $35.9 million in FHLB advances and incurred a prepayment penalty of $2.5 million. To assist in the funding of this prepayment, the Company borrowed $15.0 million with a maturity of one month and $15.0 million with a maturity of six months.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. At December 31, 2014, the three-month Libor rate was 0.25%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement calls for the Bank to pay a fixed rate of 7.27% until October 8, 2015, on $10 million and receive payment equal to the three month libor plus 3.10%. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. At December 31, 2014, the cost to the Bank to terminate the swap is approximately $390,000.

Repurchase Agreements

The Company offers cash management customers an automated sweep account of excess funds from checking accounts into repurchase accounts. Prior to 2011, this product was the preferred method to provide commercial deposit customers the opportunity to earn interest income on demand deposit accounts. Repurchase balances are overnight borrowings from customers and are not FDIC insured but are fully collateralized by specific securities in the Company’s investment portfolio. In addition to customer repurchase agreements, the Company has two long term repurchase agreements with large money center banks that are secured by individual investment securities. At December 31, 2014, the Company’s retail repurchase agreements total $51.4 million. In addition, the Company has one term repurchase agreement. The Company has a $6.0 million term repurchase agreement with an interest rate of 4.36% maturing on September 18, 2016.

Subsidiary Activities

The Bank owns JBMM, LLC, a wholly owned, limited liability company, owns and manages the Bank’s other real estate and other assets owned. The Bank owns Heritage Interim Corporation, a Tennessee corporation established to facilitate the acquisition of a bank in Tennessee. The proposed acquisition was terminated in August of 2013. The Bank owns Heritage USA Title, LLC, which sells title insurance to the Bank’s real estate loan customers.

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

Kentucky Taxation

Kentucky corporations, such as HopFed Bancorp, Inc., are subject to the Kentucky corporation income tax and the Kentucky corporation license (‘franchise”) tax. The income tax is imposed based on the following rates: 4% of the first $50,000 of net taxable income allocated or apportioned to Kentucky; 5% of the next $50,000; and 6% of taxable net income over $100,000. All dividend income received by a corporation is excluded for purposes of arriving at taxable net income.

Tennessee Taxation

The Company and all subsidiaries are subject to Tennessee Franchise and Excise tax on apportioned capital and apportioned income.

Heritage Bank USA, Inc.

State chartered banks are not subject to the Kentucky corporation tax.

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

At June 30, 2014, the Bank had a 13.1% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Planters Bank of Kentucky with a 9.4% deposit market share, Community Financial Services Bank with a 8.6% deposit market share, U.S. Bank N/A with a 8.3% market share, and Branch Bank & Trust of North Carolina with an 7.9% deposit market share and Regions Bank of Birmingham, Alabama with a 7.1% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2014, the Company and the Bank had 262 full-time equivalent employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

Supervision and Regulation

General. The Company is a bank holding company registered with the Board of Governors of the FRB System (the “FRB”). We are subject to examination and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the FRB.

In general, the BHCA and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company that elects to be treated as a financial holding company, however, may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and FRB regulations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the FRB that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations, or both.

As a Kentucky-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Kentucky Department of Financial Institutions (“KDFI”) and by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the KDFI, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, extensively restructured financial institution regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector. The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions.

The Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, and granted it broad rulemaking, supervisory and enforcement powers under a broad range of federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB also has the authority to seek to uncover unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Dodd-Frank Act also established the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies, including financial institutions, with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rule making and will take effect over several years. The overall financial impact on us and our subsidiaries or the financial services industry generally cannot be anticipated at this time.

Holding Company Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “-Bank Capital Requirements.”

The FRB has adopted a policy statement that generally exempts bank holding companies with less than $500 million in consolidated assets from its regulatory capital requirements. As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications. In December 2014, federal legislation was enacted that requires the FRB to revise this policy statement to exempt bank holding companies having less than $1 billion of consolidated assets from its holding company capital requirements, provided that such companies are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and do not have a material amount of debt or equity securities outstanding that are registered with the SEC. The FRB has issued a proposed amendment to its policy statement to implement the recent legislation’s increase in the size threshold for qualification for the small holding company exemption. Although our asset size would qualify for the exemption provided by the amended policy statement, we believe that the Company will remain subject to consolidated regulatory capital requirements because its equity securities are registered with the SEC.

Bank Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Through December 31, 2014, the FDIC’s capital adequacy regulations required the Bank to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution had received the highest possible rating on its most recent examination) of total adjusted assets, and (3) total capital equal to 8% of total risk-weighted assets. Tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual banks. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. An institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. The risk weights imposed by the regulations effective through December 31, 2014 ranged from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

In July 2013, the federal bank regulatory agencies issued a final rule to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The final Basel III rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (“banking organizations”). The final rule became effective for the Bank and the Company on January 1, 2015.

Among other things, the final Basel III capital rule establishes a new common equity Tier 1 (or CET1) capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, establishes new limitations on the inclusion in regulatory capital of deferred tax assets and mortgage servicing rights, and expands the recognition of collateral and guarantors in determining risk-weighted assets.

In addition to higher capital requirements, the Basel III capital rule requires banking organizations to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% CET1 capital, 8.5% Tier 1 capital and 10.5% total capital on a fully phased-in basis.

Prompt Corrective Action. Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations in effect through December 31, 2014, an institution was deemed to be “well capitalized” if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was “adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution was “undercapitalized” if it had a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution was deemed to be “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution was considered to be “critically undercapitalized” if it had a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any savings institution that is not “adequately capitalized” to take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the institution’s activities may be restricted.

The final Basel III capital rule adjusted the prompt corrective action categories effective January 1, 2015. As amended, the prompt corrective action rules incorporate a CET1 capital requirement and increase the requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is now required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 4.5% CET1 risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well-capitalized, a banking organization is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% CET1 risk-based capital ratio and a 5% Tier 1 leverage ratio.

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by June 30, 2020. It is intended that insured institutions with assets of $10 billion or more will fund the increase.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments. Assessments are based on an insured institution’s classification among four risk categories determined from their examination ratings and capital and other financial ratios. The institution is assigned to a category and the category determines its assessment rate, subject to certain specified risk adjustments. Insured institutions deemed to pose less risk to the deposit insurance fund pay lower assessments, while greater risk institutions pay higher assessments. In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. Under such final rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of deposits, which was the FDIC’s prior practice. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points, based on an institution’s risk classification and possible risk adjustments.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Ratio of Earnings to Fixed Charges.

The table below is a Company’s computation of earnings to fixed charges for the years ended December 31, 2014, through December 31, 2011 (All dollars in thousands).

	2014	2013	2012	2011
Including interest on deposits
Earnings
Pre-tax income	$1,998	$4,406	$4,886	$3,404
Add: fixed charges from below	8,879	10,581	14,877	18,415

	$10,877	$14,987	$19,763	$21,819

Fixed Charges:
Total interest expense	$8,879	$10,581	$14,877	$18,415
Preference stock dividend	—	—	1,526	1,394

Including preference security dividend	$8,879	$10,581	$16,403	$19,809

Ratio of earnings to fixed charges	$1.24	$1.42	$1.33	1.18

Including preference security dividend	$1.24	$1.42	$1.20	1.10

Excluding interest on deposits
Earnings
Pre-tax income	$1,998	$4,406	$4,886	$3,404
Add: fixed charges from below	3,276	3,467	4,306	4,208

	$5,274	$7,873	$9,192	$7,612

Fixed Charges:
Total interest expense excluding
interest paid on deposits	$3,276	$3,467	$4,306	$4,208
Preferred stock dividend	—	—	1,526	1,394

Including preference security dividend	$3,276	$3,467	$5,832	$5,602

Ratio of earnings to fixed charges	$1.61	$2.27	$2.13	1.81

Including preference security dividend	$1.61	$2.27	$1.58	1.36

Limitations on Capital Distributions. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which provides that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In a recent Supervisory Letter, the FRB staff has stated that, as a general matter, bank holding companies should eliminate cash dividends if net income available to shareholders for the past four quarters, net of dividends previously paid, is not sufficient to fully fund the dividend. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

The KDFI limits the amount of dividends that can be paid by a state chartered commercial bank to its holding company. The limit is established by adding the current year’s net income plus the prior two years net income. The Bank must reduce the amount of accumulated net income over the last two years plus the current year by the amount of dividends paid to the Corporation during the same period of time. At December 31, 2014, the Bank could not pay an additional cash dividend to the Corporation without the prior approval of the KDFI.

Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

Transactions with Affiliates and Insiders. Generally, transactions between commercial banks or its subsidiaries and its affiliates are required to be on terms as favorable to the commercial bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the commercial bank’s capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a commercial bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The KDFI and FDIC have the discretion to treat subsidiaries of commercial banks as affiliates on a case-by-case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the KDFI and FDIC. These conflict of interest regulations and other statutes also impose restrictions on loans to insiders. Among other things, such loans must generally be made on terms that are substantially the same as for loans to unaffiliated individuals. In addition, under the Dodd-Frank Act, the Bank is prohibited from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2014.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2014.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal agencies, including the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company’s regulatory compliance is costly and certain types of activities, including the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits and locations of offices are subject to regulatory approval and may be limited by regulation. The Company is also subject to regulatory capital rules by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are being implemented over time and most are subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act are implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The regulatory changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements, increase our regulatory compliance burden or otherwise adversely affect our business.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2015 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio. As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2015 and beyond.

Holders of HopFed Capital Trust I have rights that are senior to those of the Company’s common shareholders.

The Company has issued trust preferred securities from a special purpose trusts and accompanying junior subordinated debentures. At December 31, 2014, HopFed had outstanding trust preferred securities of $10.3 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures HopFed issued to the trusts are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of the Company’s , dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to the Company’s common shareholders. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

New capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

In July 2013, the Board of Governors of the Federal Reserve Bank approved the final rule for BASEL III capital requirements for all commercial banks charted in the United States of America. The rule will implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% percent to 6.0% percent and includes a minimum leverage ratio of 4.0% for all banking organizations. The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018.

The application of more stringent capital requirements for HopFed Bancorp and Heritage Bank, may, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term and increase the cost of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

We originate commercial real estate loans, construction and development loans, consumer loans, loans secured by farmland and residential mortgage loans primarily within our market area. Commercial real estate, commercial, farmland, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•	Non-residential Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2014, commercial real estate loans and multi-family loans comprised approximately 32.4% of our total loan portfolio, or 162.7% of the Company’s total risk based capital. At December 31, 2014, the Company had $16.3 million of its commercial real estate and multi-family real estate loans classified as substandard which equaled 9.2% of that portfolio and 43.51% of total substandard loans. At December 31, 2014, the Company’s allowance for loan losses included $2.2 million allocated to this portfolio.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2014, commercial loans comprised approximately 13.5% of our total loan portfolio, or 67.9% of the Company’s consolidated total risk based capital. At December 31, 2014, the Company had $2.6 million of its commercial loan portfolio classified as substandard which equaled 3.5% of that portfolio and 6.9% of total substandard loans. At December 31, 2014, the Company’s allowance for loan losses included $504,000 allocated to this portfolio.

•	Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2014, construction, land and land development loans comprised approximately 9.3% of our total loan portfolio and approximately 47.0% of the Company’s consolidated total risk based capital. At December 31, 2014, the Company had $11.0 million of its construction and development loans classified as substandard which equaled 21.5% of that portfolio and 29.3% of total substandard loans. At December 31, 2014, the Company’s allowance for loan losses included $1.3 million allocated to this portfolio.

•	Farmland. Repayment is generally dependent upon the successful operation of the borrower’s farming operation. The typical risk to a farming operating include adverse weather conditions, changes to the operations farm insurance subsidies, declines in commodity prices, sudden increases in the cost of farm production. Sudden changes in the value of the United States Dollar, the level of interest rates and competition both domestically and internationally may also a farming operations long term success rate. In addition, the value collateral securing the loans often fluctuates with the long term trends for commodity prices and may rise and fall significantly and may be illiquid in times of declining values. As of December 31, 2014, loans secured by farmland comprised approximately 7.8% of our total loan portfolio, or 39.5% of the Company’s consolidated total risk based capital. At December 31, 2014, the Company had $2.2 million of its farmland portfolio classified as substandard which equaled 5.2% of that portfolio and 6.02% of total substandard loans. At December 31, 2013, the Company’s allowance for loan losses included $461,000 allocated to this portfolio.

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

We face risk from further reductions in the size and makeup of the United States Army staffing at Fort Campbell, Kentucky.

The U.S. Army has provided a revised assessment of future staffing cuts that indicates that Fort Campbell may lose approximately 50% of its 32,000 active duty military personnel by 2020. In November of 2014, the United States Army announced that it was de-activating a combat battalion at Fort Campbell, Kentucky, sending its 2,400 members to other duty stations within the U.S. Army system.

At December 31, 2014, the Company’s loan portfolio has approximately $164.5 million in loans originated from its three Montgomery County, Tennessee offices and $97.7 million in loans originated in its Christian County, Kentucky offices. The Fort Campbell military installation in the largest employer in the region and a significant reduction in the staffing of the base would have a major negative affect on the economies of Montgomery County, Tennessee and Christian County, Kentucky. The annual cost to the local economy is estimated at nearly $1 billion.

The Company’s management considers growth in the nearby Nashville, Tennessee, market critical for our future success. With the potential for our largest current market to experience an economic downturn, market diversification is vital to the future prosperity of our Company.

Stockholder activists could cause a disruption to our business.

Certain institutional investors have indicated that they disagree with the strategic direction of our Company. Our business, operating results or financial condition could be adversely affected by these activists. Any such disruption may result in, among other things:

•	Increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs;

•	Uncertainties as to our future direction could result in the loss of potential business opportunities, make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors and customers; and

•	Activist investors may reduce or delay our ability to effectively execute our current business strategies and the implementation of new strategies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2014:

	Year Opened	Owned or Leased	Book Value (1)		Approximate Square Footage of Office
	(In thousands)
Main Office:
4155 Lafayette Road
Hopkinsville, Kentucky	2006	Owned	$4,556		24,072
Branch Offices:
2700 Fort Campbell Boulevard
Hopkinsville, Kentucky	1995	Owned	$1,311		17,625
Downtown Branch Office
605 South Virginia Street
Hopkinsville, Kentucky	1997	Owned	$142		756
Murray South Office
210 N. 12th Street
Murray, Kentucky	2003	Owned	$1,529		5,600
Murray North Office
1601 North 12th Street
Murray, Kentucky	2007	Owned	$1,093		3,400
Cadiz Branch Office
352 Main Street
Cadiz, Kentucky	1998	Owned	$404		2,200
Elkton Branch Office
536 W. Main Street
Elkton, Kentucky	1976	Owned	$87		3,400
Benton Branch Office
105 W. 5th Street
Benton, Kentucky	2003	Owned	$1,486	(1)	4,800
Benton Land (Future Office)
Benton, Kentucky	2013	Owned	$490		n/a
Calvert City Office
35 Oak Plaza Drive
Calvert City, Kentucky	2003	Owned	$1,055		3,400
Carr Plaza Office
607 N. Highland Drive
Fulton, Kentucky	2002	Owned	$179		800
Lake Street Office
306 Lake Street
Fulton, Kentucky	2002	Leased	$963		400
Nashville Loan Production Office
101 Main Street
Nashville, Tennessee	2014	Owned	$5		3,200
Clarksville Main Street
322 Main Street
Clarksville, Tennessee	2007	Owned	$1,383		10,000
Trenton Road Branch
3845 Trenton Road
Clarksville, Tennessee	2006	Owned	$2,223		3,362
Madison Street Office
2185 Madison Street
Clarksville, Tennessee	2007	Owned	$1,398		3,950
Houston County Office
1102 West Main Street
Erin, Tennessee	2006	Owned	$515		2,390
Ashland City Office
108 Cumberland Street
Ashland City, Tennessee	2006	Owned	$1,486		7,058
Pleasant View Office
2556 Highway 49 East
Pleasant View, Tennessee	2006	Owned	$850		2,433
Kingston Springs Office
104 West Kingston Springs Road
Kingston Springs, Tennessee	2006	Owned	$1,785		9,780

Total			$22,940

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank. Includes construction in process of $486,000 for the construction of a new office in Benton, Kentucky.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At March 13, 2015, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank except as discussed below. There are no pending regulatory proceedings to which the Company or the Bank is a party or to which any of their properties is subject which are currently expected to result in a material loss.

The Company is the defendant in a class action lawsuit concerning the disclosure of ATM fees at Company owned ATMs that the defendant claims were not adequately disclosed. The Company asserts that fees were adequately disclosed and that portions of the ATM’s were vandalized by an unknown third party immediately prior to the defendants using the Company’s ATMs. At December 31, 2014, the Company has negotiated a settlement in this case and has established a $90,000 reserve potential losses. The Company has not admitted to be a fault in the case but has determined that it is more cost effective to come to a settlement as opposed to continuing the defend ourselves in court.

ITEM 4.	MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.02 per share was declared in the first and second quarters of 2013. A cash dividend of $0.04 per share was declared in the third and fourth quarter of 2013 and all four quarters in 2014. The high and low price range of the Company’s common stock for 2014 and 2013 is set forth below:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	High	Low	High	Low
First Quarter	$11.75	$10.97	$11.22	$ 8.55
Second Quarter	$11.74	$11.21	$11.13	$10.50
Third Quarter	$12.45	$11.35	$11.65	$10.61
Fourth Quarter	$13.04	$11.11	$11.75	$10.75

At February 28, 2015, the Company estimates that is has approximately 1,900 shareholders, with approximately 910 reported in the name of the shareholder and the remainder recorded in street name.

The Company’s participation in the United States Treasury’s Capital Purchase Program precluded it from repurchasing additional treasury shares for a three year period. The Company repurchased 100% of its preferred stock at par on December 19, 2012. The Company issued 112,639 shares of treasury stock as part of its common equity offering in June 2010. The Company currently has 778,383 shares of common treasury stock and has an active repurchase plan in which we may purchase up to 299,533 shares of our common stock on the open market or in negotiated transactions. Furthermore, the Company authorized management to purchase up to 1,000,000 additional shares on the open market or in negotiated transactions for future corporate uses or employee benefit plans.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three month period ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
October 1, 2014, to October 31, 2014	812	$11.40	336,506	338,494
November 1, 2014, to November 30, 2014	1,060	$11.49	337,566	337,434
December 1, 2014, to December 31, 2014	37,901	$11.91	375,467	299,533

Total	39,773	$11.89	375,467	299,533

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

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2014, (Exhibit No. 13.1) is incorporated herein by reference. See Note 22 of Notes of Consolidated Financial Statements which is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2014, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2014, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn, Bates & Fitzgerald, P.C., independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2014, (Exhibit No. 13.1) are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2014.

Rayburn, Bates & Fitzgerald, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effective of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Date: March 13, 2015	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of HopFed Bancorp, Inc.

Hopkinsville, Kentucky

We have audited HopFed Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HopFed Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

(signed) Rayburn, Bates & Fitzgerald P.C.

Brentwood, Tennessee

March 13, 2015

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2014, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2014, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2014, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2014, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2014, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2014, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2014, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2014, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2014 and 2013.

3.	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

7.	Notes to Consolidated Financial Statements.

(b) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 3.2 Bylaws, as amended. Incorporated herein by reference to Exhibit No. 3.2 to Registrant’s Current Report on Form 8-K dated March 1, 2015 (filed on March 4, 2015).

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

Exhibit No. 10.4 HopFed Bancorp, Inc. 2004 Long Term Incentive Plan. Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-117956) dated August 5, 2004.

Exhibit No. 10.5 HopFed Bancorp, Inc. 2013 Long Term Incentive Plan. Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-117956) dated June 28, 2013.

Exhibit No. 10.6. Employment Agreement by and between Registrant and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated April 17, 2008 (filed April 22, 2008).

Exhibit No. 10.7. Employment Agreement by and between Heritage Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated April 1, 2008 (filed April 22, 2008).

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

Exhibit No. 10.12 Employment Agreement by and between Heritage Bank and P. Michael Foley. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 6, 2011 (filed December 7, 2011).

Exhibit No. 10.13 Employment Agreement by and between Heritage Bank and Keith Bennett. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 25, 2013 (filed April 25, 2013).

Exhibit No. 10.14 Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Registrant’s Current Report on Form 8-k dated June 23, 2010 (filed June 28, 2010).

Exhibit No. 10.15 Restricted Share Award Agreement with John E. Peck and Michael Foley. Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Current Report on Form 8-k dated June 23, 2012 (filed June 25, 2012).

Exhibit No. 10.16 Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 27, 2015 (filed March 3, 2015).

Exhibit No. 10.17 Employee Stock Ownership Trust. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 27, 2015 (filed March 3, 2015).

Exhibit No. 99.1 Stock Purchase Agreement with Maltese Capital Management. Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 2, 2015 (filed February 3, 2015).

Exhibit 99.2 Standstill Agreement with Maltese Capital Management. Incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated February 2, 2015 (filed February 3, 2015), as amended by Exhibit 99.2 to Registrant’s Current Report on Form 8-K/A (filed February 4, 2015).

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

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the years ended December 31, 2014 and December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, respectively (iii) Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012, respectively (iv) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2014, 2013 and 2012, respectively, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 13, 2015	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) John E. Peck	March 13, 2015
John E. Peck
Director, President and Chief Executive Officer (Principal Executive Officer)

(signed) Billy C. Duvall	March 13, 2015
Billy C. Duvall Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(signed) Gilbert E. Lee	March 13, 2015
Gilbert E. Lee Chairman of the Board

(signed) Dr. Harry J. Dempsey	March 13, 2015
Dr. Harry J. Dempsey Vice-Chairman of the Board

(signed) Michael Woolfolk	March 13, 2015
Michael Woolfolk Director, Board Secretary and Executive Vice President and Chief Operating Officer

(signed) Steve Hunt	March 13, 2015
Steve Hunt Director

(signed) Robert Bolton	March 13, 2015
Robert Bolton Director

(signed) Ted Kinsey	March 13, 2015
Ted Kinsey Director

(signed) Clay Smith	March 13, 2015
Clay Smith Director

(signed) Robert Perkins	March 13, 2015
Richard Perkins Director