Form 10-Q
period 2015-03-31
HOPFED BANCORP INC
filed 2015-05-11
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015, the Registrant had outstanding 7,046,244 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets
Cash and due from banks	$26,150	34,389
Interest-earning deposits	9,599	6,050

Cash and cash equivalents	35,749	40,439
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	259,867	303,628
Loans held for sale	2,051	1,444
Loans receivable, net of allowance for loan losses of $6,170 at March 31, 2015, and $6,289 at December 31, 2014	548,740	539,264
Accrued interest receivable	4,228	4,576
Real estate and other assets owned	2,352	1,927
Bank owned life insurance	10,055	9,984
Premises and equipment, net	23,282	22,940
Deferred tax assets	1,092	2,261
Intangible asset	17	33
Other assets	5,245	4,861

Total assets	$897,106	935,785

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$110,828	115,051
Interest-bearing accounts
Interest bearing checking accounts	189,882	186,616
Savings and money market accounts	102,284	97,726
Other time deposits	324,215	331,915

Total deposits	727,209	731,308

Advances from Federal Home Loan Bank	19,000	34,000
Repurchase agreements	45,466	57,358
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	793	513
Dividends payable	272	301
Accrued expenses and other liabilities	3,180	3,593

Total liabilities	806,230	837,383

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at March 31, 2015, and December 31, 2014.	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,949,665 issued and 7,045,941 outstanding at March 31, 2015, and 7,949,665 issued and 7,171,282 outstanding at December 31, 2014	79	79
Additional paid-in-capital	58,515	58,466
Retained earnings	46,827	45,729
Treasury stock - common (at cost, 903,724 shares at March 31, 2015, and 778,383 shares at December 31, 2014)	(11,267)	(9,429)
Unallocated ESOP shares (at cost, 600,000 shares at March 31, 2015, and no shares at December 31, 2014)	(7,884)	—
Accumulated other comprehensive income, net of taxes	4,606	3,557

Total stockholders’ equity	90,876	98,402

Total liabilities and stockholders’ equity	$897,106	935,785

The consolidated condensed statement of financial condition at December 31, 2014, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2015	2014

Interest and dividend income
Loans receivable	$6,290	6,327
Investment in securities, taxable	2,448	1,779
Investment in securities, non-taxable	453	544
Interest-earning deposits	4	8

Total interest and dividend income	9,195	8,658

Interest expense
Deposits	1,260	1,471
Advances from Federal Home Loan Bank	69	434
Repurchase agreements	120	249
Subordinated debentures	184	184

Total interest expense	1,633	2,338

Net interest income	7,562	6,320

Provision for loan losses	215	380

Net interest income after provision for loan losses	7,347	5,940

Non-interest income
Service charges	714	778
Merchant card income	270	259
Mortgage origination revenue	177	58
Gain on sale of securities	366	13
Income from bank owned life insurance	71	95
Financial services commission	159	206
Other operating income	156	189

Total non-interest income	1,913	1,598

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2015	2014
Non-interest expenses
Salaries and benefits	$4,184	3,795
Occupancy expense	738	909
Data processing expense	692	728
Other state taxes	248	246
Intangible amortization expense	16	32
Professional services expense	329	287
Deposit insurance and examination expense	117	197
Advertising expense	306	314
Postage and communications expense	132	143
Supplies expense	146	145
Loss (gain) on sale of real estate owned	(7)	23
Real estate owned expenses	137	130
Other operating expenses	432	375

Total non-interest expense	7,470	7,324

Income before income tax expense	1,790	214
Income tax expense (benefit)	435	(140)

Net income	$1,355	354

Net income per share
Basic	$0.20	0.05

Fully diluted	$0.20	0.05

Dividend per share	$0.04	0.04

Weighted average shares outstanding - basic	6,732,456	7,416,716

Weighted average shares outstanding - diluted	6,732,456	7,416,716

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2015	2014

Net income	$1,355	$354

Other comprehensive income, net of tax:

Unrealized gain on investment securities available for sale, net of tax effect of ($632) and ($920) for the three months ended March 31, 2015, and March 31, 2014, respectively;	1,227	1,786

Unrealized gain on derivatives, net of tax effect of ($32) and ($25) for the three month periods ending March 31, 2015, and March 31, 2014, respectively;	64	49

Reclassification adjustment for gains included in net income, net of tax effect of $124 and $4 for the three month periods ended March 31, 2015, and March 31, 2014, respectively;	(242)	(9)

Comprehensive income	$2,404	$2,180

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2014

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Preferred Stock	Common Stock	Additional Capital Surplus	Retained Earnings	Treasury Stock Common	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance at December 31, 2013	7,447,903	—	$79	58,302	44,694	(5,929)	(1,429)	95,717

Consolidated net income	—	—	—	—	354	—	—	354

Repurchase of treasury stock	(10,386)	—	—	—	—	(120)	—	(120)

Compensation expense, restricted stock awards	—	—	—	31	—	—	—	31

Net change in unrealized gain on securities available for sale, net of income taxes of ($916)	—	—	—	—	—	—	1,777	1,777

Net change in unrealized loss on derivatives, net of income tax benefit of $25	—	—	—	—	—	—	49	49

Cash dividend to common stockholders	—	—	—	—	(295)	—	—	(295)

Balance March 31, 2014	7,437,517	—	$79	58,333	44,753	(6,049)	397	97,513

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2015

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Common Stock	Additional Capital Surplus	Retained Earnings	Treasury Stock Common	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance at December 31, 2014	7,171,282	$79	58,466	45,729	(9,429)	—	3,557	98,402

Consolidated net income	—	—	—	1,355	—	—	—	1,355

Treasury stock reissued	600,000				7,884	(7,884)	—	—

Repurchase of treasury stock	(725,341)	—	—	—	(9,722)	—	—	(9,722)

Compensation expense, restricted stock awards	—	—	49	—	—	—	—	49

Net change in unrealized gain on securities available for sale, net of income taxes of ($508)	—	—	—	—	—	—	985	985

Net change in unrealized loss on derivatives, net of income taxes of ($32)	—	—	—	—	—	—	64	64

Cash dividend to common stockholders	—	—	—	(257)	—	—	—	(257)

Balance March 31, 2015	7,045,941	$79	58,515	46,827	(11,267)	(7,884)	4,606	90,876

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2015	2014
Cash flows from operating activities:

Net cash provided by operating activities	$1,673	$1,864

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	59,190	16,463
Purchase of securities available for sale	(14,075)	(36,904)
Net (increase) decrease in loans	(10,155)	7,068
Proceeds from sale of foreclosed assets	46	137
Purchase of premises and equipment	(655)	(332)

Net cash provided by (used in) investing activities	34,351	(13,568)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	(4,223)	596
Net increase (decrease) in time and other deposits	124	(2,067)
Increase (decrease) in advances from borrowers for taxes and insurance	280	51
Repayment of advances from Federal Home Loan Bank	(15,000)	(5,500)
Net increase (decrease) in repurchase agreements	(11,892)	(2,630)
Cash used to repurchase treasury stock	(9,722)	(120)
Dividends paid on common stock	(281)	(295)

Net cash used in financing activities	(40,714)	(9,965)

Decrease in cash and cash equivalents	(4,690)	(21,669)
Cash and cash equivalents, beginning of period	40,439	55,848

Cash and cash equivalents, end of period	$35,749	34,179

Supplemental disclosures of cash flow information:
Interest paid	$1,662	2,380

Income taxes paid	—	—

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$403	196

Foreclosures and in substance foreclosures of loans during period	$464	166

Net unrealized gains on investment securities classified as available for sale	$1,493	2,688

Decrease in deferred tax asset related to unrealized gains on investments	($508)	(916)

Dividends declared and payable	$272	324

Issue of common stock to ESOP	$7,884	—

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

HopFed Bancorp, Inc. (the “Company”) was formed at the direction of Heritage Bank USA Inc., formerly Hopkinsville Federal Savings Bank (the “Bank”), to become the holding company of the Bank upon the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The conversion was consummated on February 6, 1998. The Company’s primary assets are the outstanding capital stock of the converted Bank, and its sole business is that of the converted Bank.

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

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee, and Pleasant View, Tennessee. Heritage Solutions agents travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services. In October of 2014, the Bank opened a loan production office in Nashville, Tennessee.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2015.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2014, Consolidated Financial Statements.

(2)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three month periods ended March 31, 2015, and March 31, 2014. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding. For the three month period ended March 31, 2015, the Company has excluded all unearned shares purchased by the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) from the Company on March 2, 2015, due to the fact that, at March 31, 2015, the Company has made no legal commitment to make a principal payment on the loan, which is required to release shares.

	March 31,
	2015	2014
Basic IPS:
Net income	$1,355,000	$354,000
Average common shares outstanding	6,732,456	7,416,716

Net income per share	$0.20	$0.05

Diluted IPS:
Net income	$1,355,000	$354,000
Average common shares outstanding	6,732,456	7,416,716
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,732,456	7,416,716

Net income per share, diluted	$0.20	$0.05

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $49,000 for the three month period ended March 31, 2015, and $31,000 for the three month period ended March 31, 2014, respectively. The Company did not issue any shares of restricted stock during the three month periods ended March 31, 2015 and March 31, 2014, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at March 31, 2015:

Year Ending December 31,	Future Expense

2015	$136,818
2016	132,780
2017	45,954
2018	3,127

Total	$318,679

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

At March 31, 2015, the Company has 41 securities with unrealized losses. The carrying amount of securities and their estimated fair values at March 31, 2015, were as follows:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted
FHLB stock	$4,428	—	—	4,428

Available for sale
U.S. Treasury securities	$2,002	10	—	2,012
U.S. Agency securities	102,125	2,654	(151)	104,628
Taxable municipal bonds	10,080	265	(24)	10,321
Tax free municipal bonds	50,646	3,219	(118)	53,747
Trust preferred securities	1,604	195	—	1,799
Mortgage-backed securities:
GNMA	21,500	317	(61)	21,756
FNMA	33,732	796	(38)	34,490
FHLMC	933	32	—	965
SLMA CMO	5,743	—	(52)	5,691
AGENCY CMO	24,230	271	(43)	24,458

	$252,595	7,759	(487)	259,867

The carrying amount of securities and their estimated fair values at December 31, 2014, was as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted
FHLB stock	$4,428	—	—	4,428

Available for sale
U.S. Treasury securities	$3,977	3	—	3,980
U.S. Agency securities	101,654	2,125	(527)	103,252
Tax free municipal bonds	57,399	3,814	(166)	61,047
Taxable municipal bonds	11,871	235	(63)	12,043
Trust preferred securities	1,600	—	(111)	1,489
Commercial bonds	2,000	7	—	2,007
Mortgage-backed securities:
GNMA	27,535	670	(122)	28,083
FNMA	50,617	694	(536)	50,775
FHLMC	3,276	38	—	3,314
SLMA CMO	9,895	—	(252)	9,643
AGENCY CMO	28,024	176	(205)	27,995

	$297,848	7,762	(1,982)	303,628

The scheduled maturities of debt securities available for sale at March 31, 2015, were as follows:

		Estimated
	Amortized	Fair
March 31, 2015	Cost	Value

Due within one year	$4,830	$4,927
Due in one to five years	19,749	20,064
Due in five to ten years	41,165	42,393
Due after ten years	27,961	29,925

	93,705	97,309
Amortizing agency bonds	72,752	75,198
Mortgage-backed securities	86,138	87,360

Total unrestricted securities available for sale	$252,595	$259,867

The scheduled maturities of debt securities available for sale at December 31, 2014, were as follows:

		Estimated
	Amortized	Fair
December 31, 2014	Cost	Value

Due within one year	$4,830	$4,927
Due in one to five years	21,564	21,818
Due in five to ten years	41,683	42,613
Due after ten years	33,119	35,380

	101,196	104,738
Amortizing agency bonds	77,305	79,080
Mortgage-backed securities	119,347	119,810

Total unrestricted securities available for sale	$297,848	$303,628

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2015, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. government and agency securities
Agency debt securities	$9,130	(47)	12,911	(104)	22,041	(151)
Taxable municipals	—	—	3,049	(24)	3,049	(24)
Tax free municipals	—	—	6,476	(118)	6,476	(118)
Mortgage-backed securities
GNMA	9,464	(49)	5,265	(12)	14,729	(61)
FNMA	—	—	3,087	(38)	3,087	(38)
SLMA CMOs	—	—	5,691	(52)	5,691	(52)
AGENCY CMOs	5,562	(12)	3,593	(31)	9,155	(43)

Total available for sale	$24,156	(108)	40,072	(379)	64,228	(487)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2014, were as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2014	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available for sale
U.S. government and agency securities
Agency debt securities	$14,021	(20)	29,156	(507)	43,177	(527)
Taxable municipals	—	—	4,785	(63)	4,785	(63)
Tax free municipals	—	—	6,647	(166)	6,647	(166)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Mortgage-backed securities
GNMA	12,568	(108)	2,895	(14)	15,463	(122)
FNMA	—	—	18,927	(536)	18,927	(536)
SLMA CMOs	1,923	(14)	7,720	(238)	9,643	(252)
AGENCY CMOs	9,545	(91)	7,685	(114)	17,230	(205)

Total available for sale	$38,057	(233)	79,304	(1,749)	117,361	(1,982)

At March 31, 2015, securities with a book value of approximately $162.4 million and a market value of approximately $169.3 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $11.0 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2015, securities with a book and market value of $39.5 million were sold under agreements to repurchase from various customers. Furthermore, the Company has a wholesale repurchase agreement with third party secured by investments with a combined book value of $6.5 million and a market value of $6.6 million. The repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2015, and December 31, 2014. At March 31, 2015, and December 31, 2014, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans
One-to-four family (closed end) first mortgages	$147,835	26.6%	$150,551	27.6%
Second mortgages (closed end)	2,050	0.4%	2,102	0.4%
Home equity lines of credit	34,107	6.1%	34,238	6.3%
Multi-family	22,069	4.0%	25,991	4.8%
Construction	26,736	4.8%	24,241	4.4%
Land	26,214	4.7%	26,654	4.9%
Farmland	42,283	7.6%	42,874	7.8%
Non-residential real estate	159,995	28.8%	150,596	27.6%

Total mortgage loans	461,289	83.0%	457,247	83.8%

Consumer loans	14,814	2.7%	14,438	2.6%
Commercial loans	79,155	14.3%	74,154	13.6%

Total other loans	93,969	17.0%	88,592	16.2%

Total loans, gross	555,258	100.0%	545,839	100.0%

Deferred loan cost, net of income	(348)		(286)
Less allowance for loan losses	(6,170)		(6,289)

Total loans	$548,740		$539,264

The allowance for loan losses totaled $6.2 million at March 31, 2015, $6.3 million at December 31, 2014, and $8.9 million at March 31, 2014, respectively. The ratio of the allowance for loan losses to total loans was 1.11% at March 31, 2015, 1.15% at December 31, 2014, and 1.63% at March 31, 2014. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in Thousands)
One-to-four family mortgages	$1,235	1,501	1,056
Home equity line of credit	—	—	49
Junior lien	—	—	1
Multi-family	—	95	—
Land	—	215	1,217
Non-residential real estate	542	1,159	6,585
Farmland	—	115	669
Consumer loans	—	—	2
Commercial loans	347	90	453

Total non-accrual loans	$2,124	3,175	10,032

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended March 31, 2015:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
Three month period ended March 31, 2015	12/31/2014	2015	2015	2015	2015	3/31/2015

One-to-four family mortgages	$1,198	(64)	10	(124)	138	1,158
Home equity line of credit	181	—	1	(19)	—	163
Junior liens	14	—	1	(4)	—	11
Multi-family	85	—	—	—	(16)	69
Construction	146	—	—	(36)	—	110
Land	1,123	—	—	4	103	1,230
Non-residential real estate	2,083	(208)	—	(57)	193	2,011
Farmland	461	—	—	54	(78)	437
Consumer loans	494	(97)	47	(120)	67	391
Commercial loans	504	(34)	10	(6)	116	590

	$6,289	(403)	69	(308)	523	6,170

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2014:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
Year ended December 31, 2014	12/31/2013	2014	2014	2014	2014	12/31/2014

One-to-four family mortgages	$2,048	(233)	24	(304)	(337)	1,198
Home equity line of credit	218	(83)	3	(37)	80	181
Junior liens	39	—	9	(25)	(9)	14
Multi-family	466	—	—	(381)	—	85
Construction	88	(139)	9	58	130	146
Land	1,305	—	—	(74)	(108)	1,123
Non-residential real estate	2,719	(66)	864	(1,368)	(66)	2,083
Farmland	510	—	—	542	(591)	461
Consumer loans	541	(415)	109	(13)	272	494
Commercial loans	748	(296)	94	(244)	202	504

	$8,682	(1,232)	1,112	(1,846)	(427)	6,289

The table below presents past due and non-accrual balances at March 31, 2015, by loan classification allocated between performing and non-performing loan. At March 31, 2015, the Company had $3.3 million in loans past due 30 – 89 days that were risk graded as substandard:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
March 31, 2015	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$143,690	885	1,235	—	2,025	—	147,835
Home equity line of credit	33,075	24	—	243	765	—	34,107
Junior liens	1,992	—	—	39	19	—	2,050
Multi-family	17,128	—	—	1,944	2,997	—	22,069
Construction	26,736	—	—	—	—	—	26,736
Land	15,444	2,643	—	45	8,082	—	26,214
Non-residential real estate	148,306	330	542	297	10,520	—	159,995
Farmland	41,317	242	—	692	32	—	42,283
Consumer loans	14,611	17	—	—	186	—	14,814
Commercial loans	76,709	113	347	143	1,843	—	79,155

Total	519,008	4,254	2,124	3,403	26,469	—	555,258

The table below presents past due and non-accrual balances at December 31, 2014, by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
December 31 2014	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total

One-to-four family mortgages	$145,372	757	1,501	203	2,718	—	150,551
Home equity line of credit	33,338	143	—	—	757	—	34,238
Junior liens	2,025	—	—	40	37	—	2,102
Multi-family	20,066	—	95	2,904	2,926	—	25,991
Construction	24,241	—	—	—	—	—	24,241
Land	14,674	654	215	362	10,749	—	26,654
Non-residential real estate	131,854	—	1,159	5,492	12,091	—	150,596
Farmland	40,057	64	115	516	2,122	—	42,874
Consumer loans	14,104	14	—	21	299	—	14,438
Commercial loans	71,191	55	90	325	2,493	—	74,154

Total	$496,922	1,687	3,175	9,863	34,192	—	545,839

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2015, and December 31, 2014, by portfolio segment and based on the impairment method as of March 31, 2015, and December 31, 2014.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
March 31, 2015:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$140	766	703	136	45	$1,790
Collectively evaluated for impairment	498	574	1,766	1,196	346	4,380

Total ending allowance balance	$638	1,340	2,469	1,332	391	$6,170

Loans:
Loans individually evaluated for impairment	$2,190	8,082	17,386	4,044	186	$31,888
Loans collectively evaluated for impairment	76,965	44,868	206,961	179,948	14,628	523,370

Total ending loans balance	$79,155	52,950	224,347	183,992	14,814	$555,258

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
December 31, 2014:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	663	738	51	62	$1,514
Collectively evaluated for impairment	504	606	1,891	1,342	432	4,775

Total ending allowance balance	$504	1,269	2,629	1,393	494	$6,289

Loans:
Loans individually evaluated for impairment	$2,583	10,964	18,508	5,013	299	$37,367
Loans collectively evaluated for impairment	71,571	39,931	200,953	181,878	14,139	508,472

Total ending loans balance	$74,154	50,895	219,461	186,891	14,438	$545,839

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

The Company’s annualized net charge off ratios for three month periods ended March 31, 2015, March 31, 2014, and the year ended December 31, 2014, was 0.24%, 0.11% and 0.02%, respectively. The ratios of allowance for loan losses to non-accrual loans at March 31, 2015, March 31, 2014, and December 31, 2014, were 290.51%, 88.85%, and 198.08%, respectively.

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

Special Mention loans are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan. These credit weaknesses, if not checked or corrected, will weaken the loan or inadequately protect the Bank’s credit position at some future date.

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments or using the fair value of the collateral less cost to sell if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At March 31, 2015, December 31, 2014, and March 31, 2014, the Company’s impaired loans totaled $31.9 million, $37.4 million and $42.6 million, respectively.

At March 31, 2015, December 31, 2014 and March 31, 2014, the Company’s specific reserve for impaired loans totaled $1.8 million, $1.5 million and $1.9 million respectively. A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at March 31, 2015, and December 31, 2014, were as follows:

March 31, 2015		Special	Impaired Loans			Specific Reserve for	Reserve for Performing
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$144,453	—	3,382	—	147,835	136	1,022
Home equity line of credit	33,099	243	765	—	34,107	—	163
Junior liens	1,992	39	19	—	2,050	—	11
Multi-family	17,128	1,944	2,997	—	22,069	—	69
Construction	26,736	—	—	—	26,736	—	110
Land	15,453	45	10,716	—	26,214	766	464
Non-residential real estate	148,306	297	11,392	—	159,995	703	1,308
Farmland	41,350	692	241	—	42,283	—	389
Consumer loans	14,628	—	186	—	14,814	45	346
Commercial loans	76,822	143	2,190	—	79,155	140	498

Total	$519,967	3,403	31,888	—	555,258	1,790	4,380

		Special	Impaired Loans			Specific Allowance for	Allowance For Loans
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Not Impaired
December 31, 2014

One-to-four family mortgages	$146,129	203	4,219	—	150,551	51	1,147
Home equity line of credit	33,481	—	757	—	34,238	—	181
Junior lien	2,025	40	37	—	2,102	—	14
Multi-family	20,066	2,904	3,021	—	25,991	—	85
Construction	24,241	—	—	—	24,241	—	146
Land	15,328	362	10,964	—	26,654	663	460
Non-residential real estate	131,854	5,492	13,250	—	150,596	738	1,345
Farmland	40,121	516	2,237	—	42,874	—	461
Consumer loans	14,118	21	299	—	14,438	62	432
Commercial loans	71,246	325	2,583	—	74,154	—	504

Total	$498,609	9,863	37,367	—	545,839	1,514	4,775

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2015, were as follows:

	At March 31, 2015			For the three month period ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no recorded reserve
One-to-four family mortgages	$2,668	2,668	—	2,668	18
Home equity line of credit	765	765	—	765	9
Junior liens	19	19	—	19	—
Multi-family	2,997	2,997	—	2,997	51
Construction	—	—	—	—	—
Land	7,295	7,295	—	7,295	146
Farmland	241	241	—	241	—
Non-residential real estate	10,211	10,211	—	10,211	137
Consumer loans	7	7	—	7	—
Commercial loans	1,487	1,487	—	1,487	31

Total	25,690	25,690	—	25,690	392

Impaired loans with a specific allowance

One-to-four family mortgages	714	714	136	714	10
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,421	3,421	766	3,421	32
Farmland	—	—	—	—	—
Non-residential real estate	1,181	1,181	703	1,181	10
Consumer loans	179	179	45	179	—
Commercial loans	703	703	140	703	19

Total	6,198	6,198	1,790	6,198	71

Total impaired loans	$31,888	31,888	1,790	31,888	463

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2014, were as follows:

	At December 31, 2014			For the year ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Impaired loans with no specific allowance
One-to-four family mortgages	$3,501	3,501	—	2,972	176
Home equity line of credit	757	757	—	690	35
Junior liens	37	37	—	39	2
Multi-family	3,021	3,021	—	1,342	190
Construction	—	—	—	29	—
Land	7,740	7,740	—	8,978	339
Non-residential real estate	12,057	12,057	—	8,672	669
Farmland	2,237	2,237		3,968	125
Consumer loans	51	51	—	36	3
Commercial loans	2,583	2,583	—	2,246	154

Total	31,984	31,984	—	28,972	1,693

Impaired loans with a specific allowance

One-to-four family mortgages	$718	718	51	1,434	44
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,224	4,737	663	3,418	160
Non-residential real estate	1,193	1,258	738	3,617	69
Farmland	—	—	—	619	—
Consumer loans	248	248	62	355	—
Commercial loans	—	—	—	100	—

Total	5,383	6,961	1,514	9,543	273

Total impaired loans	$37,367	38,945	1,514	38,515	1,966

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

At December 31, 2014, and March 31, 2015, the Company had two loans classified as performing TDRs. There was no activity in loans classified as TDRs for the three month ended March 31, 2015.

	Balance at 12/31/14	New TDR	Loss or Foreclosure	Transferred to Held For Sale	Removed from (Taken to) Non-accrual	Balance at 3/31/15
	(Dollars in Thousands)

Non-residential real estate	$3,284	—	—	—	—	3,284

Total performing TDR	$3,284	—	—	—	—	3,284

A summary of the activity in loans classified as TDRs for the year ended December 31, 2014, is as follows

	Balance at 12/31/13	New TDR	Loss or Foreclosure	Transferred to Held For Sale	Removed from (Taken to) Non-accrual	Balance at 12/31/14
	(Dollars in Thousands)
One-to-four family mortgages	$—	—	—	—	—	—
Non-residential real estate	—	10,271	—	(6,987)	—	3,284
Commercial loans	—	—	—	—	—	—

Total performing TDR	$—	10,271	—	(6,987)	—	3,284

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At March 31, 2015, December 31, 2014, and March 31, 2014, the Company had balances in other real estate and assets owned and non-accrual loans consisting of the following:

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in Thousands)

One-to-four family mortgages	$175	159	446
Land	1,768	1,768	1,034
Non-residential real estate	409	—	200

Total other assets owned	$2,352	1,927	1,680

Total non-accrual loans	$2,124	3,175	10,032

Total non-performing assets	$4,476	5,102	11,712

Non-performing assets / Total assets	0.50%	0.55%	1.21%

The following is a summary of the activity in the Company’s real estate and other assets owned for the three month period ending March 31, 2015:

		Activity During 2015
	Balance 12/31/2014	Foreclosures	Proceeds	Reduction in Values	Gain (Loss) on Sale	Balance 3/31/2015
	(Dollars in Thousands)

One-to-four family mortgages	$159	55	(46)	—	7	$175
Land	1,768	—	—	—	—	1,768
Non-residential real estate	—	409	—	—	—	409

Total	$1,927	464	(46)	—	7	$2,352

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2014:

	Activity During 2014
	Balance 12/31/2013	Foreclosures	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2014
	(Dollars in Thousands)
One-to-four family mortgages	$350	461	(667)	(5)	20	$159
Land	1,124	943	(123)	(157)	(19)	1,768
Non-residential real estate	200	175	(328)	—	(47)	—

Total	$1,674	1,579	(1,118)	(162)	(46)	$1,927

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At March 31, 2015	At December 31, 2014

Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statements of Income

	Three Month Periods Ended March 31,
	2015	2014

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$85	86

Net income	$85	86

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2014	$10,000	310	—	10,310
Net income	—	—	85	85
Dividends:
Trust preferred securities	—	—	(82)	(82)
Common paid to HopFed Bancorp, Inc.	—	—	(3)	(3)

Ending balances, March 31, 2015	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at March 31, 2015, are summarized below:

March 31, 2015	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets

Available for sale securities	$259,867	—	258,068	1,799

Liabilities
Interest rate swap	$294	—	294	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2014, are summarized below

December 31, 2014	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets

Available for sale securities	$303,628	—	302,139	1,489

Liabilities
Interest rate swap	$390	—	390	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2015:

March 31, 2015	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

Assets
Other real estate and other assets owned	$2,352	—	—	$2,352

Impaired loans, net of reserve of $1,790	$30,098	—	—	$30,098

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2014:

December 31, 2014	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate and other assets owned	$1,927	—	—	$1,927

Impaired loans, net of reserve of $1,514	$35,853	—	—	$35,853

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the three month periods ended March 31, 2015, and March 31, 2014, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2015		2014
Three month period ended March 31,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	1,489	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at March 31,	306	—	—	—
Accretion of previous discounted amounts	4
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, March 31,	$1,799	—	1,489	—

The estimated fair values of financial instruments were as follows at March 31, 2015:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$26,150	26,150	26,150	—	—
Interest-earning deposits	9,599	9,599	9,599	—	—
Securities available for sale	259,867	259,867	—	258,068	1,799
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	2,051	2,051	—	2,051	—
Loans receivable	548,740	546,293	—	—	546,293
Accrued interest receivable	4,228	4,228	—	4,228	—
Financial liabilities:
Deposits	727,209	710,167	—	710,167	—
Advances from borrowers for taxes and insurance	793	793	—	793	—
Advances from Federal Home Loan Bank	19,000	19,179	—	19,179	—
Repurchase agreements	45,466	45,766	—	45,766	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Market value of interest rate swap	294	294	—	294	—

The estimated fair values of financial instruments were as follows at December 31, 2014:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$34,389	34,389	34,389	—	—
Interest-earning deposits	6,050	6,050	6,050	—	—
Securities available for sale	303,628	303,628	—	302,139	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	1,444	1,444	—	1,444	—
Loans receivable	539,264	537,493	—	—	537,493
Accrued interest receivable	4,576	4,576	—	4,576	—
Financial liabilities:
Deposits	731,308	714,750	—	714,750	—
Advances from borrowers for taxes and insurance	513	513	—	513	—
Advances from Federal Home Loan Bank	34,000	34,217	—	34,217	—
Repurchase agreements	57,358	57,688	—	57,688	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Market value of interest rate swap	390	390	—	390	—

(9)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three month period ended March 31, 2015, or the year ended December 31, 2014.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At March 31, 2015, and December 31, 2014, the cost of the Bank to terminate the cash flow hedge was approximately $294,000 and $390,000, respectively.

(10)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU became effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of ASU 2014-04 did not have a material impact on the Company’s financial position or results of operations.

On June 12, 2014, the FASB issued ASU 2014-11, which makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. ASU 2014-11 also amends ASC 860 to clarify that repos and securities lending transactions that do not meet all of the de-recognition criteria in ASC 860-10-40-5 should be accounted for as secured borrowings. In addition, the ASU provides examples of repurchase and securities lending arrangements that illustrate whether a transferor has maintained effective control over the transferred financial assets. For public business entities, the accounting changes were effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU 2014-11 did not have a material impact on the Company’s financial position or results of operations.

ASU 2014-1, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. The ASU impacts the Company’s accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The Company has chosen to continue to utilize the equity method for reporting under this topic. The Company’s adoption of ASU 2014-1 did not have a material impact on the Company’s financial position or results of operations.

ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Company adopted ASU No. 2014-12 effective January 1, 2015. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of March 31, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Corporation beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(13)	INCOME TAXES

The Company and its subsidiaries file consolidated federal income tax returns and Tennessee excise tax returns. The Company and its non-bank subsidiaries filed consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax. The Company has no unrecognized tax benefits and has accrued any interest or penalties for uncertain tax positions. The effective tax rate differs from the statutory federal rate of 34% and Tennessee excise rate of 6.50% due to investments in qualified municipal securities; bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses.

(14)	OTHER ASSETS

The Company has invested in two flow-through limited liability entities that manage and invest in affordable housing projects that qualify for historic, low-income and elderly housing tax credits. At March 31, 2015, the Company’s total investment in each entity was $422,000 and $1.0 million, respectively. The Company has no future capital commitments to either entity.

The amounts recognized in net income for these investments include:

	For the three months ended March 31,
	2015	2014
Investment loss included in pre-tax income	$55	$51
Tax credits recognized in provision for income taxes	24	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2015, and December 31, 2014, and for the three month periods ended March 31, 2015, and March 31, 2014, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2014 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2015, and December 31, 2014

At March 31, 2015, total assets declined $38.7 million, to $897.1 million as compared to $935.8 million at December 31, 2014, largely due to lower levels of time deposits, Federal Home Loan Bank (“FHLB”) advances, customer repurchase account balances and the purchase of $9.7 million in treasury stock. Securities available for sale declined from $303.6 million at December 31, 2014, to $259.9 million at March 31, 2015. At March 31, 2015, and December 31, 2014, securities classified as “available for sale” had an amortized cost of $252.6 million and $297.8 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2014, and March 31, 2015. Total Federal Home Loan Bank “FHLB” borrowings declined $15.0 million, from $34.0 million at December 31, 2014, to $19.0 million at March 31, 2015. Total repurchase balances decreased from $57.4 million at December 31, 2014, to $45.5 million at March 31, 2015. Net loans totaled $548.7 million and $539.3 million at March 31, 2015, and December 31, 2014, respectively.

At March 31, 2015, deposits declined to $727.2 million from $731.3 million at December 31, 2014. At March 31, 2015, non-interest checking account balances are $110.8 million, or 15.2% of total deposits as compared to $115.1 million, or 15.73% of total deposits at December 31, 2014. For the period ended March 31, 2015, interest bearing checking accounts and money market accounts increased by $3.3 million and $4.6 million, respectively, as compared to December 31, 2014. At March 31, 2015, time deposits were $324.2 million, representing a $7.7 million decline as compared to December 31, 2014. The average cost of all deposits during the three month periods ended March 31, 2015, December 31, 2014, and March 31, 2014, was 0.69%, 0.69% and 0.78%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

For the three month period ended March 31, 2015, the Company purchased 725,341 shares of its common stock in the quarter at a weighted average price of $13.40 per share. To fund the purchase of treasury shares, the Bank received approval from the Kentucky Department of Financial Institutions (“KDFI”) on January 20, 2015, to pay a special dividend to the holding company of up to $16.0 million, of which $13.5 million could be used by the Company to purchase up to 1.0 million shares of treasury stock for the purpose of establishing an employee stock ownership plan. For the three month period ended March 31, 2015, the Bank has remitted $9.6 million of the dividend approved by the KDFI to the holding company.

On March 2, 2015, the Company sold 600,000 shares of treasury stock to the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) for $7,884,000. The Company will utilize the ESOP as its primary source of employee retirement benefits, eliminating all Company contributions to employee 401k plans. The Company may purchase additional treasury stock for the ESOP as it deems necessary. However, the ESOP must receive prior approval from the Federal Reserve Bank of St. Louis if the ESOP’s ownership interest in the Company exceeds 9.9% of total shares outstanding.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2015 and 2014.

Net Income. The Company’s net income was $1.4 million for the three month period ended March 31, 2015, as compared to net income of $354,000 for the three month period ended March 31, 2014. The increase in the Company’s results for the three month period ended March 31, 2015, was largely the result of an increase in net interest income.

Net Interest Income. Net interest income for the three month period ended March 31, 2015, was $7.6 million, compared to $6.3 million for the three month period ended March 31, 2014. The increase in net interest income for the three months ended March 31, 2015, as compared to March 31, 2014, was due to a $705,000 decline in the Company’s interest expense and the collection of $830,000 of past due investment income from our investment in a subordinated debenture originally issued by First Financial Services Corporation (“FFKY”). FFKY was sold in January 2015 and the purchaser paid all interest current.

For the three months ended March 31, 2015, the average yield on loans was 4.65%, as compared to 4.75% for the three month period ended March 31, 2014. For the three month period ended March 31, 2015, and March 31, 2014, income on taxable securities was $2.4 million and $1.8 million, respectively. For the three month period ending March 31, 2015, the tax equivalent yield on taxable and tax free securities were 4.44% and 4.70%, respectively, as compared to 2.67% and 4.81% for the three-month period ended March 31, 2014, respectively.

For the three month periods ended March 31, 2015, and March 31, 2014, the Company’s cost of interest bearing liabilities was 0.94% and 1.23%, respectively. The lower cost of interest bearing liabilities was largely the result of the prepayment of FHLB advances in December 2014. At March 31, 2015, and March 31, 2014, the Company’s net interest margin was 3.78% and 3.00%, respectively. For the three month period ended March 31, 2015, the receipt of past due interest added 0.40% to the Company’s net interest margin.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended March 31, 2015, and March 31, 2014. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $224,000 for March 31, 2015, and $266,000 for March 31, 2014, for a tax equivalent rate using a cost of funds rate of 0.95% for March 31, 2015, and 1.20% for March 31, 2014. The table adjusts tax-free loan income by $1,000 for March 31, 2015, and March 31, 2014, respectively, for a tax equivalent rate using the same cost of funds rate (Table Amounts in Thousands, Except Percentages):

	Average Balance 03/31/2015	Income & Expense 03/31/2015	Average Rates 03/31/2015	Average Balance 03/31/2014	Income & Expense 03/31/2014	Average Rates 03/31/2014

Loans	$541,097	$6,291	4.65%	$532,720	$6,328	4.75%
Investments AFS taxable	220,302	2,448	4.44%	266,780	1,779	2.67%
Investments AFS tax free	57,628	677	4.70%	67,294	810	4.81%
Interest earning deposits	5,984	4	0.27%	12,569	8	0.25%

Total interest earning assets	825,011	9,420	4.57%	879,363	8,925	4.06%

Other assets	77,419			84,187

Total assets	$902,430			$963,550

Retail time deposits	$292,401	845	1.16%	$332,033	963	1.16%
Brokered deposits	35,358	96	1.09%	46,119	145	1.26%
Interest bearing checking accounts	191,604	269	0.56%	184,114	321	0.70%
MMDA and savings accounts	99,701	50	0.20%	93,325	42	0.18%
FHLB borrowings	23,167	69	1.19%	45,808	434	3.79%
Repurchase agreements	42,525	120	1.13%	49,362	249	2.02%
Subordinated debentures	10,310	184	7.14%	10,310	184	7.14%

Total interest bearing liabilities	695,066	1,633	0.94%	761,071	2,338	1.23%

Non-interest bearing deposits	111,869			100,237
Other non-interest bearing liabilities	2,778			4,429

Stockholders’ equity	92,717			97,813

Total liabilities and stockholders’ equity	$902,430			$963,550

Net change in interest earning assets and interest bearing liabilities		$7,787			$6,587

Interest rate spread			3.63%			2.83%

Net interest margin		3.78%			3.00%

Interest Income. For the three month periods ended March 31, 2015, and March 31, 2014, the Company’s total interest income was $9.2 million and $8.7 million, respectively. For the three month period ended March 31, 2015, and March 31, 2014, interest income on loans was $6.3 million, respectively. The average balance of loans receivable increased from $532.7 million for the three month period ended March 31, 2014, to $541.1 million for the three month period ended March 31, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.54% for the three months ended March 31, 2014, to 118.70% for the three months ended March 31, 2015.

Interest Expense. Interest expense declined $705,000 for the three month period ended March 31, 2015, as compared to the three month period ended March 31, 2014. For the three month period ending March 31, 2015, the Company’s interest expense on FHLB advances was $69,000, compared to $434,000 for the three month period ended March 31, 2014. The Company’s decision to prepay $35.9 million in FHLB advances was the most significant contributing factor in the reduction of the Company’s borrowing expense. The average balance of funds borrowed from the FHLB declined to $23.2 million, from $45.8 million for the three months ended March 31, 2014. The average cost of FHLB borrowings were 3.79% for the three months ended March 31, 2014, and 1.19% for the three months ended March 31, 2015.

For the three month period ended March 31, 2015, the average balance of interest bearing retail time deposits declined $39.6 million to $292.4 million, as compared to $332.0 million for the three month period ended March 31, 2014. The average cost of retail time deposits for the three month periods ended March 31, 2015, and March 31, 2014 was unchanged at 1.16%. At March 31, 2015, the Company has $97.0 million of time deposits scheduled to mature beginning in December 2015 through February 2016, At March 31, 2015, time deposits maturing between December 1, 2015, and February 28, 2016, have a weighted average cost of 1.89% and have an annualized cost of approximately $1.8 million. The Company will attempt to maintain a significant amount of these deposits while re-pricing these deposits to current market rates.

The average balance cost of brokered deposits declined from 1.26% for the three months ended March 31, 2014, to 1.09% for the three months ended March 31, 2015. Over the same period, the average balance of brokered deposits declined $10.7 million to $35.4 million for the three month period ended March 31, 2015, as compared to the three month period ended March 31, 2014. For the three month period ended March 31, 2015, the Company’s total cost of deposits was 0.69% as compared to 0.78% for the three month period ended March 31, 2014.

The average balance of repurchase agreements decreased from $49.4 million for the three months ended March 31, 2014, to $42.5 million for the three month period ended March 31, 2015. The average cost of repurchase agreements was 2.02% for the three months ended March 31, 2014, and 1.13% for the three month period ended March 31, 2015. The reduction in the cost and average balance of repurchase agreements was largely the result of the maturity of a $10.0 million long term wholesale repurchase agreement in September 2014.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $215,000 in provision for loan loss was required for the three month period ended March 31, 2015, compared to a $380,000 provision for loan loss expense for the three month period ended March 31, 2014.

Non-Interest Income. There was a $315,000 increase in non-interest income in the three month period ended March 31, 2015, as compared to the same period in 2014. The increase in non-interest income was largely the result of a $353,000 increase in gains realized on the sale of investments. For the three month period ended March 31, 2015, the Company earned $177,000 in mortgage origination income as compared to $58,000 during the three month period ended March 31, 2014. The Company’s income for services charges was $714,000 for the three month period ended March 31, 2015, compared to $778,000 for the same period in 2014. Likewise, the Company’s financial services commission declined from $206,000 for the three month period ended March 31, 2014, to $159,000 for the three month period ended March 31, 2015.

Non-Interest Expenses. There was a $146,000 increase in total non-interest expenses in the three-month period ended March 31, 2015, as compared to the same period in 2014. The most significant change in non-interest expenses was a $389,000 increase in salaries and benefit expense for the three month period ended March 31, 2015, as compared to the three month period ended March 31, 2014. The increase in salaries and benefits expense was the result of higher cost of healthcare benefits and payroll expenses.

Income Taxes. The effective tax rate for the three-month periods ending March 31, 2015, was 24.3% due to the higher level of taxable net interest income. For the three month period ended March 31, 2014, the Company reflected a tax benefit of $140,000 due to lower levels of taxable net income and the significant amount of tax credits and tax free interest income relatively to taxable interest income.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on page 46 that provides the yields and cost of assets and liabilities.

At March 31, 2015, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date

7/27/2012	0.70%	$3,590,000	7/27/2015
7/22/2013	0.65%	1,940,000	11/22/2015
12/21/2010	1.70%	805,000	12/21/2015
9/21/2012	0.60%	2,500,000	1/21/2016
7/9/2012	0.75%	2,309,000	3/9/2016
3/17/2011	2.25%	1,500,000	3/17/2016
7/22/2013	0.80%	2,000,000	7/22/2016
8/6/2014	0.75%	2,842,000	10/06/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
7/9/2012	1.05%	1,446,000	1/9/2017	(1)
1/9/2015	1.00%	2,077,000	4/9/2017
7/27/2012	1.00%	1,496,000	7/27/2017	(1)
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018

Total		$32,669,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to Heritage Bank USA, Inc. and HopFed Bancorp, Inc. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has made the decision to opt-out of this requirement.

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

At March 31, 2015, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2015:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Common equity Tier 1 ratio	$96,264	16.64%	$94,237	16.36%

Tier 1 leverage ratio	$96,264	10.73%	$94,237	10.53%

Tier 1 risk-based capital ratio	$96,264	16.64%	$94,237	16.36%

Total risk based capital ratio	$102,434	17.71%	$100,407	17.43%

At March 31, 2015, the Bank had $14.4 million in outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $75.4 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from March 31, 2015, totaled $199.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2015, the Bank has pledged all eligible 1-4 family first mortgages.

At March 31, 2015, the Bank has outstanding borrowings of $19.0 million from the FHLB. A schedule of FHLB borrowings at March 31, 2015, is provided below:

Outstanding Balance	Rate	Maturity	Note
(Dollars in thousands)
$4,000	5.34%	03/17/16
15,000	0.36%	06/24/15

$19,000	1.41%	0.39 years	Weighted average life

At March 31, 2015, the Bank had $73.8 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8 million unsecured overnight borrowing capacity from a correspondent bank.

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

At March 31, 2015, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$447
Unused home equity lines of credit	$29,653
Unused commercial lines of credit	$45,758
Unused unsecured personal lines of credit	$35,542
Unfunded commitments on commercial loans	$14,372

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2015, will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at March 31, 2015, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at March 31, 2015, for the twelve month period ending March 31, 2016, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
		(Dollars In Thousands)

Net interest income	$25,625	$26,896	$27,648	$28,453	$29,173

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2015.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2015, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2015, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

On March 2, 2015, the Company sold 600,000 shares of treasury stock to the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan for $13.14 per share, the closing price of the Company’s common stock on February 27, 2015.

(b)	Use of Proceeds. Not applicable

(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
January 1, 2015, to January 31, 2015	6,900	$13.19	785,283	1,292,633
February 1, 2015, to February 28, 2015	614,943	$13.47	1,400,226	677,690
March 1, 2015, to March 31, 2015	103,498	$13.03	1,503,724	574,192

Total	725,341	$13.40	1,503,724	574,192

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three month period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014 (unaudited), (iii) Consolidated Condensed Statement of Comprehensive Income for the three-month periods ended March 31, 2015, and March 31, 2014 (unaudited), (iv) Consolidated Condensed Statement of Stockholders’ Equity, for the three-month periods ended March 31, 2015, and March 31, 2014 (unaudited); and (v) Condensed Consolidated Statements of Cash Flows, for the three month periods ended March 31, 2015 and March 31, 2014 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 11, 2015	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 11, 2015	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer