Form 10-Q
period 2015-06-30
HOPFED BANCORP INC
filed 2015-08-10
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, the Registrant had outstanding 6,975,308 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

		PAGE
PART I.	FINANCIAL INFORMATION

The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1.	Financial Statements
	Consolidated Condensed Statements of Financial Condition as of June 30, 2015, (unaudited) and December 31, 2014	2

	Consolidated Condensed Statements of Income (Loss) for the Three and Six Month Periods Ended June 30, 2015, and June 30, 2014 (unaudited)	4

	Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 30, 2015, and June 30, 2014 (unaudited)	6

	Consolidated Condensed Statement of Stockholders’ Equity for the Six Month Periods Ended June 30, 2015, and June 30, 2014 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2015, and June 30, 2014 (unaudited)	9

	Notes to Unaudited Consolidated Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

SIGNATURES		58

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$16,538	34,389
Interest-earning deposits	3,145	6,050

Cash and cash equivalents	19,683	40,439
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	247,673	303,628
Loans held for sale	2,470	1,444
Loans receivable, net of allowance for loan losses of $5,534 at June 30, 2015, and $6,289 at December 31, 2014	554,806	539,264
Accrued interest receivable	3,873	4,576
Real estate and other assets owned	1,795	1,927
Bank owned life insurance	10,128	9,984
Premises and equipment, net	24,171	22,940
Deferred tax assets	1,668	2,261
Intangible asset	—	33
Other assets	6,918	4,861

Total assets	$877,613	935,785

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$112,396	115,051
Interest-bearing accounts
Interest-bearing checking accounts	185,642	186,616
Savings and money market accounts	99,020	97,726
Other time deposits	320,461	331,915

Total deposits	717,519	731,308

Advances from Federal Home Loan Bank	9,000	34,000
Repurchase agreements	48,224	57,358
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	792	513
Dividends payable	296	301
Accrued expenses and other liabilities	3,216	3,593

Total liabilities	789,357	837,383

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at June 30, 2015, and December 31, 2014.	$—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,950,436 issued and 6,977,245 outstanding at June 30, 2015, and 7,949,665 issued and 7,171,282 outstanding at December 31, 2014	79	79
Additional paid-in-capital	58,552	58,466
Retained earnings	46,455	45,729
Treasury stock - common (at cost, 973,191 shares at June 30, 2015, and 778,383 shares at December 31, 2014)	(12,159)	(9,429)
Unallocated ESOP shares (at cost, 570,830 shares at June 30, 2015, and no shares at December 31, 2014)	(7,525)	—
Accumulated other comprehensive income, net of taxes	2,854	3,557

Total stockholders’ equity	88,256	98,402

Total liabilities and stockholders’ equity	$877,613	935,785

The consolidated condensed statement of financial condition at December 31, 2014, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$6,231	6,503	12,521	12,830
Securities available for sale - taxable	1,268	1,694	3,716	3,473
Securities available for sale - nontaxable	416	531	869	1,075
Interest-earning deposits	4	6	8	14

Total interest income	7,919	8,734	17,114	17,392

Interest expense:
Deposits	1,245	1,488	2,505	2,959
Advances from Federal Home Loan Bank	66	428	135	862
Repurchase agreements	118	245	238	494
Subordinated debentures	183	193	367	377

Total interest expense	1,612	2,354	3,245	4,692

Net interest income	6,307	6,380	13,869	12,700
Provision for loan losses	270	(261)	485	119

Net interest income after provision for loan losses	6,037	6,641	13,384	12,581

Non-interest income:
Service charges	720	848	1,434	1,626
Merchant card income	286	276	556	535
Mortgage origination revenue	343	133	520	191
Gain on sale of securities	83	241	449	254
Income from bank owned life insurance	73	66	144	161
Financial services commission	194	168	353	374
Other operating income	169	213	325	402

Total non-interest income	1,868	1,945	3,781	3,543

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2015	2014	2015	2014
Non-interest expenses:
Salaries and benefits	$4,004	3,692	8,188	7,487
Occupancy	752	808	1,490	1,717
Data processing	701	736	1,393	1,464
Bank franchise tax	251	398	499	644
Intangible amortization	16	33	32	65
Professional services	468	341	797	628
Deposit insurance and examination	151	183	268	380
Advertising	340	341	646	655
Postage and communications	134	140	266	283
Supplies	111	158	257	303
Loss on real estate owned	741	102	734	125
Real estate owned	67	92	204	222
Other operating	498	423	930	798

Total non-interest expense	8,234	7,447	15,704	14,771

Income (loss) before income tax	(329)	1,139	1,461	1,353
Income tax expense (benefit)	(212)	214	223	74

Net income (loss)	($117)	925	1,238	1,279

Net income (loss) per share:
Basic	($0.02)	0.13	0.19	0.17

Diluted	($0.02)	0.13	0.19	0.17

Dividend per share	$0.04	0.04	0.08	0.08

Weighted average shares outstanding - basic	6,425,687	7,376,726	6,588,845	7,396,627

Weighted average shares outstanding - diluted	6,425,687	7,376,726	6,588,845	7,396,627

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month		For the Six Month
	Periods Ended June 30,		Periods Ended June 30,
	2015	2014	2015	2014

Net income (loss)	($117)	925	1,238	1,279

Other comprehensive income, net of tax:
Unrealized gains on securities for which a portion of an other than temporary impairment has been recorded in earnings:

Unrealized holding gains arising during the period	—	—	306	—

Income tax expense	—	—	(104)	—

Other comprehensive income on available for sale for sale securities with other than temporary impairment	—	—	202	—

Unrealized gain (loss) on investment securities available for sale, net of tax effect of $907 and ($1,340) for the three month periods ended June 30, 2015, and June 30, 2014, respectively; and $379 and ($2,260) for the six month periods ended June 30, 2015, and June 30, 2014, respectively;	(1,761)	2,601	(736)	4,387

Unrealized gain on derivatives, net of tax effect of ($32) and ($31) for the three month periods ended June 30, 2015, and June 30, 2014, respectively; and of ($65) and ($56) for the six month periods ending June 30, 2015, and June 30, 2014, respectively;	63	60	127	109

Reclassification adjustment for gains included in net income, net of tax effect of $28 and $82 for the three month periods ended June 30, 2015, and June 30, 2014, respectively; and $153 and $86 the six month periods ended June 30, 2015, and June 30, 2014, respectively;	(54)	(159)	(296)	(168)

Other comprehensive income (loss) on available for sale without other than temporary impairment	(1,752)	2,502	(905)	4,328

Total other comprehensive income (loss)	(1,752)	2,502	(703)	4,328

Comprehensive income (loss)	($1,869)	3,427	535	5,607

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2014

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Preferred Stock	Common Stock	Additional Capital Surplus	Retained Earnings	Treasury Stock Common	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance at December 31, 2013	7,447,903	—	$79	58,302	44,694	(5,929)	(1,429)	95,717

Consolidated net income	—	—	—	—	1,279	—	—	1,279

Repurchase of treasury stock	(72,856)	—	—	—	—	(838)	—	(838)

Restricted stock awards	20,238	—	—	—	—	—	—	—

Compensation expense, restricted stock awards	—	—	—	65	—	—	—	65

Net change in unrealized gain on securities available for sale, net of income taxes of $2,173	—	—	—	—	—	—	4,219	4,219

Net change in unrealized loss on derivatives, net of income tax benefit of $56	—	—	—	—	—	—	109	109

Cash dividend to common stockholders	—	—	—	—	(591)	—	—	(591)

Balance June 30, 2014	7,395,285	—	$79	58,367	45,382	(6,767)	2,899	99,960

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2015

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Common Stock	Additional Capital Surplus	Retained Earnings	Treasury Stock Common	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance at December 31, 2014	7,171,282	$79	58,466	45,729	(9,429)	—	3,557	98,402

Consolidated net income	—	—	—	1,238	—	—	—	1,238

Treasury stock reissued	600,000	—	—	—	7,884	(7,884)	—	—

Restricted stock issued	771	—	—	—	—	—	—	—

Repurchase of treasury stock	(794,808)	—	—	—	(10,614)	—	—	(10,614)

ESOP shares committed to release	—	—	—	—	—	359	—	359

Change in price of ESOP shares	—	—	(12)	—	—	—	—	(12)

Compensation expense, restricted stock awards	—	—	98	—	—	—	—	98

Net change in unrealized gain on securities available for sale, net of income taxes of $428	—	—	—	—	—	—	(830)	(830)

Net change in unrealized loss on derivatives, net of income taxes of ($65)	—	—	—	—	—	—	127	127

Cash dividend to common stockholders	—	—	—	(512)	—	—	—	(512)

Balance June 30, 2015	6,977,245	$79	58,552	46,455	(12,159)	(7,525)	2,854	88,256

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Periods June 30,
	2015	2014
Cash flows from operating activities:
Net cash provided by operating activities	$2,306	$4,477

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	80,197	52,414
Purchase of securities available for sale	(25,989)	(59,556)
Net (increase) decrease in loans	(16,874)	5,560
Proceeds from sale of foreclosed assets	240	249
Purchase of premises and equipment	(1,842)	(508)

Net cash provided by (used in) investing activities	35,732	(1,841)

Cash flows from financing activities:
Net decrease in demand deposits	(2,655)	(1,702)
Net decrease in time and other deposits	(11,134)	(18,026)
Increase in advances from borrowers for taxes and insurance	279	202
Advances from Federal Home Loan Bank	15,000	15,000
Repayment of advances from Federal Home Loan Bank	(40,000)	(21,004)
Net decrease in repurchase agreements	(9,134)	(1,634)
Cash used to repurchase treasury stock	(10,614)	(838)
Dividends paid on common stock	(536)	(591)

Net cash used in financing activities	(58,794)	(28,593)

Decrease in cash and cash equivalents	(20,756)	(25,957)
Cash and cash equivalents, beginning of period	40,439	55,848

Cash and cash equivalents, end of period	19,683	29,891

Supplemental disclosures of cash flow information:
Interest paid	$3,279	4,752

Income taxes paid	$55	—

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$1,357	588

Foreclosures and in substance foreclosures of loans during period	$842	190

Net unrealized gains (losses) on investment securities classified as available for sale	$(1,258)	6,392

Increase (decrease) in deferred tax asset related to unrealized gains on investments	$428	(2,173)

Dividends declared and payable	$296	308

Issue of treasury stock to ESOP	$7,884	—

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee, and Pleasant View, Tennessee. Heritage Wealth Management agents travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services. In October of 2014, the Bank opened a loan production office in Nashville, Tennessee.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended June 30, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2015.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income (loss) per share (“IPS”) computations for the three and six month periods ended June 30, 2015, and June 30, 2014. For the three and six month periods ended June 30, 2015, the Company’s financial statements reflect a liability adequate to release of 29,170 shares from the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”). Therefore, the Company has included 29,170 shares held by the ESOP in the IPS calculation. The Company has excluded 570,830 unearned shares purchased and owned by the ESOP from our IPS computations. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Period Ended June 30,
	2015	2014

Basic IPS:
Net income (loss)	($117,000)	$925,000
Average common shares outstanding	6,425,687	7,376,726

Net income (loss) per share	($0.02)	$0.13

Diluted IPS
Net income (loss)	($117,000)	$925,000
Average common shares outstanding	6,425,687	7,376,726
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,425,687	7,376,726

Net income (loss) per share, diluted	($0.02)	$0.13

	Six Month Period Ended June 30,
	2015	2014

Basic IPS:
Net income	$1,238,000	$1,279,000
Average common shares outstanding	6,588,845	7,396,627

Net income per share	$0.19	$0.17

Diluted IPS
Net income	$1,238,000	$1,279,000
Average common shares outstanding	6,588,845	7,396,627
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,588,845	7,396,627

Net income per share, diluted	$0.19	$0.17

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $49,000 and $98,000 for the three and six month periods ended June 30, 2015, and $35,000 and $65,000 for the three and six month periods ended June 30, 2014, respectively. The Company issued 771 shares during the three and six month periods ended June 30, 2015. The Company issued 20,238 shares of restricted stock during the three and six month periods ended June 30, 2014. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at June 30, 2015:

Year Ending December 31,	Future Expense

2015	$89,875
2016	135,283
2017	48,459
2018	5,630
2019	725

Total	$279,972

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

At June 30, 2015, the Company has 61 securities with unrealized losses. The carrying amount of securities and their estimated fair values at June 30, 2015, were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale
U.S. Treasury securities	$2,001	10	—	2,011
Agency debt securities	92,585	1,971	(539)	94,017
Taxable municipal bonds	8,428	150	(78)	8,500
Tax free municipal bonds	49,143	2,511	(202)	51,452
Trust preferred securities	1,608	195	—	1,803
Mortgage-backed securities:
GNMA	21,874	252	(124)	22,002
FNMA	32,733	423	(112)	33,044
FHLMC	5,657	30	(34)	5,653
SLMA CMO	3,806	—	(23)	3,783
AGENCY CMO	25,316	186	(94)	25,408

	$243,151	5,728	(1,206)	247,673

The carrying amount of securities and their estimated fair values at December 31, 2014, was as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale
U.S. Treasury securities	$3,977	3	—	3,980
Agency debt securities	101,654	2,125	(527)	103,252
Tax free municipal bonds	57,399	3,814	(166)	61,047
Taxable municipal bonds	11,871	235	(63)	12,043
Trust preferred securities	1,600	—	(111)	1,489
Commercial bonds	2,000	7	—	2,007
Mortgage-backed securities:
GNMA	27,535	670	(122)	28,083
FNMA	50,617	694	(536)	50,775
FHLMC	3,276	38	—	3,314
SLMA CMO	9,895	—	(252)	9,643
AGENCY CMO	28,024	176	(205)	27,995

	$297,848	7,762	(1,982)	303,628

The scheduled maturities of debt securities available for sale at June 30, 2015, were as follows:

June 30, 2015	Amortized Cost	Estimated Fair Value

Due within one year	$4,830	$4,927
Due in one to five years	16,675	16,972
Due in five to ten years	40,668	41,210
Due after ten years	26,089	27,452

	88,262	90,561
Amortizing agency bonds	65,503	67,222
Mortgage-backed securities	89,386	89,890

Total unrestricted securities available for sale	$243,151	$247,673

The scheduled maturities of debt securities available for sale at December 31, 2014, were as follows:

December 31, 2014	Amortized Cost	Estimated Fair Value

Due within one year	$4,830	$4,927
Due in one to five years	21,564	21,818
Due in five to ten years	41,683	42,613
Due after ten years	33,119	35,380

	101,196	104,738
Amortizing agency bonds	77,305	79,080
Mortgage-backed securities	119,347	119,810

Total unrestricted securities available for sale	$297,848	$303,628

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2015, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale

U.S. Agency debt securities	$20,573	(172)	14,473	(367)	35,046	(539)
Taxable municipals	2,043	(15)	2,994	(63)	5,037	(78)
Tax free municipals	1,475	(3)	6,209	(199)	7,684	(202)
Mortgage-backed securities:
GNMA	4,954	(38)	11,177	(86)	16,131	(124)
FNMA	7,338	(62)	3,068	(50)	10,406	(112)
FHLMC	2,663	(34)	—	—	2,663	(34)
SLMA CMOs	183	(2)	3,600	(21)	3,783	(23)
AGENCY CMOs	8,245	(29)	1,970	(65)	10,215	(94)

Total available for sale	$47,474	(355)	43,491	(851)	90,965	(1,206)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2014, were as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2014	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for sale

U.S. Agency debt securities	$14,021	(20)	29,156	(507)	43,177	(527)
Taxable municipals	—	—	4,785	(63)	4,785	(63)
Tax free municipals	—	—	6,647	(166)	6,647	(166)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Mortgage-backed securities:
GNMA	12,568	(108)	2,895	(14)	15,463	(122)
FNMA	—	—	18,927	(536)	18,927	(536)
SLMA CMOs	1,923	(14)	7,720	(238)	9,643	(252)
AGENCY CMOs	9,545	(91)	7,685	(114)	17,230	(205)

Total available for sale	$38,057	(233)	79,304	(1,749)	117,361	(1,982)

At June 30, 2015, securities with a book value of approximately $162.8 million and a market value of approximately $168.2 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

At June 30, 2015, securities with a book and market value of $42.2 million were sold under agreements to repurchase from various customers. Furthermore, the Company has a wholesale repurchase agreement with third party secured by investments with a combined book value of $6.9 million and a market value of $7.1 million. The repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%.

(5)	LOANS

The components of loans receivable in the consolidated balance sheets as of June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans
One-to-four family (closed end) first mortgages	$146,285	26.1%	$150,551	27.6%
Second mortgages (closed end)	2,046	0.4%	2,102	0.4%
Home equity lines of credit	33,803	6.0%	34,238	6.3%
Multi-family	22,580	4.0%	25,991	4.8%
Construction	27,072	4.8%	24,241	4.4%
Land	24,521	4.4%	26,654	4.9%
Farmland	41,224	7.4%	42,874	7.8%
Non-residential real estate	160,039	28.5%	150,596	27.6%

Total mortgage loans	457,570	81.6%	457,247	83.8%

Consumer loans	16,011	2.9%	14,438	2.6%
Commercial loans	87,148	15.5%	74,154	13.6%

Total other loans	103,159	18.4%	88,592	16.2%

Total loans, gross	560,729	100.0%	545,839	100.0%

Deferred loan cost, net of income	(389)		(286)
Less allowance for loan losses	(5,534)		(6,289)

Total loans	$554,806		$539,264

The allowance for loan losses totaled $5.5 million at June 30, 2015, $6.3 million at December 31, 2014, and $8.4 million at June 30, 2014, respectively. The ratio of the allowance for loan losses to total loans was 0.99% at June 30, 2015, 1.15% at December 31, 2014, and 1.53% at June 30, 2014. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
One-to-four family mortgages	$1,456	1,501	524
Home equity line of credit	48	—	29
Multi-family	1,827	95	—
Land	1,982	215	1,217
Non-residential real estate	520	1,159	6,520
Farmland	209	115	13
Consumer loans	—	—	1
Commercial loans	1,014	90	431

Total non-accrual loans	$7,056	3,175	8,735

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the six month period ended June 30, 2015:

Six month period ended June 30, 2015	Balance 12/31/2014	Charge off 2015	Recovery 2015	General Provision 2015	Specific Provision 2015	Ending Balance 6/30/2015

One-to-four family mortgages	$1,198	(88)	21	61	(194)	998
Home equity line of credit	181	(92)	3	89	15	196
Junior liens	14	—	2	(2)	(4)	10
Multi-family	85	—	—	—	(12)	73
Construction	146	—	—	—	20	166
Land	1,123	(631)	—	84	597	1,173
Non-residential real estate	2,083	(222)	2	(73)	(150)	1,640
Farmland	461	—	—	—	(94)	367
Consumer loans	494	(177)	73	91	(134)	347
Commercial loans	504	(147)	16	222	(31)	564

	$6,289	(1,357)	117	472	13	5,534

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2014:

Year ended December 31, 2014	Balance 12/31/2013	Charge off 2014	Recovery 2014	General Provision 2014	Specific Provision 2014	Ending Balance 12/31/2014

One-to-four family mortgages	$2,048	(233)	24	(304)	(337)	1,198
Home equity line of credit	218	(83)	3	(37)	80	181
Junior liens	39	—	9	(25)	(9)	14
Multi-family	466	—	—	(381)	—	85
Construction	88	(139)	9	58	130	146
Land	1,305	—	—	(74)	(108)	1,123
Non-residential real estate	2,719	(66)	864	(1,368)	(66)	2,083
Farmland	510	—	—	542	(591)	461
Consumer loans	541	(415)	109	(13)	272	494
Commercial loans	748	(296)	94	(244)	202	504

	$8,682	(1,232)	1,112	(1,846)	(427)	6,289

The table below presents loan balances at June 30, 2015, by loan classification allocated between past due, performing and non-performing:

		30 – 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
June 30, 2015	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$142,987	398	1,456	42	1,402	—	146,285
Home equity line of credit	33,113	69	48	—	573	—	33,803
Junior liens	1,992	—	—	38	16	—	2,046
Multi-family	17,818	140	1,827	1,655	1,140	—	22,580
Construction	26,972	100	—	—	—	—	27,072
Land	14,425	—	1,982	44	8,070	—	24,521
Non-residential real estate	149,565	162	520	640	9,152	—	160,039
Farmland	40,143	168	209	681	23	—	41,224
Consumer loans	15,790	13	—	14	194	—	16,011
Commercial loans	84,772	126	1,014	169	1,067	—	87,148

Total	$527,577	1,176	7,056	3,283	21,637	—	560,729

The table below presents loan balances at December 31, 2014, by loan classification allocated between past due, performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total

One-to-four family mortgages	$145,372	757	1,501	203	2,718	—	150,551
Home equity line of credit	33,338	143	—	—	757	—	34,238
Junior liens	2,025	—	—	40	37	—	2,102
Multi-family	20,066	—	95	2,904	2,926	—	25,991
Construction	24,241	—	—	—	—	—	24,241
Land	14,674	654	215	362	10,749	—	26,654
Non-residential real estate	131,854	—	1,159	5,492	12,091	—	150,596
Farmland	40,057	64	115	516	2,122	—	42,874
Consumer loans	14,104	14	—	21	299	—	14,438
Commercial loans	71,191	55	90	325	2,493	—	74,154

Total	$496,922	1,687	3,175	9,863	34,192	—	545,839

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2015, and December 31, 2014, by portfolio segment and based on the impairment method as of June 30, 2015, and December 31, 2014.

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
June 30, 2015:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$91	116	445	46	48	$746
Collectively evaluated for impairment	473	1,223	1,635	1,158	299	4,788

Total ending allowance balance	$564	1,339	2,080	1,204	347	$5,534

Loans:
Loans individually evaluated for impairment	$2,081	10,052	12,871	3,495	194	$28,693
Loans collectively evaluated for impairment	85,067	41,541	210,972	178,639	15,817	532,036

Total ending loans balance	$87,148	51,593	223,843	182,134	16,011	$560,729

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2014:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	663	738	51	62	$1,514
Collectively evaluated for impairment	504	606	1,891	1,342	432	4,775

Total ending allowance balance	$504	1,269	2,629	1,393	494	$6,289

Loans:
Loans individually evaluated for impairment	$2,583	10,964	18,508	5,013	299	$37,367
Loans collectively evaluated for impairment	71,571	39,931	200,953	181,878	14,139	508,472

Total ending loans balance	$74,154	50,895	219,461	186,891	14,438	$545,839

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

The Company’s annualized net charge off ratios for six month periods ended June 30, 2015, June 30, 2014, and the year ended December 31, 2014, was 0.45%, 0.16% and 0.02%, respectively. The ratios of allowance for loan losses to non-accrual loans at June 30, 2015, June 30, 2014, and December 31, 2014, were 78.4%, 95.6%, and 198.08%, respectively.

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments or using the fair value of the collateral less cost to sell if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At June 30, 2015, December 31, 2014, and June 30, 2014, the Company’s impaired loans totaled $28.7 million, $37.4 million and $37.7 million, respectively.

At June 30, 2015, December 31, 2014 and June 30, 2014, the Company’s specific reserve for impaired loans totaled $746,000, $1.5 million and $1.5 million respectively. Loans by classification type and the related allowance amounts at June 30, 2015, are as follows:

						Specific	Reserve
						Reserve	for
		Special	Impaired Loans			for	Performing
June 30, 2015	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	$143,385	42	2,858	—	146,285	46	952
Home equity line of credit	33,182	—	621	—	33,803	—	196
Junior liens	1,992	38	16	—	2,046	—	10
Multi-family	17,958	1,655	2,967	—	22,580	—	73
Construction	27,072	—	—	—	27,072	—	166
Land	14,425	44	10,052	—	24,521	116	1,057
Non-residential real estate	149,727	640	9,672	—	160,039	445	1,195
Farmland	40,311	681	232	—	41,224	—	367
Consumer loans	15,803	14	194	—	16,011	48	299
Commercial loans	84,898	169	2,081	—	87,148	91	473

Total	$528,753	3,283	28,693	—	560,729	746	4,788

Loans by classification type and the related valuation allowance amounts at December 31, 2014, are as follows:

		Special	Impaired Loans			Specific Allowance for	Allowance For Loans
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Not Impaired
December 31, 2014

One-to-four family mortgages	$146,129	203	4,219	—	150,551	51	1,147
Home equity line of credit	33,481	—	757	—	34,238	—	181
Junior lien	2,025	40	37	—	2,102	—	14
Multi-family	20,066	2,904	3,021	—	25,991	—	85
Construction	24,241	—	—	—	24,241	—	146
Land	15,328	362	10,964	—	26,654	663	460
Non-residential real estate	131,854	5,492	13,250	—	150,596	738	1,345
Farmland	40,121	516	2,237	—	42,874	—	461
Consumer loans	14,118	21	299	—	14,438	62	432
Commercial loans	71,246	325	2,583	—	74,154	—	504

Total	$498,609	9,863	37,367	—	545,839	1,514	4,775

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2015, were as follows:

				For the three month period ended
	At June 30, 2015			June 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no recorded reserve
One-to-four family mortgages	$2,148	2,175	—	2,408	11
Home equity line of credit	621	621	—	693	—
Junior liens	16	16	—	18	—
Multi-family	2,967	2,967	—	2,982	34
Construction	—	—	—	—	—
Land	9,456	10,087	—	8,376	20
Farmland	232	232	—	237	—
Non-residential real estate	8,949	8,949	—	9,580	18
Consumer loans	3	3	—	5	—
Commercial loans	1,727	1,727	—	1,607	21

Total	26,119	26,777	—	25,906	104

Impaired loans with a specific allowance:

One-to-four family mortgages	710	710	46	712	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	596	596	116	2,009	—
Farmland	—	—	—	—	—
Non-residential real estate	723	723	445	952	—
Consumer loans	191	191	48	185	—
Commercial loans	354	354	91	529	16

Total	2,574	2,574	746	4,387	16

Total impaired loans	$28,693	29,351	746	30,293	120

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2014, were as follows:

				For the year ended
	At December 31, 2014			December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no specific allowance
One-to-four family mortgages	$3,501	3,501	—	2,972	176
Home equity line of credit	757	757	—	690	35
Junior liens	37	37	—	39	2
Multi-family	3,021	3,021	—	1,342	190
Construction	—	—	—	29	—
Land	7,740	7,740	—	8,978	339
Non-residential real estate	12,057	12,057	—	8,672	669
Farmland	2,237	2,237		3,968	125
Consumer loans	51	51	—	36	3
Commercial loans	2,583	2,583	—	2,246	154

Total	31,984	31,984	—	28,972	1,693

Impaired loans with a specific allowance

One-to-four family mortgages	$718	718	51	1,434	44
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,224	4,737	663	3,418	160
Non-residential real estate	1,193	1,258	738	3,617	69
Farmland	—	—	—	619	—
Consumer loans	248	248	62	355	—
Commercial loans	—	—	—	100	—

Total	5,383	6,961	1,514	9,543	273

Total impaired loans	$37,367	38,945	1,514	38,515	1,966

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

At December 31, 2014, and June 30, 2015, the Company had two loans classified as performing TDRs. At June 30, 2015, the terms of both loans are interest only and are paying as agreed. There was no activity in loans classified as TDRs for the six month ended June 30, 2015. A summary of the activity in loans classified as TDRs for the six month period ended June 30, 2015, is as follows:

	Balance at 12/31/14	New TDR	Loss or Foreclosure	Transferred to Held For Sale	Removed from (Taken to) Non-accrual	Balance at 6/30/15
	(Dollars in Thousands)

Non-residential real estate	$3,284	—	—	—	—	3,284

Total performing TDR	$3,284	—	—	—	—	3,284

A summary of the activity in loans classified as TDRs for the twelve month period ended December 31, 2014, is as follows:

	Balance at 12/31/13	New TDR	Loss or Foreclosure	Transferred to Held For Sale	Removed from (Taken to) Non-accrual	Balance at 12/31/14
	(Dollars in Thousands)
One-to-four family mortgages	$—	—	—	—	—	$—
Non-residential real estate	—	10,271	—	(6,987)	—	3,284
Commercial loans	—	—	—	—	—	—

Total performing TDR	$—	10,271	—	(6,987)	—	$3,284

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At June 30, 2015, December 31, 2014, and June 30, 2014, the composition of the Company’s balances in both real estate and assets owned and non-accrual loans are as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in Thousands)

One-to-four family mortgages	$115	159	356
Land	943	1,768	934
Non-residential real estate	737	—	200

Total other assets owned	$1,795	1,927	1,490

Total non-accrual loans	$7,056	3,175	8,735

Total non-performing assets	$8,851	5,102	10,225

Non-performing assets / Total assets	1.01%	0.55%	1.08%

The following is a summary of the activity in the Company’s real estate and other assets owned for the six month period ending June 30, 2015:

	Balance	Activity During 2015		Reduction	Gain (Loss)	Balance
	12/31/2014	Foreclosures	Proceeds	in Values	on Sale	6/30/2015
	(Dollars in Thousands)

One-to-four family mortgages	$159	105	(116)	—	(33)	115
Land	1,768	—	(124)	—	(701)	943
Non-residential real estate	—	737	—	—	—	737

Total	$1,927	842	(240)	—	(734)	1,795

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2014:

	Activity During 2014
	Balance 12/31/2013	Foreclosures	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2014
	(Dollars in Thousands)
One-to-four family mortgages	$350	461	(667)	(5)	20	159
Land	1,124	943	(123)	(157)	(19)	1,768
Non-residential real estate	200	175	(328)	—	(47)	—

Total	$1,674	1,579	(1,118)	(162)	(46)	1,927

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At June 30, 2015	At December 31, 2014

Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income

	Three Month Periods Ended June 30,		Six Month Period Ended June 30,
	2015	2014	2015	2014

Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$89	87	$174	173

Net income	$89	87	$174	173

Summary Statement of Stockholders’ Equity

(For the six month period ended June 30, 2015)

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2014	$10,000	310	—	10,310
Net income	—	—	174	174
Dividends:
Trust preferred securities	—	—	(169)	(169)
Common paid to HopFed Bancorp, Inc.	—	—	(5)	(5)

Ending balances, June 30, 2015	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

•	Level 1 is for assets and liabilities that management has obtained quoted prices (unadjusted for transaction cost) or identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

•	Level 2 is for assets and liabilities in which significant unobservable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 is for assets and liabilities in which significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company’s $1.8 million trust preferred is the only investment instrument classified as a Level 3 asset. The Company determines the value of the instrument by using the present value of scheduled future cash flows and discount accretion to determine an estimated market value for the security.

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized below:

June 30, 2015 Description	Total carrying value in the consolidated balance sheet at June 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Available for sale securities	$247,673	2,010	243,860	1,803

Liabilities
Interest rate swap	$198	—	198	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2014, are summarized below

December 31, 2014 Description	Total carrying value in the consolidated balance sheet at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Available for sale securities	$303,628	—	302,139	1,489

Liabilities
Interest rate swap	$390	—	390	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for June 30, 2015:

June 30, 2015 Description	Total carrying value in the consolidated balance sheet at 6/ 30/ 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets

Other real estate and other assets owned	$1,795	—	—	$1,795

Impaired loans, net of reserve of $746	$1,828	—	—	$1,828

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2014:

December 31, 2014 Description	Total carrying value in the consolidated balance sheet at 12/31/2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Other real estate and other assets owned	$1,927	—	—	$1,927

Impaired loans, net of reserve of $1,514	$3,869	—	—	$3,869

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the six month periods ended June 30, 2015, and June 30, 2014, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2015		2014
Six month period ended June 30,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	1,489	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at June 30,	306	—	—	—
Accretion of previous discounted amounts	8
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, June 30,	$1,803	—	1,489	—

The estimated fair values of financial instruments were as follows at June 30, 2015:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$16,538	16,538	16,538	—	—
Interest-earning deposits	3,145	3,145	3,145	—	—
Securities available for sale	247,673	247,673	2,010	243,860	1,803
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	2,470	2,470	—	2,470	—
Loans receivable	554,806	554,193	—	—	554,193
Accrued interest receivable	3,873	3,873	—	3,873	—
Financial liabilities:
Deposits	717,519	700,283	—	700,283	—
Advances from borrowers for taxes and insurance	792	792	—	792	—
Advances from Federal Home Loan Bank	9,000	9,136	—	9,136	—
Repurchase agreements	48,224	48,485	—	48,485	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Market value of interest rate swap	198	198	—	198	—

The estimated fair values of financial instruments were as follows at December 31, 2014:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$34,389	34,389	34,389	—	—
Interest-earning deposits	6,050	6,050	6,050	—	—
Securities available for sale	303,628	303,628	—	302,139	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	1,444	1,444	—	1,444	—
Loans receivable	539,264	537,493	—	—	537,493
Accrued interest receivable	4,576	4,576	—	4,576	—
Financial liabilities:
Deposits	731,308	714,750	—	714,750	—
Advances from borrowers for taxes and insurance	513	513	—	513	—
Advances from Federal Home Loan Bank	34,000	34,217	—	34,217	—
Repurchase agreements	57,358	57,688	—	57,688	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Market value of interest rate swap	390	390	—	390	—

(9)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the six month period ended June 30, 2015, or the year ended December 31, 2014.

In October of 2008, the Bank entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Bank will pay a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Bank and will be tested quarterly for effectiveness. At June 30, 2015, and December 31, 2014, the cost of the Bank to terminate the cash flow hedge was approximately $198,000 and $390,000, respectively. The interest rate swap agreement expires October 8, 2015.

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

ASU 2014-1, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. The ASU impacts the Company’s accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received. The entity recognizes the net investment performance in the income statement as a component of income tax expense. The Company has chosen to continue to utilize the equity method for reporting under this topic. For public business entities, the accounting changes are effective for annual periods and interim reporting periods beginning after December 15, 2014. The adoption of ASU 2014-01 did not have a material impact on the Company’s financial position or results of operations.

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

ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements. In May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016; however, the FASB has proposed a one year deferral of the effective date. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Effective January 1, 2015, the Company adopted new guidance related to Receivables. The new guidance requires that a government guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The adoption of this guidance was not material to the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(11)	INCOME TAXES

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

(12)	OTHER ASSETS

The Company has invested in two flow-through limited liability entities that manage and invest in affordable housing projects that qualify for historic, low-income and elderly housing tax credits. At June 30, 2015, the Company’s total investment in each entity was $422,000 and $1.0 million, respectively. The Company has no future capital commitments to either entity. The amounts recognized in net income for these investments for the three and six month periods below include:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment loss included in pre-tax income	$55	51	$110	102
Tax credits recognized in provision for income taxes	$24	20	$48	40

(13)	ESOP PLAN

All Company employees participate in the 2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan (ESOP). The ESOP purchased 600,000 shares of the Company’s common stock from the Company on March 2, 2015, at $13.14 per share. The ESOP borrowed $7.9 million from the Company for the purchase of the stock, using the 600,000 shares of common stock as collateral. The Company makes discretionary contributions to the ESOP. The ESOP utilizes these contributions along with the dividends on the 600,000 held by the ESOP to repay the loan from the Company. When loan payments are made, ESOP shares are released based on reduction in the principal balance of the loan.

The shares are allocated to participants based on relative compensation. Employees who are not employed at the December 31st of each year are not eligible for participation in the ESOP. The Company anticipates that loan payments will be made at the end of each year. Participants receive shares at the end of employment. The Company has the option to repurchase the shares or to provide the shares directly to the employee.

At June 30, 2015, the ESOP has not made a loan payment to the Company. At June 30, 2015, the Company has an accrued ESOP contribution liability of approximately $437,000. At June 30, 2015, the Company has calculated that our current accrual would be sufficient to release 29,170 shares of ESOP shares to participants. At June 30, 2015, shares held by the ESOP were as follows:

Accrued to allocate to Participants	29,170
Unearned ESOP shares	570,830

Total ESOP shares	600,000

Fair value of unearned shares	$6,450,375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2015, and December 31, 2014, and for the three and six month periods ended June 30, 2015, and June 30, 2014, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2014 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2015, and December 31, 2014

At June 30, 2015, total assets declined $58.2 million, to $877.6 million as compared to $935.8 million at December 31, 2014, largely due to lower levels of time deposits, Federal Home Loan Bank (“FHLB”) advances, customer repurchase account balances and the purchase of $10.6 million in treasury stock. Securities available for sale declined from $303.6 million at December 31, 2014, to $247.7 million at June 30, 2015. At June 30, 2015, and December 31, 2014, securities classified as “available for sale” had an amortized cost of $243.2 million and $297.8 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2014, and June 30, 2015. Total Federal Home Loan Bank “FHLB” borrowings declined $25.0 million, from $34.0 million at December 31, 2014, to $9.0 million at June 30, 2015. Total repurchase balances decreased from $57.4 million at December 31, 2014, to $48.2 million at June 30, 2015. Net loans totaled $554.8 million and $539.3 million at June 30, 2015, and December 31, 2014, respectively.

At June 30, 2015, deposits declined to $717.5 million from $731.3 million at December 31, 2014. At June 30, 2015, non-interest checking account balances are $112.4 million, or 15.66% of total deposits as compared to $115.1 million, or 15.73% of total deposits at December 31, 2014. At June 30, 2015, time deposits were $320.5 million, representing a decline of $11.4 million as compared to December 31, 2014. The average cost of all deposits during the three month periods ended June 30, 2015 and June 30, 2014, was 0.69% and 0.78%, respectively.

At June 30, 2015, the Company has a $98.0 million in time deposits that are scheduled to mature between December 1, 2015, and February 28, 2016. The weighted average cost of time deposits maturing during this time frame is 1.86%, representing an annual interest expense of approximately $1.8 million.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2015 and 2014.

Net Income. The Company’s net income was $1.2 million for the six month period ended June 30, 2015, as compared to net income of $1.3 million for the six month period ended June 30, 2014. The decline in the Company’s results for the six month period ended June 30, 2015, was largely the result of an increase in non-interest expenses which offset an improved level of net interest income.

Net Interest Income. Net interest income for the six month period ended June 30, 2015, was $13.9 million, compared to $12.7 million for the six month period ended June 30, 2014. The increase in net interest income for the six months ended June 30, 2015, as compared to June 30, 2014, was due to a $1.4 million decline in the Company’s interest expense and the collection of $830,000 of past due investment income from our investment in a subordinated debenture originally issued by First Financial Services Corporation (“FFKY”). FFKY was sold in January 2015 and the purchaser paid all interest current.

For the six months ended June 30, 2015, the average yield on loans was 4.58%, as compared to 4.79% for the six month period ended June 30, 2014. For the six month periods ended June 30, 2015, and June 30, 2014, income on taxable securities was $3.7 million and $3.5 million, respectively. For the six month period ending June 30, 2015, the tax equivalent yield on taxable and tax free securities were 3.46% and 4.70%, respectively, as compared to 2.63% and 4.82% for the six -month period ended June 30, 2014, respectively. For the six month period ended June 30, 2015, the yield on taxable securities excluding the recovery income from the FFKY sale was 2.69%.

For the six month periods ended June 30, 2015, and June 30, 2014, the Company’s cost of interest bearing liabilities was 0.94% and 1.24%, respectively. The lower cost of interest bearing liabilities was largely the result of the prepayment of FHLB advances in December 2014. For the six month period ended June 30, 2015, and June 30, 2014, the Company’s net interest margin was 3.48% and 3.01%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six -month periods ended June 30, 2015, and June 30, 2014. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six -month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $429,000 for the six month period ended June 30, 2015, and $524,000 for the six month period ended June 30, 2014, for a tax equivalent rate using a cost of funds rate of 0.94% for June 30, 2015, and 1.24% for June 30, 2014. The table adjusts tax-free loan income by $7,000 for June 30, 2015, and $6,000 for June 30, 2014, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 06/30/2015	Income & Expense 06/30/2015	Average Rates 06/30/2015	Average Balance 06/30/2014	Income & Expense 06/30/2014	Average Rates 06/30/2014

Loans	$547,071	$12,528	4.58%	$535,830	$12,836	4.79%
Investments AFS taxable	214,920	3,716	3.46%	264,596	3,473	2.63%
Investments AFS tax free	55,281	1,298	4.70%	66,303	1,599	4.82%
Interest earning deposits	6,046	8	0.26%	11,225	14	0.25%

Total interest earning assets	823,318	17,550	4.26%	877,954	17,922	4.08%

Other assets	73,916			81,908

Total assets	$897,234			$959,862

Retail time deposits	$290,499	1,676	1.15%	$326,464	1,890	1.16%
Brokered deposits	34,006	190	1.12%	44,061	291	1.32%
Interest bearing checking accounts	192,921	538	0.56%	189,518	682	0.72%
MMDA and savings accounts	100,242	101	0.20%	93,630	96	0.21%
FHLB borrowings	20,685	135	1.31%	43,775	862	3.94%
Repurchase agreements	41,999	238	1.13%	47,670	494	2.07%
Subordinated debentures	10,310	367	7.12%	10,310	377	7.31%

Total interest bearing liabilities	690,662	3,245	0.94%	755,428	4,692	1.24%

Non-interest bearing deposits	111,120			101,987
Other non-interest bearing liabilities	3,413			4,525

Stockholders’ equity	92,039			97,922

Total liabilities and stockholders’ equity	$897,234			$959,862

Interest rate spread		14,305	3.32%		13,230	2.84%

Net interest margin		3.48%			3.01%

Interest Income. For the six month periods ended June 30, 2015, and June 30, 2014, the Company’s total interest income was $17.1 million and $17.4 million, respectively. For the six month period ended June 30, 2015, and June 30, 2014, interest income on loans was $12.5 million and $12.8 million, respectively. The average balance of loans receivable increased from $535.8 million for the six month period ended June 30, 2014, to $547.1 million for the six month period ended June 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.2% for the six months ended June 30, 2014, to 119.2% for the six months ended June 30, 2015.

Interest Expense. Interest expense declined $1.4 million for the six month period ended June 30, 2015, as compared to the six month period ended June 30, 2014. For the six month period ending June 30, 2015, the Company’s interest expense on FHLB advances was $135,000, compared to $862,000 for the six month period ended June 30, 2014. The Company’s decision to prepay $35.9 million in FHLB advances was the most significant contributing factor in the reduction of the Company’s borrowing expense. The average balance of funds borrowed from the FHLB declined to $20.7 million, from $43.8 million for the six months ended June 30, 2014. The average cost of FHLB borrowing were 3.94% for the six months ended June 30, 2014, and 1.31% for the six months ended June 30, 2015.

The average cost of brokered deposits declined from 1.32% for the six months ended June 30, 2014, to 1.12% for the six months ended June 30, 2015. Over the same period, the average balance of brokered deposits declined $10.1 million to $34.0 million for the six month period ended June 30, 2015, as compared to the six month period ended June 30, 2014. For the six month period ended June 30, 2015, the Company’s total cost of deposits was 0.69% as compared to 0.78% for the six month period ended June 30, 2014.

The average balance of repurchase agreements decreased from $47.7 million for the six months ended June 30, 2014, to $42.0 million for the six month period ended June 30, 2015. The average cost of repurchase agreements was 2.07% for the six months ended June 30, 2014, and 1.13% for the six month period ended June 30, 2015. The reduction in the cost of repurchase agreements was primarily from the maturity of a $10.0 million long term wholesale repurchase agreement that matured in September 2014 at a cost of 4.28%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $485,000 in provision for loan loss was required for the six month period ended June 30, 2015, compared to a provision for loan loss expense of $119,000 for the six month period ended June 30, 2014.

Non-Interest Income. There was a $238,000 increase in non-interest income in the six month period ended June 30, 2015, as compared to the same period in 2014. The increase in non-interest income was largely the result of an increase in gains realized on the sale of investments and mortgage origination income. For the six month period ended June 30, 2015, the Company earned $520,000 in mortgage origination income as compared to $191,000 during the six month period ended June 30, 2014. For the six month ended June 30, 2015, the Company’s gain on the sale of securities was $449,000 as compared to $254,000 for the six month period ended June 30, 2014. The Company’s income for services charges was $1.4 million for the six month period ended June 30, 2015, compared to $1.6 million for the same period in 2014. Likewise, the Company’s financial services commission declined from $374,000 for the six month period ended June 30, 2014, to $353,000 for the six month period ended June 30, 2015.

Non-Interest Expenses. There was a $933,000 increase in total non-interest expenses in the six-month period ended June 30, 2015, as compared to the same period in 2014. The most significant change in non-interest expenses was a $609,000 increase in losses on the sale of other real estate owned and a $701,000 increase in salaries and benefit expense for the six month period ended June 30, 2015, as compared to the six month period ended June 30, 2014. The increase in salaries and benefits expense was the result of higher cost of healthcare benefits and payroll expenses as well as the opening of a new loan production office in Nashville, Tennessee.

Income Taxes. The effective tax rate for the six-month periods ending June 30, 2015, was 15.3% due to the lower levels of tax free income. For the six month period ended June 30, 2014, the Company’s tax rate was 5.5% due to the low level of our net income and relatively high level of tax free income and tax credits.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2015 and 2014.

Net Income. For the three month period ended June 30, 2015, the Company experienced a net loss of $117,000, as compared to net income of $925,000 for the three month period ended June 30, 2014. The decline in net income is largely the result of a $787,000 increase in non-interest expenses as compared to the three month period ended June 30, 2014.

Net Interest Income. Net interest income for the three month period ended June 30, 2015, was $6.3 million, compared to $6.4 million for the three month period ended June 30, 2014. The small decline in net interest income for the three months ended June 30, 2015, as compared to June 30, 2014, was due to a $272,000 decline in the Company’s interest income on loans and $426,000 decline in the Company’s income on taxable securities available for sale. The decline of interest income was largely offset by a $742,000 decline in the Company’s interest expense.

For the three months ended June 30, 2015, the average yield on loans was 4.51%, as compared to 4.83% for the three month period ended June 30, 2014. For the three month periods ended June 30, 2015, and June 30, 2014, income on taxable investments were $1.3 million and $1.7 million, respectively. For the three month period ending June 30, 2015, the tax equivalent yield on taxable and tax free securities were 2.42% and 4.69%, respectively, as compared to 2.54% and 4.84% for the three-month period ended June 30, 2014, respectively.

For the three month periods ended June 30, 2015, and June 30, 2014, the Company’s cost of interest bearing liabilities was 0.94% and 1.26%, respectively. For the three month period ended June 30, 2015, and June 30, 2014, the Company’s net interest margin was 3.17% and 3.02%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended June 30, 2015, and June 30, 2014. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $205,000 for June 30, 2015, and $259,000 for June 30, 2014, for a tax equivalent rate using a cost of funds rate of 0.94% for June 30, 2015, and 1.26% for June 30, 2014. The table adjusts tax-free loan income by $5,000 for the three month period ended June 30, 2015, and $3,000 for the three month period ended and June 30, 2014, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 6/30/2015	Income and Expense 6/30/2015	Average Rates 6/30/2015	Average Balance 6/30/2014	Income and Expense 6/30/2014	Average Rates 6/30/2014
	(Table Amounts in Thousands, Except Percentages)
Loans	$552,992	6,236	4.51%	$538,895	6,506	4.83%
Investments AFS taxable	209,907	1,268	2.42%	266,815	1,694	2.54%
Investment AFS tax free	52,960	621	4.69%	65,323	790	4.84%
Interest bearing deposits	6,107	4	0.26%	9,899	6	0.24%

Total interest earning assets	821,966	8,129	3.96%	880,932	8,996	4.08%

Other assets	68,467			76,307

Total assets	$890,433			$957,239

Retail time deposits	288,618	831	1.15%	320,957	927	1.16%
Brokered deposits	32,669	94	1.15%	42,024	146	1.39%
MMDA and Savings	100,776	51	0.20%	93,932	54	0.23%
Interest bearing checking	194,224	269	0.55%	194,863	361	0.74%
FHLB borrowings	18,231	66	1.45%	41,764	428	4.10%
Repurchase agreements	41,478	118	1.14%	45,997	245	2.13%
Subordinated debentures	10,310	183	7.10%	10,310	193	7.49%

Total interest bearing liabilities	686,306	1,612	0.94%	749,847	2,354	1.26%

Non-interest bearing deposits	110,379			103,717
Other liabilities	3,353			4,522

Stockholders’ equity	90,395			99,153

Total liabilities and stockholders’ equity	$890,433			$957,239

Net interest income		6,517			6,642

Interest rate spread			3.02%			2.82%

Net interest margin		3.17%			3.02%

Interest Income. For the three month periods ended June 30, 2015, and June 30, 2014, the Company’s total interest income was $7.9 million and $8.7 million, respectively. For the three month period ended June 30, 2015, interest income on loans was $6.2 million, a $272,000 decline as compared to the three month period ended June 30, 2014. The average balance of loans receivable increased from $538.9 million for the three month period ended June 30, 2014, to $553.0 million for the three month period ended June 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 117.48% for the three months ended June 30, 2014, to 119.77% for the three months ended June 30, 2015.

Interest Expense. Interest expense declined $742,000 for the three months ended June 30, 2015, as compared to the three month period ended June 30, 2014. The decline was attributable to the prepayment of FHLB advances and an increase in lower costing interest bearing checking accounts. The average balance of funds borrowed from the FHLB declined by $23.6 million, from $41.8 million for the three months ended June 30, 2014, to $18.2 million for the three month period ended June 30, 2015. The average cost of borrowed funds from the FHLB was 4.10% for the three months ended June 30, 2014, and 1.45% for the three months ended June 30, 2015, respectively. The average balance of repurchase agreements decreased from $46.0 million for the three months ended June 30, 2014, to $41.5 million for the three month period ended June 30, 2015. The average cost of repurchase agreements was 2.13% for the three months ended June 30, 2014, and 1.14% for the three month period ended June 30, 2015.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that it could record a $261,000 reduction in the allowance for loan loss account during three month period ended June 30, 2014, compared to a $270,000 provision for loan loss expense for the three month period ended June 30, 2015. The reduction in the allowance for loan loss account was the result of improved credit quality, enhanced economic trends, and lower levels of assets with specific reserves.

Non-Interest Income. The Company’s non-interest income declined by $77,000 in the three month period ended June 30, 2015, as compared to the three month period ended June 30, 2014. The decline in non-interest income was partly the result of a $158,000 decline in gains realized on the sale of investments. For the three month period ended June 30, 2015, the Company earned $343,000 in mortgage origination income as compared to $133,000 during the three month period ended June 30, 2014. The Company’s income for services charges was $720,000 for the three month period ended June 30, 2015, compared to $848,000 for the same period in 2014. The Company’s financial services commission increased to $194,000 for the three month period ended June 30, 2015, from $168,000 for the three month period ended June 30, 2014. The Company attributes the improved level of fee income from mortgage originations and financial services income is the result of improved customer demand for both residential mortgage loans and wealth management products offered by the Company.

Non-Interest Expenses. There was a $787,000 increase in total non-interest expenses in the three month period ended June 30, 2015, as compared to the three month period ended June 30, 2014. The most significant change in non-interest expenses was a $639,000 increase in losses on the sale of other real estate owned and a $312,000 increase in salary and benefit expense for the three month period ended June 30, 2015, as compared to the three month period ended June 30, 2014. For the three month period ended June 30, 2015, professional services expenses were $468,000 as compared to $341,000 for the three month period ended June 30, 2014.

The increase in losses on other real estate owned are the result of an absolute auction of two properties that were held for sale by the Company. The increases in professional services expense was the result of higher legal fees to assist in the resolution of sale of problem assets. The increase in salaries and benefits expense is largely the result of the Company opening a loan production office in Nashville and higher health insurance cost. The increase in professional services is largely the result of higher legal fees.

Income Taxes. For the three month period ended June 30, 2015, the Company’s effective tax rate was negative due to the net loss for the period. The effective tax rate for the three month period ended June 30, 2014, was 18.8%.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on pages 43 and 47 that provides the yields and cost of assets and liabilities.

At June 30, 2015, the Bank’s brokered deposits consisted of the following:

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

At June 30, 2015, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2015:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Common equity tier 1 ratio	$95,402	16.32%	$94,386	16.23%

Tier 1 leverage ratio	$95,402	10.65%	$94,386	10.56%

Tier 1 risk-based capital ratio	$95,402	16.32%	$94,386	16.23%

Total risk based capital ratio	$100,936	17.26%	$99,920	17.18%

At June 30, 2015, the Bank had $12.0 million in outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $103.4 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from June 30, 2015, totaled $203.4 million. Management believes that a significant percentage of such deposits will remain with the Bank. At June 30, 2015, the Company has deposit balances totaling $27.7 million that exceed FDIC insurance limits without additional collateral pledged.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2015, the Bank has pledged all eligible 1-4 family first mortgages.

At June 30, 2015, the Bank has outstanding borrowings of $9.0 million from the FHLB. At June 30, 2015, the Company’s has a $4.0 million borrowing that matures of March 17, 2016, with an interest rate of 5.34%. The FHLB has issued letters of credit in the Bank’s name totalling $32.5 million secured by the Bank’s 1-4 Family loan portfolio to secure municipal deposits above FDIC deposit limits.

At June 30, 2015, the Bank had $60.7 million in additional borrowing capacity with the FHLB. The Company’s borrowing capacity with the FHLB includes an overnight line of credit of $30.0 million. At June 30, 2015, the Company’s had $5.0 million of borrowings outstanding against the overnight line of credit. The Bank has an $8.0 million unsecured overnight borrowing capacity from a correspondent bank.

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

At June 30, 2015, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$352
Unused home equity lines of credit	$29,583
Unused commercial lines of credit	$43,003
Unused unsecured personal lines of credit	$30,838
Unfunded commitments on commercial loans	$11,965

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

The Company’s analysis at June 30, 2015, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at June 30, 2015, for the twelve month period ending June 30, 2016, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
		(Dollars In Thousands)

Net interest income	$25,972	$27,085	$27,698	$28,341	$28,910

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2015.

Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the six months ended June 30, 2015, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting includes (as such term’s defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act during the Company’s fiscal quarter ended June 30, 2015, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal proceedings to which the Company or its subsidiaries is a party arise from time to time in the normal course of business. Except as described below, there are no material pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is the subject.

N/A

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

(a)	Use of Proceeds. Not applicable

(b)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
April 1, 2015, to April 30, 2015	468	$12.68	1,504,192	573,724
May 1, 2015, to May 31, 2015	104	$12.75	1,504,296	573,620
June 30, 2015, to June 30, 2015	68,895	$12.83	1,573,191	504,725

Total	69,467	$12.83	1,573,191	504,725

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, President and Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Senior Vice President, Chief Financial Officer and Treasurer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 includes (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) for John E. Peck, President and Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 includes (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) for Billy C. Duvall, Senior Vice President, Chief Financial Officer and Treasurer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six month period ended June 30, 2015, formatted in (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Income (Loss) for the three and six month periods ended June 30, 2015, and June 30, 2014 (unaudited), (iii) Consolidated Condensed Statement of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2015, and June 30, 2014 (unaudited), (iv) Consolidated Condensed Statement of Stockholders’ Equity, for the six month periods ended June 30, 2015, and June 30, 2014 (unaudited); and (v) Condensed Consolidated Statements of Cash Flows, for the six month periods ended June 30, 2015, and June 30, 2014 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 10, 2015	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 10, 2015	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer