Form 10-Q
period 2015-09-30
HOPFED BANCORP INC
filed 2015-11-09
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the Registrant had outstanding 6,913,013 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

		PAGE
PART I. FINANCIAL INFORMATION
The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1.	Financial Statements

	Consolidated Condensed Statements of Financial Condition as of September 30, 2015, (unaudited) and December 31, 2014	2

	Consolidated Condensed Statements of Income for the Three and Nine Month Periods Ended September 30, 2015, and September 30, 2014 (unaudited)	4

	Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2015, and September 30, 2014 (unaudited)	6

	Consolidated Condensed Statement of Stockholders’ Equity for the Nine Month Periods Ended September 30, 2015 and September 30, 2014 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2015, and September 30, 2014 (unaudited)	9

	Notes to Unaudited Consolidated Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

SIGNATURES		55

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$18,110	34,389
Interest-earning deposits	5,647	6,050

Cash and cash equivalents	23,757	40,439
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	239,922	303,628
Loans held for sale	5,298	1,444
Loans receivable, net of allowance for loan losses of $5,487 at September 30, 2015, and $6,289 at December 31, 2014	561,514	539,264
Accrued interest receivable	4,119	4,576
Real estate and other assets owned	1,736	1,927
Bank owned life insurance	10,236	9,984
Premises and equipment, net	24,371	22,940
Deferred tax assets	1,198	2,261
Intangible asset	—	33
Income taxes receivable	3,215	2,960
Other assets	2,942	1,901

Total assets	$882,736	935,785

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$113,469	115,051
Interest-bearing accounts
Interest-bearing checking accounts	185,377	186,616
Savings and money market accounts	93,821	97,726
Other time deposits	313,531	331,915

Total deposits	706,198	731,308

Advances from Federal Home Loan Bank	25,000	34,000
Repurchase agreements	46,300	57,358
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,077	513
Dividends payable	289	301
Accrued expenses and other liabilities	4,739	3,593

Total liabilities	793,913	837,383

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at September 30, 2015, and December 31, 2014.	$—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,951,699 issued and 6,913,013 outstanding at September 30, 2015, and 7,949,665 issued and 7,171,282 outstanding at December 31, 2014	79	79
Additional paid-in-capital	58,578	58,466
Retained earnings	46,719	45,729
Treasury stock-common (at cost, 1,038,686 shares at September 30, 2015, and 778,383 shares at December 31, 2014)	(12,915)	(9,429)
Unallocated ESOP shares (at cost, 562,937 shares at September 30, 2015, and no shares at December 31, 2014)	(7,397)	—
Accumulated other comprehensive income, net of taxes	3,759	3,557

Total stockholders’ equity	88,823	98,402

Total liabilities and stockholders’ equity	$882,736	935,785

Commitment and contingencies (note 14)

The consolidated condensed statement of financial condition at December 31, 2014, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$6,374	6,913	18,895	19,743
Securities available for sale - taxable	1,237	1,562	4,953	5,035
Securities available for sale - nontaxable	398	514	1,267	1,589
Interest-earning deposits	3	5	11	19

Total interest income	8,012	8,994	25,126	26,386

Interest expense:
Deposits	1,246	1,354	3,751	4,313
Advances from Federal Home Loan Bank	71	430	206	1,292
Repurchase agreements	130	228	368	722
Subordinated debentures	186	174	553	551

Total interest expense	1,633	2,186	4,878	6,878

Net interest income	6,379	6,808	20,248	19,508
Provision for loan losses	275	(892)	760	(773)

Net interest income after provision for loan losses	6,104	7,700	19,488	20,281

Non-interest income:
Service charges	750	879	2,184	2,505
Merchant card income	286	265	842	800
Mortgage origination revenue	345	316	865	507
Gain on sale of securities	103	294	552	548
Income from bank owned life insurance	108	65	252	226
Financial services commission	186	363	539	737
Other operating income	158	211	483	613

Total non-interest income	1,936	2,393	5,717	5,936

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Non-interest expenses:
Salaries and benefits	$3,960	3,881	12,148	11,368
Occupancy	788	781	2,278	2,498
Data processing	724	730	2,117	2,194
Franchise and deposit tax	260	346	759	990
Intangible amortization	—	16	32	81
Professional services	380	397	1,177	1,025
Deposit insurance and examination	135	182	403	562
Advertising	337	368	983	1,023
Postage and communications	162	140	428	423
Supplies	107	156	364	459
Loss (gain) on real estate owned	(18)	35	716	160
Real estate owned	202	(29)	406	193
Other operating	516	560	1,446	1,358

Total non-interest expense	7,553	7,563	23,257	22,334

Income before income tax	487	2,530	1,948	3,883
Income tax expense (benefit)	(23)	577	200	651

Net income	$510	1,953	1,748	3,232

Net income per share:
Basic	$0.08	0.27	0.27	0.44

Diluted	$0.08	0.27	0.27	0.44

Dividend per share	$0.04	0.04	0.12	0.12

Weighted average shares outstanding - basic	6,359,556	7,265,597	6,493,449	7,348,708

Weighted average shares outstanding - diluted	6,359,556	7,265,597	6,493,449	7,348,708

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month		For the Nine Month
	Periods Ended September 30,		Periods Ended September 30,
	2015	2014	2015	2014

Net income	$510	1,953	1,748	3,232

Other comprehensive income, net of tax:
Unrealized gains on securities for which a portion of an other than temporary impairment has been recorded in earnings:

Unrealized holding gains arising during the period	(17)	—	289	—

Income tax expense (benefit)	6	—	(98)	—

Other comprehensive income on available for sale for sale securities with other than temporary impairment	(11)	—	191	—

Unrealized gain (loss) on investment securities available for sale, net of tax effect of ($468) and $138 for the three months periods ended September 30, 2015, and September 30, 2014, respectively; and ($89) and ($2,121) for the nine month periods ended September 30, 2015, and September 30, 2014, respectively;	920	(269)	184	4,118

Unrealized gain on derivatives, net of tax effect of ($33) and ($34) for the three month periods ended September 30, 2015, and September 30, 2014, respectively; and ($98) and ($90) for the nine month periods ending September 30, 2015, and September 30, 2014, respectively;	64	65	191	174

Reclassification adjustment for gains included in net income, net of tax effect of $35 and $100 for the three month periods ended September 30, 2015, and September 30, 2014, respectively; and $188 and $186 the nine month periods ended September 30, 2015, and September 30, 2014, respectively;	(68)	(194)	(364)	(362)

Other comprehensive income (loss) on available for sale without other than temporary impairment	916	(398)	11	3,930

Total other comprehensive income (loss)	905	(398)	202	3,930

Comprehensive income	$1,415	1,555	1,950	7,162

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2015

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Preferred Shares	Common Stock	Common Stock Warrant	Additional Paid-in Capital	Retained Earnings	Preferred Treasury Stock	Common Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Equity
Balance at December 31, 2014	7,171,282	—	$79	—	58,466	45,729	—	(9,429)	—	3,557	98,402

Consolidated net income	—	—	—	—	—	1,748	—	—	—	—	1,748

Treasury stock reissued	600,000	—	—	—	—	—	—	7,884	(7,884)	—	—

Restricted stock awards	2,034	—	—	—	—	—	—	—	—	—	—

Repurchase of treasury stock	(860,303)	—	—	—	—	—	—	(11,370)	—	—	(11,370)

ESOP shares committed to release	—	—	—	—	—	—	—	—	487	—	487

Change in price of ESOP shares	—	—	—	—	(32)	—	—	—	—	—	(32)

Compensation expense, restricted stock awards	—	—	—	—	144	—	—	—	—	—	144

Net change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	—	—	—	—	11	11

Net change in unrealized loss on derivatives, net of income taxes of ($98)	—	—	—	—	—	—	—	—	—	191	191

Cash dividend to common stockholders	—	—	—	—	—	(758)	—	—	—	—	(758)

Balance September 30, 2015	6,913,013	—	$79	—	58,578	46,719	—	(12,915)	(7,397)	3,759	88,823

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2014

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Preferred Shares	Common Stock	Common Stock Warrant	Additional Paid-in Capital	Retained Earnings	Preferred Treasury Stock	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2013	7,447,903	—	$79	—	58,302	44,694	—	(5,929)	(1,429)	95,717

Consolidated net income	—	—	—	—	—	3,232	—	—	—	3,232

Repurchase of treasury stock	(259,226)	—	—	—	—	—	—	(3,027)	—	(3,027)

Restricted stock awards	22,378	—	—	—	—	—	—	—	—	—

Compensation expense, restricted stock awards	—	—	—	—	114	—	—	—	—	114

Net change in unrealized gain on securities available for sale, net of income taxes of ($1,935)	—	—	—	—	—	—	—	—	3,756	3,756

Net change in unrealized loss on derivatives, net of income taxes of ($90)	—	—	—	—	—	—	—	—	174	174

Cash dividend to common stockholders	—	—	—	—	—	(877)	—	—	—	(877)

Balance September 30, 2014	7,211,055	—	79	—	58,416	47,049	—	(8,956)	2,501	99,089

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods
	September 30,
	2015	2014
Cash flows from operating activities:
Net cash provided by operating activities	$5,977	6,601

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	91,119	81,801
Purchase of securities available for sale	(28,162)	(69,927)
Net (increase) decrease in loans	(26,827)	12,205
Proceeds from sale of foreclosed assets	318	1,001
Purchase of premises and equipment	(2,363)	(856)

Net cash provided by investing activities	34,085	24,224

Cash flows from financing activities:
Net increase (decrease) in demand deposits	(1,582)	2,965
Net decrease in time and other deposits	(23,528)	(37,736)
Increase in advances from borrowers for taxes and insurance	564	328
Advances from Federal Home Loan Bank	36,000	27,000
Repayment of advances from Federal Home Loan Bank	(45,000)	(33,511)
Net decrease in repurchase agreements	(11,058)	(6,430)
Cash used to repurchase treasury stock	(11,370)	(3,027)
Dividends paid on common stock	(770)	(877)

Net cash used in financing activities	(56,744)	(51,288)

Decrease in cash and cash equivalents	(16,682)	(20,463)
Cash and cash equivalents, beginning of period	40,439	55,848

Cash and cash equivalents, end of period	$23,757	35,385

Supplemental disclosures of cash flow information:
Interest paid	$4,912	6,977

Income taxes paid	$100	—

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$1,744	820

Foreclosures and in substance foreclosures of loans during period	$843	1,441

Net unrealized gains on investment securities classified as as available for sale	$16	5,691

Decrease in deferred tax asset related to unrealized gains on investments	($5)	(1,935)

Dividends declared and payable	$289	301

Issue of treasury stock to ESOP	$7,884	—

Issue of restricted stock	$25	260

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended September 30, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2015.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and nine month periods ended September 30, 2015, and September 30, 2014. For the three and nine month periods ended September 30, 2015, the Company’s financial statements reflect a liability adequate to release of 37,063 shares from the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”). Therefore, the Company has included 37,063 shares held by the ESOP in the IPS calculation. The Company has excluded 562,937 unearned shares purchased and owned by the ESOP from our IPS computations. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding.

	Three Month Period Ended September 30,
	2015	2014
Basic IPS:
Net income	$510,000	$1,953,000
Average common shares outstanding	6,359,556	7,265,597

Net income per share	$0.08	$0.27

Diluted IPS:
Net income	$510,000	$1,953,000
Average common shares outstanding	6,359,556	7,265,597
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,359,556	7,265,597

Net income per share, diluted	$0.08	$0.27

	Nine Month Period Ended September 30,
	2015	2014
Basic IPS:
Net income	$1,748,000	$3,232,000
Average common shares outstanding	6,493,449	7,348,708

Net income per share	$0.27	$0.44

Diluted IPS:
Net income	$1,748,000	$3,232,000
Average common shares outstanding	6,493,449	7,348,708
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,493,449	7,348,708

Net income per share, diluted	$0.27	$0.44

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $46,000 and $144,000 for the three and nine month periods ended September 30, 2015, and $49,000 and $114,000 for the three and nine month periods ended September 30, 2014, respectively. The Company issued 1,263 and 2,034 shares of restricted stock during the three and nine month periods ended September 30, 2015. The Company issued 2,140 and 22,378 shares of restricted stock during the three and nine month periods ended September 30, 2014. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at September 30, 2015:

Year Ending December 31,	Future Expense

2015	$45,857
2016	139,040
2017	52,215
2018	9,387
2019	2,604

Total	$249,103

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

At September 30, 2015, the Company has 42 securities with unrealized losses. The carrying amount of securities and their estimated fair values at September 30, 2015, were as follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,001	9	—	2,010
Agency debt securities	91,190	2,352	(159)	93,383
Taxable municipal bonds	7,173	217	(16)	7,374
Tax free municipal bonds	47,209	2,525	(96)	49,638
Trust preferred securities	1,613	177	—	1,790
Mortgage-backed securities:
GNMA	20,214	249	(89)	20,374
FNMA	31,596	583	(20)	32,159
FHLMC	5,353	46	(16)	5,383
SLMA CMO	3,819	—	(183)	3,636
AGENCY CMO	23,958	259	(42)	24,175

	$234,126	6,417	(621)	239,922

The carrying amount of securities and their estimated fair values at December 31, 2014, was as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$3,977	3	—	3,980
Agency debt securities	101,654	2,125	(527)	103,252
Tax free municipal bonds	57,399	3,814	(166)	61,047
Taxable municipal bonds	11,871	235	(63)	12,043
Trust preferred securities	1,600	—	(111)	1,489
Commercial bonds	2,000	7	—	2,007
Mortgage-backed securities:
GNMA	27,535	670	(122)	28,083
FNMA	50,617	694	(536)	50,775
FHLMC	3,276	38	—	3,314
SLMA CMO	9,895	—	(252)	9,643
AGENCY CMO	28,024	176	(205)	27,995

	$297,848	7,762	(1,982)	303,628

The scheduled maturities of debt securities available for sale at September 30, 2015, were as follows:

		Estimated
	Amortized	Fair
September 30, 2015	Cost	Value

Due within one year	$4,830	$4,894
Due in one to five years	26,697	27,089
Due in five to ten years	29,401	30,316
Due after ten years	24,604	26,089

	85,532	88,388
Amortizing agency bonds	63,654	65,807
Mortgage-backed securities	84,940	85,727

Total unrestricted securities available for sale	$234,126	$239,922

The scheduled maturities of debt securities available for sale at December 31, 2014, were as follows:

		Estimated
	Amortized	Fair
December 31, 2014	Cost	Value

Due within one year	$4,830	$4,927
Due in one to five years	21,564	21,818
Due in five to ten years	41,683	42,613
Due after ten years	33,119	35,380

	101,196	104,738
Amortizing agency bonds	77,305	79,080
Mortgage-backed securities	119,347	119,810

Total unrestricted securities available for sale	$297,848	$303,628

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2015, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale

U.S. Agency debt securities	$5,009	(13)	9,997	(146)	15,006	(159)
Taxable municipals	—	—	1,926	(16)	1,926	(16)
Tax free municipals	—	—	6,308	(96)	6,308	(96)
Mortgage-backed securities:
GNMA	4,180	(22)	10,694	(67)	14,874	(89)
FNMA	2,267	(12)	3,101	(8)	5,368	(20)
FHLMC	2,539	(16)	—	—	2,539	(16)
SLMA CMOs	—	—	3,636	(183)	3,636	(183)
AGENCY CMOs	2,422	(27)	2,072	(15)	4,494	(42)

Total available for sale	$16,417	(90)	37,734	(531)	54,151	(621)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2014, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available for sale

U.S. Agency debt securities	$14,021	(20)	29,156	(507)	43,177	(527)
Taxable municipals	—	—	4,785	(63)	4,785	(63)
Tax free municipals	—	—	6,647	(166)	6,647	(166)
Trust preferred securities	—	—	1,489	(111)	1,489	(111)
Mortgage-backed securities:
GNMA	12,568	(108)	2,895	(14)	15,463	(122)
FNMA	—	—	18,927	(536)	18,927	(536)
SLMA CMOs	1,923	(14)	7,720	(238)	9,643	(252)
AGENCY CMOs	9,545	(91)	7,685	(114)	17,230	(205)

Total available for sale	$38,057	(233)	79,304	(1,749)	117,361	(1,982)

At September 30, 2015, and December 31, 2014, the Company evaluated all securities with unrealized losses to determine if any such securities were other than temporarily impaired. At September 30, 2015, and December 31, 2014, the Company has determined that none of its securities are other than temporarily impaired.

At September 30, 2015, securities with a book value of approximately $124.8 million and a market value of approximately $129.6 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

At September 30, 2015, securities with a book value of $39.7 million and market value of $40.3 million were sold under agreements to repurchase from various customers. Furthermore, the Company has a wholesale repurchase agreement with third party secured by investments with a combined book value of $6.7 million and a market value of $6.9 million. The repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and is currently callable on a quarterly basis and has a fixed rate of interest of 4.36%.

(5)	LOANS

The components of loans receivable in the consolidated balance sheets as of September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans
One-to-four family (closed end) first mortgages	$146,370	25.8%	$150,551	27.6%
Second mortgages (closed end)	1,798	0.3%	2,102	0.4%
Home equity lines of credit	32,976	5.8%	34,238	6.3%
Multi-family	23,366	4.1%	25,991	4.8%
Construction	32,669	5.8%	24,241	4.4%
Land	22,654	4.0%	26,654	4.9%
Farmland	40,639	7.2%	42,874	7.8%
Non-residential real estate	157,114	27.7%	150,596	27.6%

Total mortgage loans	457,586	80.7%	457,247	83.8%

Consumer loans	18,375	3.2%	14,438	2.6%
Commercial loans	91,550	16.1%	74,154	13.6%

Total other loans	109,925	19.3%	88,592	16.2%

Total loans, gross	567,511	100.0%	545,839	100.0%

Deferred loan cost, net of fees	(510)		(286)
Less allowance for loan losses	(5,487)		(6,289)

Total loans	$561,514		$539,264

The allowance for loan losses totaled $5.5 million at September 30, 2015, $6.3 million at December 31, 2014, and $8.1 million at September 30, 2014, respectively. The ratio of the allowance for loan losses to total loans was 0.97% at September 30, 2015, 1.15% at December 31, 2014, and 1.51% at September 30, 2014. At September 30, 2015, the Company has one land loan, totaling $1.5 million, that is past due 91 days but still accruing interest. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
One-to-four family mortgages	$1,427	1,501	407
Home equity line of credit	48	—	31
Multi-family	1,968	95	—
Land	1,680	215	301
Non-residential real estate	672	1,159	101
Farmland	168	115	12
Consumer loans	—	—	2
Commercial loans	1,195	90	263

Total non-accrual loans	$7,158	3,175	1,117

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the nine month period ended September 30, 2015:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2014	2015	2015	2015	2015	9/30/2015

One-to-four family mortgages	$1,198	(143)	30	90	(215)	960
Home equity line of credit	181	(92)	6	86	—	181
Junior liens	14	—	4	(4)	(6)	8
Multi-family	85	—	—	—	(11)	74
Construction	146	—	—	—	51	197
Land	1,123	(911)	—	514	958	1,684
Non-residential real estate	2,083	(222)	2	(375)	(287)	1,201
Farmland	461	—	—	—	(124)	337
Consumer loans	494	(224)	94	120	(134)	350
Commercial loans	504	(152)	46	163	(66)	495

	$6,289	(1,744)	182	594	166	5,487

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2014:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2013	2014	2014	2014	2014	12/31/2014

One-to-four family mortgages	$2,048	(233)	24	(304)	(337)	1,198
Home equity line of credit	218	(83)	3	(37)	80	181
Junior liens	39	—	9	(25)	(9)	14
Multi-family	466	—	—	(381)	—	85
Construction	88	(139)	9	58	130	146
Land	1,305	—	—	(74)	(108)	1,123
Non-residential real estate	2,719	(66)	864	(1,368)	(66)	2,083
Farmland	510	—	—	542	(591)	461
Consumer loans	541	(415)	109	(13)	272	494
Commercial loans	748	(296)	94	(244)	202	504

	$8,682	(1,232)	1,112	(1,846)	(427)	6,289

The table below presents loan balances at September 30, 2015, by loan classification allocated between past due, performing and non-performing:

						Impaired Loan Currently Performing
	Currently Performing	30 – 89 Days Past Due	90 Days + past due and Accruing	Non- Accrual Loans	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$142,796	325	—	1,427	330	1,492	—	146,370
Home equity line of credit	32,703	—	—	48	—	225	—	32,976
Junior liens	1,746	—	—	—	36	16	—	1,798
Multi-family	20,272	—	—	1,968	—	1,126	—	23,366
Construction	32,669	—	—	—	—	—	—	32,669
Land	11,604	—	1,486	1,680	43	7,841	—	22,654
Non-residential real estate	147,938	—	—	672	4,158	4,346	—	157,114
Farmland	40,309	—	—	168	—	162	—	40,639
Consumer loans	18,142	29	—	—	—	204	—	18,375
Commercial loans	88,384	701	—	1,195	357	913	—	91,550

Total	$536,563	1,055	1,486	7,158	4,924	16,325	—	567,511

The table below presents loan balances December 31, 2014, by loan classification allocated past due, performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total

One-to-four family mortgages	$145,372	757	1,501	203	2,718	—	150,551
Home equity line of credit	33,338	143	—	—	757	—	34,238
Junior liens	2,025	—	—	40	37	—	2,102
Multi-family	20,066	—	95	2,904	2,926	—	25,991
Construction	24,241	—	—	—	—	—	24,241
Land	14,674	654	215	362	10,749	—	26,654
Non-residential real estate	131,854	—	1,159	5,492	12,091	—	150,596
Farmland	40,057	64	115	516	2,122	—	42,874
Consumer loans	14,104	14	—	21	299	—	14,438
Commercial loans	71,191	55	90	325	2,493	—	74,154

Total	$496,922	1,687	3,175	9,863	34,192	—	545,839

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2015, and December 31, 2014, by portfolio segment and based on the impairment method as of September 30, 2015, and December 31, 2014.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
September 30, 2015:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$56	266	143	29	51	$545
Collectively evaluated for impairment	439	1,615	1,469	1,120	299	4,942

Total ending allowance balance	$495	1,881	1,612	1,149	350	$5,487

Loans:
Loans individually evaluated for impairment	$2,108	9,521	8,442	3,208	204	$23,483
Loans collectively evaluated for impairment	89,442	45,802	212,677	177,936	18,171	544,028

Total ending loans balance	$91,550	55,323	221,119	181,144	18,375	$567,511

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
December 31, 2014:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	663	738	51	62	$1,514
Collectively evaluated for impairment	504	606	1,891	1,342	432	4,775

Total ending allowance balance	$504	1,269	2,629	1,393	494	$6,289

Loans:
Loans individually evaluated for impairment	$2,583	10,964	18,508	5,013	299	$37,367
Loans collectively evaluated for impairment	71,571	39,931	200,953	181,878	14,139	508,472

Total ending loans balance	$74,154	50,895	219,461	186,891	14,438	$545,839

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

The Company’s annualized net charge off (net recovery) ratios for nine month periods ended September 30, 2015, September 30, 2014, and the year ended December 31, 2014, was 0.37%, (0.05%) and 0.02%, respectively. The ratios of allowance for loan losses to non-accrual loans at September 30, 2015, September 30, 2014, and December 31, 2014, were 76.7%, 728.1%, and 198.08%, respectively.

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

A loan is considered to be impaired when management determines that it is possible that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments or using the fair value of the collateral less cost to sell if the loan is collateral dependent. Currently, it is management’s practice to classify all substandard or doubtful loans as impaired. At September 30, 2015, December 31, 2014, and September 30, 2014, the Company’s impaired loans totaled $23.5 million, $37.4 million and $38.4 million, respectively.

At September 30, 2015, December 31, 2014 and September 30, 2014, the Company’s specific reserve for impaired loans totaled $545,000, $1.5 million and $2.9 million respectively. Loans by classification type and the related allowance amounts at September 30, 2015, are as follows:

						Specific	Allowance
						Allowance	for
September 30, 2015		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubful	Total	Impairment	Loans
			(Dollars in Thousands)
One-to-four family mortgages	$143,121	330	2,919	—	146,370	29	931
Home equity line of credit	32,703	—	273	—	32,976	—	181
Junior liens	1,746	36	16	—	1,798	—	8
Multi-family	20,272	—	3,094	—	23,366	—	74
Construction	32,669	—	—	—	32,669	—	197
Land	11,604	1,529	9,521	—	22,654	266	1,417
Non-residential real estate	147,938	4,158	5,018	—	157,114	143	1,058
Farmland	40,309	—	330	—	40,639	—	337
Consumer loans	18,171	—	204	—	18,375	51	300
Commercial loans	89,085	357	2,108	—	91,550	56	439

Total	$537,618	6,410	23,483	—	567,511	545	4,942

Loans by classification type and the related allowance amounts at December 31, 2014, are as follows:

		Special	Impaired Loans			Specific Allowance for	Allowance For Performing
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
December 31, 2014

One-to-four family mortgages	$146,129	203	4,219	—	150,551	51	1,147
Home equity line of credit	33,481	—	757	—	34,238	—	181
Junior lien	2,025	40	37	—	2,102	—	14
Multi-family	20,066	2,904	3,021	—	25,991	—	85
Construction	24,241	—	—	—	24,241	—	146
Land	15,328	362	10,964	—	26,654	663	460
Non-residential real estate	131,854	5,492	13,250	—	150,596	738	1,345
Farmland	40,121	516	2,237	—	42,874	—	461
Consumer loans	14,118	21	299	—	14,438	62	432
Commercial loans	71,246	325	2,583	—	74,154	—	504

Total	$498,609	9,863	37,367	—	545,839	1,514	4,775

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2015, were as follows:

				For the nine month period ended
	At September 30, 2015			September 30, 2015
		Unpaid		Average	Interest
Impaired loans with no specific allowance	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

One-to-four family mortgages	$2,212	2,212	—	2,343	55
Home equity line of credit	273	273	—	553	9
Junior liens	16	16	—	17	1
Multi-family	3,094	3,094	—	3,019	126
Construction	—	—	—	—	—
Land	7,290	7,290	—	8,014	350
Farmland	330	330	—	268	35
Non-residential real estate	4,297	4,297	—	7,819	253
Consumer loans	—	—	—	3	—
Commercial loans	1,908	1,908	—	1,707	72

Total	19,420	19,420	—	23,743	901

Impaired loans with a specific allowance:

One-to-four family mortgages	707	707	29	710	30
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	2,231	3,248	266	2,083	72
Farmland	—	—	—	—	—
Non-residential real estate	721	721	143	875	20
Consumer loans	204	204	51	191	—
Commercial loans	200	200	56	419	7

Total	4,063	5,080	545	4,278	129

Total impaired loans	$23,483	24,500	545	28,021	1,030

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2014, were as follows:

	At December 31, 2014			For the year ended December 31, 2014
Impaired loans with no specific allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

One-to-four family mortgages	$3,501	3,501	—	2,972	176
Home equity line of credit	757	757	—	690	35
Junior liens	37	37	—	39	2
Multi-family	3,021	3,021	—	1,342	190
Construction	—	—	—	29	—
Land	7,740	7,740	—	8,978	339
Non-residential real estate	12,057	12,057	—	8,672	669
Farmland	2,237	2,237		3,968	125
Consumer loans	51	51	—	36	3
Commercial loans	2,583	2,583	—	2,246	154

Total	31,984	31,984	—	28,972	1,693

Impaired loans with a specific allowance

One-to-four family mortgages	$718	718	51	1,434	44
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	3,224	4,737	663	3,418	160
Non-residential real estate	1,193	1,258	738	3,617	69
Farmland	—	—	—	619	—
Consumer loans	248	248	62	355	—
Commercial loans	—	—	—	100	—

Total	5,383	6,961	1,514	9,543	273

Total impaired loans	$37,367	38,945	1,514	38,515	1,966

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

For the three month period ended September 30, 2015, the Company classified two additional loans as TDRs. At September 30, 2015, the two new TDR’s are interest only loans for six months. At September 30, 2015, the two notes that were previously classified as TDR have now begun to make monthly principal and interest payments but remain classified as TDR at this time. A summary of the activity in loans classified as TDRs for the nine month period ended September 30, 2015, is as follows:

	Balance at	New	Loss or	Loan	Removed from (Taken to)	Balance at
	December 31, 2014	TDR	Foreclosure	Amortization	Non-accrual	September 30, 2015
	(Dollars in Thousands)

Non-residential real estate	$3,284	2,149	—	(1)	—	5,432

Total performing TDR	$3,284	2,149	—	(1)	—	5,432

A summary of the activity in loans classified as TDRs for the twelve month period ended December 31, 2014, is as follows

	Balance at	New	Loss or	Transferred to	Removed from (Taken to)	Balance at
	December 31, 2013	TDR	Foreclosure	Held For Sale	Non-accrual	December 31, 2014
	(Dollars in Thousands)
Non-residential real estate	$—	10,271	—	(6,987)	—	3,284

Total performing TDR	$—	10,271	—	(6,987)	—	3,284

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At September 30, 2015, December 31, 2014, and September 30, 2014, the composition of the Company’s balance of non-accrual loans, real estate owned and other assets owned are as follows:

	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)

One-to-four family mortgages	$55	159	120
Land	943	1,768	1,834
Non-residential real estate	738	—	—

Total other assets owned	$1,736	1,927	1,954

Total non-accrual loans	$7,158	3,175	1,117

Past due 90 days still accruing	1,486	—	—

Total non-performing assets	$10,380	5,102	3,071

Non-performing assets / Total assets	1.18%	0.55%	0.33%

The following is a summary of the activity in the Company’s real estate and other assets owned for the nine month period ending September 30, 2015:

		Activity During 2015
	Balance			Reduction	Gain (Loss)	Balance
	December 31, 2014	Foreclosures	Proceeds	in Values	on Sale	September 30, 2015
	(Dollars in Thousands)

One-to-four family mortgages	$159	105	(194)	—	(15)	55
Land	1,768	—	(124)	—	(701)	943
Non-residential real estate	—	738	—	—	—	738

Total	$1,927	843	(318)	—	(716)	1,736

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2014:

	Activity During 2014
	Balance			Reduction	Gain (Loss)	Balance
	December 31, 2013	Foreclosures	Sales	in Values	on Sale	December 31, 2014
	(Dollars in Thousands)
One-to-four family mortgages	$350	461	(667)	(5)	20	159
Land	1,124	943	(123)	(157)	(19)	1,768
Non-residential real estate	200	175	(328)	—	(47)	—

Total	$1,674	1,579	(1,118)	(162)	(46)	1,927

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition	September 30, 2015	December 31, 2014

Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—

Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income
	Three Month Periods		Nine Month Period
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Income – interest income from subordinated debenturesissued by HopFed Bancorp, Inc.	$87	88	$264	261

Net income	$87	88	$264	261

Summary Statement of Stockholders’ Equity (For the nine month period ended September 30, 2015)
	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity

Beginning balances, December 31, 2014	$10,000	310	—	10,310
Net income	—	—	264	264
Dividends:
Trust preferred securities	—	—	(256)	(256)
Common paid to HopFed Bancorp, Inc.	—	—	(8)	(8)

Ending balances, September 30, 2015	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

•	Level 1 is for assets and liabilities that management has obtained quoted prices (unadjusted for transaction cost) or identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

•	Level 2 is for assets and liabilities in which significant unobservable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 is for assets and liabilities in which significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company’s $1.8 million book value trust preferred is the only investment security classified as a Level 3 asset. The Company determines the value of the security by computing the present value of all scheduled future cash flows and discount accretion to determine an estimated market value for the security.

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at September 30, 2015, are summarized below:

	Total carrying	Quoted Prices	Significant
September 30, 2015	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets

Available for sale securities	$239,922	2,010	236,122	1,790

Liabilities
Interest rate swap	$99	—	99	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2014, are summarized below

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
December 31, 2014	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets

Available for sale securities	$303,628	3,980	298,159	1,489

Liabilities
Interest rate swap	$390	—	390	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2015:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
September 30, 2015	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	9/30/2015	(Level 1)	(Level 2)	(Level 3)
(Dollars in Thousands)
Assets

Other real estate and other assets owned	$1,736	—	—	$1,736

Impaired loans, net of reserve of $545	$3,518	—	—	$3,518

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2014:

	Total carrying	Quoted Prices	Significant
December 31, 2014	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate and other assets owned	$1,927	—	—	$1,927

Impaired loans, net of reserve of $1,514	$3,869	—	—	$3,869

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine month periods ended September 30, 2015, and September 30, 2014, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2015		2014
Nine month period ended September 30,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,489	—	1,489	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at September 30,	289	—	—	—
Accretion of previous discounted amounts	12	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, September 30,	$1,790	—	1,489	—

The estimated fair values of financial instruments were as follows at September 30, 2015:

				Using
			Quoted Prices	Significant
			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$18,110	18,110	18,110	—	—
Interest-earning deposits	5,647	5,647	5,647	—	—
Securities available for sale	239,922	239,922	2,010	236,122	1,790
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	5,298	5,298	—	5,298	—
Loans receivable	561,514	562,862	—	—	562,862
Accrued interest receivable	4,119	4,119	—	4,119	—
Financial liabilities:
Deposits	706,198	689,565	—	689,565	—
Advances from borrowers for taxes and insurance	1,077	1,077	—	1,077	—
Advances from Federal Home Loan Bank	25,000	24,979	—	24,979	—
Repurchase agreements	46,300	46,516	—	46,516	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Market value of interest rate swap	99	99	—	99	—

The estimated fair values of financial instruments were as follows at December 31, 2014:

				Using
			Quoted Prices	Significant
			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$34,389	34,389	34,389	—	—
Interest-earning deposits	6,050	6,050	6,050	—	—
Securities available for sale	303,628	303,628	3,980	298,159	1,489
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	1,444	1,444	—	1,444	—
Loans receivable	539,264	537,493	—	—	537,493
Accrued interest receivable	4,576	4,576	—	4,576	—
Financial liabilities:
Deposits	731,308	714,750	—	714,750	—
Advances from borrowers for taxes and insurance	513	513	—	513	—
Advances from Federal Home Loan Bank	34,000	34,217	—	34,217	—
Repurchase agreements	57,358	57,688	—	57,688	—
Subordinated debentures	10,310	10,099	—	—	10,099
Off-balance-sheet liabilities:
Market value of interest rate swap	390	390	—	390	—

(9)	DERIVATIVE INSTRUMENTS

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instrument has been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedged accounting is discontinued. ASC 815 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases. There were no fair value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the nine month period ended September 30, 2015, or the year ended December 31, 2014.

In October of 2008, the Company entered into an interest rate swap agreement for a term of seven years and an amount of $10.0 million. The Company pays a fixed rate of 7.27% for seven years and receive an amount equal to the three-month London Interbank Lending Rate (LIBOR) plus 3.10%. The interest rate swap is classified as a cash flow hedge by the Company. At September 30, 2015, and December 31, 2014, the cost of the Company to terminate the cash flow hedge was approximately $99,000 and $390,000, respectively. The interest rate swap agreement expires October 8, 2015.

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

In May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016; however, the FASB has agreed to a one year deferral of the effective date to December 15, 2017. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance in this update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance is intended to reduce complexity in financial reporting. The elimination of the restatement requirement should simplify financial reporting for many entities. However, recognizing the entire impact of a measurement period adjustment in a single reporting period may introduce earnings volatility and reduce comparability between periods when the adjustments are material. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted for financial statements that have not been issued. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

The Company has invested in two flow-through limited liability entities that manage and invest in affordable housing projects that qualify for historic, low-income and elderly housing tax credits. At September 30, 2015, the Company’s total investment in each entity was $422,000 and $1.0 million, respectively. The Company has no future capital commitments to either entity. The amounts recognized in net income for these investments for the three and nine month periods below include:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Investment loss included in pre-tax income	$55	51	$165	153
Tax credits recognized in provision for income taxes	$24	20	$72	60

(13)	ESOP PLAN

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

At September 30, 2015, the ESOP has not made a loan payment to the Company. At September 30, 2015, the Company has an accrued ESOP contribution liability of approximately $630,000. At September 30, 2015, the Company has calculated that our current accrual would be sufficient to release 37,063 shares of ESOP shares to participants. At September 30, 2015, shares held by the ESOP were as follows:

Accrued to allocate to Participants	37,063

Unearned ESOP shares	562,937

Total ESOP shares	600,000

Fair value of unearned shares	$6,727,097

(14)	COMMITMENTS AND CONTINGENCIES

At September 30, 2015, the Company had $19.7 million in outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $109.3 million. Management believes that the Company’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from September 30, 2015, totaled $200.1 million. Management believes that a significant percentage of such deposits will remain with the Company. At September 30, 2015, the Company has deposit balances totaling $30.2 million that exceed FDIC insurance limits without additional collateral pledged.

The Company’s FHLB borrowings are secured by a blanket security agreement pledging the Company’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2015, the Company has pledged all eligible 1-4 family first mortgages.

At September 30, 2015, the Company has outstanding borrowings of $25.0 million from the FHLB. At September 30, 2015, the Company’s has a $4.0 million borrowing that matures on March 17, 2016, with an interest rate of 5.34% and $6.0 million that matures on July 6, 2018, with an interest rate of 1.18%. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $13.0 million secured by the Company’s loan portfolio to secure select municipal deposits with balances in excess of FDIC insurance limits.

At September 30, 2015, the Company had $45.6 million in additional borrowing capacity with the FHLB. The Company’s borrowing capacity with the FHLB includes an overnight line of credit of $30.0 million. At September 30, 2015, the Company’s had $15.0 million outstanding against the overnight line of credit. The Company has an $8.0 million unsecured overnight borrowing capacity from a correspondent bank.

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

At September 30, 2015, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$47
Unused home equity lines of credit	$30,034
Unused commercial lines of credit	$51,767
Unused unsecured personal lines of credit	$27,458
Unfunded commitments on commercial loans	$19,726

(15)	REGULATORY MATTERS

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8%; (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

At September 30, 2015, the Company and the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2015:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Common equity tier 1 ratio	$95,063	16.34%	$92,557	15.90%

Tier 1 leverage ratio	$95,063	10.92%	$92,557	10.67%

Tier 1 risk-based capital ratio	$95,063	16.34%	$92,557	15.90%

Total risk based capital ratio	$100,550	17.20%	$98,044	16.84%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2015, and December 31, 2014, and for the three and nine month periods ended September 30, 2015, and September 30, 2014, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2014 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2015, and December 31, 2014

At September 30, 2015, total assets declined $53.1 million, to $882.7 million as compared to $935.8 million at December 31, 2014 Securities available for sale declined from $303.6 million at December 31, 2014, to $239.9 million at September 30, 2015. At September 30, 2015, and December 31, 2014, securities classified as “available for sale” had an amortized cost of $234.1 million and $297.8 million, respectively. The Company utilized the cash flow from its investment portfolio to reduce its level of time deposits, Federal Home Loan Bank (“FHLB”) advances, customer repurchase account balances and the purchase of $11.4 million in treasury stock.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock, at cost was $4.4 million at December 31, 2014, and September 30, 2015. Total Federal Home Loan Bank “FHLB” borrowings declined $9.0 million, from $34.0 million at December 31, 2014, to $25.0 million at September 30, 2015. Total repurchase balances decreased from $57.4 million at December 31, 2014, to $46.3 million at September 30, 2015. Net loans totaled $561.5 million and $539.3 million at September 30, 2015, and December 31, 2014, respectively.

At September 30, 2015, deposits declined to $706.2 million from $731.3 million at December 31, 2014. At September 30, 2015, time deposits were $313.5 million, representing a decline of $18.4 million as compared to December 31, 2014. The average cost of all deposits during the three and nine month periods ended September 30, 2015, and September 30, 2014, was 0.69% and 0.78%, respectively.

At September 30, 2015, the Company has $65.2 million in time deposits that have a weighted average cost of 2.52% that mature between December 1, 2015, and February 28, 2016. The Company’s eight year interest rate swap, used to fix the cost of the Company’s subordinated debentures at 7.27%, matured on October 8, 2015. Beginning January 1, 2016, the cost of the Company’s subordinated debt will becoming a floating rate equal to three month Libor plus 3.10%. The Company has a $4.0 million FHLB advance with a current coupon of 5.34% that will mature in March 2016.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2015 and 2014.

Net Income. The Company’s net income was $1.7 million for the nine month period ended September 30, 2015, as compared to net income of $3.2 million for the nine month period ended September 30, 2014. The decline in the Company’s results for the nine month period ended September 30, 2015, was largely the result of a negative provision for loan loss expense of $773,000 in the nine month period ended September 30, 2014, as compared to a $760,000 provision for loan loss expense for the nine month period ended September 30, 2015. For the nine month period ended September 30, 2015, the Company’s combined losses and expenses related to other real estate owned increased by $769,000 as compared to the nine month period ended September 30, 2014.

Net Interest Income. Net interest income for the nine month period ended September 30, 2015, was $20.2 million, compared to $19.5 million for the nine month period ended September 30, 2014. The increase in net interest income for the nine months ended September 30, 2015, as compared to September 30, 2014, was largely the result of a $2.0 million decline in the Company’s interest expense.

For the nine months ended September 30, 2015, the average yield on loans was 4.58%, as compared to 4.92% for the nine month period ended September 30, 2014. For the each of the nine month period’s ended September 30, 2015, and September 30, 2014, income on taxable securities was $5.0 million. For the nine month period ending September 30, 2015, the tax equivalent yield on taxable and tax free securities were 3.16% and 4.68%, respectively, as compared to 2.59% and 4.98% for the nine month period ended September 30, 2014, respectively.

For the nine month periods ended September 30, 2015, and September 30, 2014, the Company’s cost of interest bearing liabilities was 0.95% and 1.25%, respectively. The lower cost of interest bearing liabilities was largely the result of the prepayment of FHLB advances in December 2014. For the nine month period ended September 30, 2015, and September 30, 2014, the Company’s net interest margin was 3.40% and 3.12%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine-month periods ended September 30, 2015, and September 30, 2014. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $625,000 for the nine month period ended September 30, 2015, and $774,000 for the nine month period ended September 30, 2014, for a tax equivalent rate using a cost of funds rate of 0.95% for September 30, 2015, and 1.25% for September 30, 2014. The table adjusts tax-free loan income by $5,000 for September 30, 2015, and $9,000 for September 30, 2014, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average	Income &	Average	Average	Income &	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	09/30/2015	09/30/2015	09/30/2015	09/30/2014	09/30/2014	09/30/2014

Loans	$550,047	$18,900	4.58%	$535,659	$19,752	4.92%
Investments AFS taxable	208,721	4,953	3.16%	259,615	5,035	2.59%
Investments AFS tax free	53,859	1,892	4.68%	63,321	2,363	4.98%
Interest earning deposits	5,096	11	0.29%	9,819	19	0.26%

Total interest earning assets	817,723	25,756	4.20%	868,414	27,169	4.17%

Other assets	74,136			73,550

Total assets	$891,859			$941,964

Retail time deposits	$289,157	2,516	1.16%	$307,307	2,786	1.21%
Brokered deposits	32,706	279	1.14%	39,741	401	1.35%
Interest bearing checking accounts	195,929	810	0.55%	191,925	981	0.68%
MMDA and savings accounts	95,016	146	0.20%	96,278	145	0.20%
FHLB borrowings	17,315	206	1.59%	44,985	1,292	3.83%
Repurchase agreements	43,726	368	1.12%	41,386	722	2.33%
Subordinated debentures	10,310	553	7.15%	10,310	551	7.13%

Total interest bearing liabilities	684,159	4,878	0.95%	731,932	6,878	1.25%

Non-interest bearing deposits	112,198			105,325
Other non-interest bearing liabilities	4,363			5,026

Stockholders’ equity	91,139			99,681

Total liabilities and stockholders’ equity	$891,859			$941,964

Interest rate spread		20,878	3.25%		20,291	2.92%

Net interest margin		3.40%			3.12%

Interest Income. For the nine month periods ended September 30, 2015, and September 30, 2014, the Company’s total interest income was $25.1 million and $26.4 million, respectively. For the nine month period ended September 30, 2015, and September 30, 2014, interest income on loans was $18.9 million and $19.7 million, respectively. The average balance of loans receivable increased from $535.7 million for the nine month period ended September 30, 2014, to $550.0 million for the nine month period ended September 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 118.7% for the nine months ended September 30, 2014, to 119.5% for the nine months ended September 30, 2015.

Interest Expense. Interest expense declined $2.0 million for the nine month period ended September 30, 2015, as compared to the nine month period ended September 30, 2014. For the nine month period ending September 30, 2015, the Company’s interest expense on FHLB advances was $206,000, compared to $1.3 million for the nine month period ended September 30, 2014. The Company’s decision to prepay $35.9 million in FHLB advances was the most significant contributing factor in the reduction of the Company’s borrowing expense. The average balance of funds borrowed from the FHLB declined to $17.3 million, from $45.0 million for the nine months ended September 30, 2014. The average cost of FHLB borrowing were 3.83% for the nine months ended September 30, 2014, and 1.59% for the nine months ended September 30, 2015. For the nine month period ended September 30, 2015, the average balance of interest bearing retail time deposits declined $18.1 million to $289.2 million, as compared to $307.3 million for the nine month period ended September 30, 2014.

The average cost of brokered deposits declined from 1.35% for the nine months ended September 30, 2014, to 1.14% for the nine months ended September 30, 2015. Over the same period, the average balance of brokered deposits declined $7.0 million to $32.7 million for the nine month period ended September 30, 2015, as compared to the nine month period ended September 30, 2014. For the nine month period ended September 30, 2015, the Company’s total cost of deposits was 0.69% as compared to 0.78% for the nine month period ended September 30, 2014.

The average balance of repurchase agreements increased from $41.4 million for the nine months ended September 30, 2014, to $43.7 million for the nine month period ended September 30, 2015. The average cost of repurchase agreements was 2.33% for the nine months ended September 30, 2014, and 1.12% for the nine month period ended September 30, 2015. The reduction in the cost of repurchase agreements was primarily from the maturity of a $10.0 million long term wholesale repurchase agreement that matured in September 2014 at a cost of 4.28%.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $760,000 in provision for loan loss was required for the nine month period ended September 30, 2015.

For the nine month period ended September 30, 2014, the Company determined that it could record a $773,000 reduction in the allowance for loan loss account. The reduction in the allowance account for the nine month period ended September 30, 2014, was the result of the Company’s improved credit quality, a reduction in the level of adversely classified assets and improving local and national economy.

Non-Interest Income. There was a $219,000 decline in non-interest income in the nine month period ended September 30, 2015, as compared to the same period in 2014. The decline in non-interest income was largely the result of a decline in service charge income and financial services income. For the nine month period ended September 30, 2015, the Company earned $539,000 in financial services income as compared to $737,000 during the nine month period ended September 30, 2014. For the nine month ended September 30, 2015, the Company’s service charge income was $2.2 million as compared to $2.5 million for the nine month period ended September 30, 2014. The Company’s mortgage origination income continues to improve, as we earned $865,000 in the nine month period ended September 30, 2015, as compared to $507,000 in the nine month period ended September 30, 2014.

Non-Interest Expenses. There was a $923,000 increase in total non-interest expenses in the nine-month period ended September 30, 2015, as compared to the same period in 2014. The most significant change in non-interest expenses was a $556,000 increase in losses on the sale of other real estate owned, a $213,000 increase in expenses related to other real estate owned and a $780,000 increase in salaries and benefit expense for the nine month period ended September 30, 2015, as compared to the nine month period ended September 30, 2014. For the nine month period ended September 30, 2015, the increase in salaries and benefits expense was largely the result of payroll expenses related to the opening of the Nashville, Tennessee, loan production office in the fourth quarter of 2014 as well as a company-wide increase in healthcare cost.

Income Taxes. The effective tax rate for the nine-month periods ending September 30, 2015, was 10.2% due to the lower levels of taxable income. For the nine month period ended September 30, 2014, the Company’s tax rate was 16.8% due to the higher levels of overall gross income.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2015 and 2014.

Net Income. For the three month period ended September 30, 2015, the Company experienced net income of $510,000, as compared to net income of $2.0 million for the three month period ended September 30, 2014. The decline in net income as compared to the three month period ended September 30, 2014, was significantly influenced by an $892,000 recapture in provision for loan losses as compared to the three month period ended September 30, 2015.

Net Interest Income. Net interest income for the three month period ended September 30, 2015, was $6.4 million, compared to $6.8 million for the three month period ended September 30, 2014. The decline in net interest income for the three months ended September 30, 2015, as compared to September 30, 2014, was due to a $539,000 decline in the Company’s interest income on loans, a $116,000 decline in tax free securities income and a $325,000 decline in the Company’s income on taxable securities available for sale. The decline of interest income was partially offset by a $553,000 decline in the Company’s interest expense.

For the three months ended September 30, 2015, the average yield on loans was 4.59%, as compared to 5.16% for the three month period ended September 30, 2014. For the three month periods ended September 30, 2015, and September 30, 2014, income on taxable investments were $1.2 million and $1.6 million, respectively. For the three month period ending September 30, 2015, the tax equivalent yield on taxable and tax free securities were 2.52% and 4.66%, respectively, as compared to 2.35% and 4.69% for the three month period ended September 30, 2014, respectively.

For the three month periods ended September 30, 2015, and September 30, 2014, the Company’s cost of interest bearing liabilities was 0.97% and 1.17%, respectively. For the three month period ended September 30, 2015, and September 30, 2014, the Company’s net interest margin was 3.25% and 3.22%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended September 30, 2015, and September 30, 2014. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $197,000 for September 30, 2015, and $251,000 for September 30, 2014, for a tax equivalent rate using a cost of funds rate of 0.97% for September 30, 2015, and 1.20% for September 30, 2014. The table adjusts tax-free loan income by $3,000 for the three month periods ended September 30, 2015 and September 30, 2014, respectively, for a tax equivalent rate using the same cost of funds rate:

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	9/30/2015	9/30/2015	9/30/2015	9/30/2014	9/30/2014	9/30/2014
	(Table Amounts in Thousands, Except Percentages)
Loans	$555,792	6,377	4.59%	$535,774	6,916	5.16%
Investments AFS taxable	196,524	1,237	2.52%	265,853	1,562	2.35%
Investment AFS tax free	51,063	595	4.66%	65,298	765	4.69%
Interest bearing deposits	6,305	3	0.19%	10,917	5	0.18%

Total interest earning assets	809,684	8,212	4.06%	877,842	9,248	4.21%

Other assets	67,860			75,617

Total assets	$877,544			$953,459

Retail time deposits	286,516	840	1.17%	320,008	896	1.12%
Brokered deposits	30,149	89	1.18%	42,605	110	1.03%
MMDA and Savings	94,679	45	0.19%	94,522	49	0.21%
Interest bearing checking	191,903	272	0.57%	190,329	299	0.63%
FHLB borrowings	10,685	71	2.66%	42,970	430	4.00%
Repurchase agreements	47,124	130	1.10%	46,765	228	1.95%
Subordinated debentures	10,310	186	7.22%	10,310	174	6.75%

Total interest bearing liabilities	671,366	1,633	0.97%	747,509	2,186	1.17%

Non-interest bearing deposits	114,319			103,112
Other liabilities	4,574			4,660

Stockholders’ equity	87,285			98,178

Total liabilities and stockholders’ equity	$877,544			$953,459

Net interest income		6,579			7,062

Interest rate spread			3.09%			3.04%

Net interest margin		3.25%			3.22%

Interest Income. For the three month periods ended September 30, 2015, and September 30, 2014, the Company’s total interest income was $8.0 million and $9.0 million, respectively. For the three month period ended September 30, 2015, interest income on loans was $6.4 million, a $539,000 decline as compared to the three month period ended September 30, 2014. The average balance of loans receivable increased from $535.8 million for the three month period ended September 30, 2014, to $555.8 million for the three month period ended September 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 117.4% for the three month period ended September 30, 2014, to 120.6% for the three month period ended September 30, 2015.

Interest Expense. Interest expense declined $553,000 for the three months ended September 30, 2015, as compared to the three month period ended September 30, 2014. The decline was attributable to the prepayment of FHLB advances and an increase in lower cost interest bearing checking accounts. The average balance of funds borrowed from the FHLB declined by $32.3 million, from $43.0 million for the three months ended September 30, 2014, to $10.7 million for the three month period ended September 30, 2015. The average cost of borrowed funds from the FHLB was 4.00% for the three months ended September 30, 2014, and 2.66% for the three months ended September 30, 2015, respectively. The average balance of repurchase agreements increased from $46.8 million for the three months ended September 30, 2014, to $47.1 million for the three month period ended September 30, 2015. The average cost of repurchase agreements was 1.95% for the three months ended September 30, 2014, and 1.10% for the three month period ended September 30, 2015.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that it could record a $892,000 reduction in the allowance for loan loss account during three month period ended September 30, 2014, compared to a $275,000 provision for loan loss expense for the three month period ended September 30, 2015. The reduction in the allowance for loan loss account was the result of improved credit quality, enhanced economic trends, and lower levels of assets with specific reserves.

Non-Interest Income. The Company’s non-interest income declined by $457,000 in the three month period ended September 30, 2015, as compared to the three month period ended September 30, 2014. The decline in non-interest income was partly the result of a $191,000 decline in gains realized on the sale of investments. The Company’s income for services charges was $750,000 for the three month period ended September 30, 2015, compared to $879,000 for the same period in 2014. The Company’s financial services commission declined from $363,000 for the three month period ended September 30, 2014, to $186,000 for the three month period ended September 30, 2015. For the three month period ended September 30, 2015, the Company earned $345,000 in mortgage origination income as compared to $316,000 during the three month period ended September 30, 2014.

Non-Interest Expenses. There was a $10,000 decrease in total non-interest expenses in the three month period ended September 30, 2015, as compared to the three month period ended September 30, 2014. The most significant change in non-interest expenses was a $231,000 increase in expenses related to real estate owned and a $79,000 increase in salary and benefit expense for the three month period ended September 30, 2015, as compared to the three month period ended September 30, 2014. The increase in salaries and benefits expense is largely the result of payroll related to the Company’s new loan production office in Nashville and higher health insurance cost.

Income Taxes. For the three month period ended September 30, 2015, the Company’s effective tax rate was negative due to a high level of tax free income, tax credits available to the Company and relatively low level of net income. The effective tax rate for the three month period ended September 30, 2014, was 22.8%.

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

The Company uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on pages 44 and 48 that provides the yields and cost of assets and liabilities.

At September 30, 2015, the Company’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date

7/22/2013	0.65%	$1,940,000	11/22/2015
12/21/2010	1.70%	805,000	12/21/2015
9/21/2012	0.60%	2,500,000	1/21/2016
7/9/2012	0.75%	2,309,000	3/9/2016
3/17/2011	2.25%	1,500,000	3/17/2016
7/22/2013	0.80%	2,000,000	7/22/2016
8/6/2014	0.75%	2,842,000	10/06/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
7/9/2012	1.05%	1,446,000	1/9/2017	(1)
1/9/2015	1.00%	2,077,000	4/9/2017
7/27/2012	1.00%	1,500,000	7/27/2017
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018

Total		$29,083,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

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

The Company’s analysis at September 30, 2015, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at September 30, 2015, for the twelve month period ending September 30, 2016, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)

Net interest income	$26,045	$27,324	$27,967	$28,577	$29,104

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2015.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the nine months ended September 30, 2015, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting includes (as such term’s defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act during the Company’s fiscal quarter ended September 30, 2015, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

(a)	Use of Proceeds. Not applicable

(b)	Repurchase of Equity Securities

			Total number	Maximum
			of shares	Number of
			Purchased	Shares that
	Total		as part of	Yet may be
	Number of	Average	Publically	Purchased Under
	Shares	Price Paid	Announced	the Program at
Period	Purchased	Per Share	Programs	the end of the period
July 1, 2015, to July 31, 2015	—	—	1,573,191	504,725
August 1, 2015, to August 31, 2015	17,495	$11.64	1,590,686	487,230
September 1, 2015, to September 30, 2015	48,000	$11.52	1,638,686	439,230

Total	65,495	$11.55	1,638,686	439,230

The Company’s buyback program expired October 31, 2015.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, President and Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 includes (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for John E. Peck, President and Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 includes (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Senior Vice President, Chief Financial Officer and Treasurer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine month period ended September 30, 2015, formatted in (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Condensed Statements of Income for the three and nine month periods ended September 30, 2015, and September 30, 2014 (unaudited), (iii) Consolidated Condensed Statement of Comprehensive Income for the three and nine month periods ended September 30, 2015, and September 30, 2014 (unaudited), (iv) Consolidated Condensed Statement of Stockholders’ Equity, for the nine month periods ended September 30, 2015, and September 30, 2014 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows, for the nine month periods ended September 30, 2015, and September 30, 2014 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 9, 2015	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 9, 2015	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer