Form 10-K
period 2015-12-31
HOPFED BANCORP INC
filed 2016-03-09
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015                     Commission file number 000-23667

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($11.83 per share) at which the stock was sold on June 30, 2015, was approximately $78,752,393. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 1, 2016, 6,842,785 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2015.

Part III:

Portions of the definitive proxy statement for the 2016 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

In February 1998, HopFed Bancorp, Inc. (the “Company”) issued and sold 4,033,625 shares of common stock, par value $.01 per share (the “Common Stock”), in connection with the conversion of Hopkinsville Federal Savings Bank (the “Bank”) from a federal mutual savings bank to a federal stock savings bank and the issuance of the Bank’s capital stock to the Company. The conversion of the Bank, the acquisition of all of the outstanding capital stock of the Bank by the Company and the issuance and sale of the Common Stock are collectively referred to herein as the “Conversion.” In June of 2010, the Company issued and sold 3,333,334 shares of common stock, par value $0.01 per share in connection with a common stock offering. In July 2010, the Company issued and sold an additional 250,000 shares of common stock. Both sales were completed at an offering price of $9.00 per share ($8.55 net of expenses). After underwriting fees and selling expenses, the Company received additional capital proceeds of approximately $30.4 million. The consolidated results of the Bank and the Company are referred to as the Company.

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. On June 5, 2013, the Company’s bank subsidiary, Heritage Bank, changed its name to Heritage Bank USA, Inc., (the “Bank”), converting its charter from a federal thrift to a Kentucky state chartered commercial bank. Likewise, the Company’s charter was converted to a Federal Reserve non-member commercial bank holding company. The Company’s assets primarily consist of the outstanding capital stock of the Bank. The Company’s principal business is overseeing the business of the Bank. See “Regulation – Regulation of the Company.” As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company’s executive offices are located at 4155 Lafayette Road, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171. The Company’s mailing address is P.O. Box 537, Hopkinsville, Kentucky 42241-0537.

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

The following chart outlines the Bank’s market share in its six largest markets individually at June 30, 2011, 2012, 2013, 2014 and 2015, according to information provided by the FDIC market Share Report:

	At June 30
	2011	2012	2013	2014	2015
Calloway	16.2%	15.3%	14.1%	13.7%	13.2%
Christian	26.2%	22.5%	22.1%	22.6%	20.0%
Fulton	56.4%	53.9%	52.0%	51.0%	49.1%
Marshall	15.0%	14.9%	12.9%	11.9%	10.6%
Cheatham	16.9%	17.8%	18.9%	20.0%	23.4%
Montgomery	3.0%	3.0%	2.6%	2.5%	2.7%

Growth Opportunities

For the year ended December 31, 2015, the Company’s net loan portfolio balance was $556.3 million compared to $539.3 million at December 31, 2014. In October 2014, the Company opened a loan production office in Nashville, Tennessee. Nashville is approximately 70 miles from the Company’s headquarters and one the fastest growing markets in the country. The Company seeks to establish a successful loan production office and use that success to build a modest branch network into the suburban areas surrounding Nashville. As the demographic information on pages five and six suggest, the Nashville metropolitan area provides the Company with an unlimited amount of growth opportunities not found in our more rural markets. At December 31, 2015, the Company has approximately $15.4 million in loans outstanding from our loan production office.

The Company’s 2015 loan portfolio growth of $17.0 million, or 3.2%, was preceded by negative loan growth in four of the last five years. The negative loan growth was the result of several factors, including the deployment of more than 15,000 troops from nearby Fort Campbell, Kentucky to Afghanistan resulted in a reduced level of economic activity, lower sales for merchants, weaker demand for most goods and services and reduced tax collections. Furthermore, the deployment of troops occurred during a time of a national recession, further exasperating the weakness in the local economy

Another important factor inhibiting lending growth prior to 2013 was the presence of a Memorandum of Understanding and Agreement (MOU) originally between the Board of Directors of the Corporation, Board of Directors of the Bank and the OTS, the Company’s and Banks former regulator. The MOU required the Bank to limit the growth of specific types of lending, including commercial real estate lending. In 2010 and 2011, the MOU’s limitation on commercial real estate made it more difficult for the Bank to experience positive loan growth. The MOU’s limitation on commercial real estate lending was focused on the OTS definition of commercial real estate loan concentrations. In October 2012, the Office of the Comptroller of the Currency (“OCC”) terminated the Bank’s MOU.

The Company has chosen not to seek land development loans to augment loan growth. At December 31, 2009, total land loans were $64.5 million, as compared to $22.5 million at December 31, 2015. At December 31, 2015, the Company has $10.6 million in land development loans classified as substandard, representing 37.8% of all substandard loans and 47.3% of total land development loans. At December 31, 2015, the Company has chosen not to incur the additional risk associated with these types of lending relationships and remains committed to resolving the small number of adversely classified loans in our portfolio.

In response to the decline in loan demand, the Company sought to reduce the size of its balance sheet and its cost interest bearing liabilities. At April 30, 2010, the Company had brokered deposits totaling $104.0 million as compared to $34.4 million at December 31, 2015. The Company has also reduced the balance of Federal Home Loan Bank (“FHLB”) borrowings from $81.9 million at December 31, 2010, to $15.0 million at December 31, 2015. The reduction of FHLB borrowings include early repayments of $35.9 million in borrowings on December 30, 2014, resulting in $2.5 million prepayment penalty.

In addition to reducing the level of wholesale funding, the Company’s funding mix has significantly improved, resulting in lower level of interest expenses. At December 31, 2015, total time deposits (including brokered) were $314.7 million, a decline of $17.2 million and $67.3 million as compared to December 31, 2014, and December 31, 2013, respectively. At December 31, 2015, the Company’s time deposit balances accounted for 42.6% of total deposits as compared to 45.4% of total deposits at December 31, 2014, and 50.1% at December 31, 2013.

The Company’s opportunities for improved profitability lie in a balanced growth of loans and lower cost deposits while maintaining acceptable credit standards. The Company views its core markets of Western Kentucky and Middle Tennessee as important foundations to our future. The Nashville, Tennessee, market appears to provide the Company with the best opportunity for meaningful loan growth in the near future.

Western Kentucky

Small manufacturing and agri-business interest are the largest drivers of the local economy in our western Kentucky markets. In Western Kentucky, small manufacturing typically revolves around the automotive, transportation, and chemical industries. The manufacturing sector is reasonable strong in the immediate area with most factories running at least two shifts. Unemployment rates are improved significantly in Western Kentucky due largely to the rebound in automobile sales.

In 2015, local farmers enjoyed strong yields on their crops. The hope for increased profits was dashed by falling commodity prices. Agri-business profitability is marginal despite favorable growing conditions. In 2016, the Agri-Business community anticipates the operating conditions will remain challenging without a meaningful increase in commodity prices. Weak commodity prices have resulted in a stabilization of the price of agricultural land. However, the current price of land used in agricultural production remains near historical highs.

The tables below are a summary of selected information from the 2010 U.S. Census related to the Company’s current market areas. Future growth projections were obtained from the 2011 Kentucky State Date Center at the University of Louisville. At December 31, 2015, Kentucky’s unemployment rate was 5.3%. Unemployment data by market was obtained from the Federal Reserve Bank of St. Louis:

	Unemployment Rate at Dec-15	2010 Median Household Income	Median Values Owner occupied Housing units	2010 Census	2020 Estimated	2030 Estimated
Calloway	4.9%	$39,194	$105,300	37,191	40,411	43,618
Christian	6.1%	$37,061	$95,500	73,955	77,840	81,015
Marshall	6.2%	$43,326	$96,900	31,448	33,023	33,787
Todd	5.0%	$36,989	$79,700	12,460	12,958	13,292
Trigg	6.5%	$41,825	$98,300	14,339	16,244	17,913
Fulton	7.2%	$31,965	$55,300	6,813	6,223	5,535
Total population				176,206	186,699	195,160
Estimated ten year population growth				8,542	10,493	8,461
Estimated population growth rate				5.1%	6.0%	4.5%

Clarksville, Montgomery County, Tennessee (“Clarksville”)

The Clarksville market is the largest market in which the Company has a significant presence. The Clarksville economy has several large employers and economic drivers including the United State Army’s 101st Airborne Division with approximately 27,000 active duty military personnel assigned to the division. The many services available on the army installation and the community’s modest cost of living have resulted in a sizable military retirement population in the area. Clarksville is also home to Austin Peay State University, a 10,000 student public university as well as a diverse manufacturing sector. The unemployment rate for Montgomery Count Tennessee in December 2015 was 5.5%.

In October of 2013, Hankook Tires announced that it will build its first U.S. manufacturing facility in Clarksville. Hankook, a South Korean tire company, will invest approximately $800 million in a new facility with construction is expected to be completed in 2016. Hankook anticipates that tire production will begin in 2016 and will result in approximately 1,800 full time jobs for the local economy. Hankook chose Clarksville due to its ideal location, strong transportation network and its proximity to automotive assembly plants owned by Nissan, Volkswagen, Toyota and General Motors.

The Clarksville market exhibits stronger growth and income demographics as compared to the communities in Western Kentucky. The 2010 census noted that Clarksville had a median household income of $48,930 and a $129,400 median value of owner occupied housing units. Clarksville’s demographics are aided by its proximity to the Fort Campbell Army base, its proximity to Nashville, Tennessee, and the absence of a state income tax.

	2010 Census	2020 Estimated	2030 Estimated	2040 Estimated
Clarksville MSA	172,331	221,620	264,680	311,239
Ten year growth rate	27.9%	28.6%	19.4%	17.6%

Source: Center for Business and Economic Research, University of Tennessee, Knoxville

Middle Tennessee and Nashville MSA

Cheatham County (“Cheatham”) and Houston County (“Houston”) are located in Middle Tennessee. Both communities are rural and residents of both communities typically rely on employment opportunities in neighboring communities as neither county has a sizeable base of manufacturing jobs. However, Cheatham is located within the Nashville Metropolitan Statistical Area (“Nashville MSA”) and its three largest communities are a 30 minute drive to downtown Nashville. Cheatham’s proximity and easy commute to Nashville has resulted in higher levels of income and population growth as compared to Houston. In December of 2015, the unemployment rates in Cheatham and Houston were 4.3% and 7.9%, respectively. The unemployment rates in the state of Tennessee and the Nashville MSA are 5.6% and 4.2%, respectively.

As supported by the tables below, the Company views Clarksville and the Nashville MSA as communities with the most potential for growth. The Company has established one loan production office in the Nashville MSA in October of 2014 and will seek to further expand in lending expertise in our Tennessee markets. The Company’s deposit base will allow us to seek loan growth without seeking immediate funding for the growth. The Nashville MSA has a population of approximately 1.6 million (includes Cheatham County, Tennessee listed above) and attractive demographics outlined below:

Nashville TN MSA	2010 Estimated Census Population	Population Change 2000-2010	Median Household Income	Median Value Owner occupied housing units
Robertson (Springfield)	66,283	21.8%	$50,820	$149,100
Sumner (Gallatin)	160,645	23.1%	$54,916	$169,100
Wilson (Lebanon)	113,193	28.4%	$60,678	$187,500
Rutherford (Murfreesboro)	262,604	44.3%	$53,770	$157,100
Williamson (Franklin)	183,182	44.7%	$87,832	$335,800
Maury (Columbia)	80,956	16.5%	$46,278	$137,100
Dickson	49,666	15.1%	$44,554	$128,700
Davidson (Nashville)	626,681	10.0%	$45,668	$164,700
Cheatham	39,105	9.0%	$52,585	$155,900

Source: United State Census – 2010

	2010 Census	2020 Estimated	2030 Estimated	2040 Estimated
Nashville MSA	1,582,315	2,001,143	2,355,605	2,715,231
Ten year growth rate		26.5%	17.7%	15.3%

Source: Center for Business and Economic Research, University of Tennessee, Knoxville

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

On March 2, 2015, the Company issued 600,000 shares of treasury stock to the Company’s ESOP in a transaction as discussed below.

Stock Repurchases

On October 31, 2014, the Company announced that it intended to purchase an additional 300,000 shares of common stock and may purchase up to 1.0 million shares for general corporate purchases or employee benefit plans. The repurchase program expired on October 31, 2015. On November 16, 2015, the Company announced a new repurchase program of an additional 300,000 shares of common stock that is set to expire December 31, 2017. At December 31, 2015, the Company may purchase 252,798 shares of treasury stock under the currently active repurchase program. For the year ended December 31, 2015, the Company purchased 907,505 shares of common stock at a weighted average price of $13.14 per share. At December 31, 2015, the Company holds a total of 1,085,888 shares of the Company’s common stock as treasury stock at a weighted average price of $12.41 per share.

2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan

On March 2, 2015, the Company implemented the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees who are at least 21 years old with at least one year of employment with the Company and Heritage Bank USA, Inc. (the “Bank”), the Company’s commercial bank subsidiary. Employer contributions to the ESOP replaced matching and profit sharing contributions to the Heritage Bank 401(k) Plan sponsored by the Bank. All employees meeting the required service requirements participate in the ESOP. The ESOP has three individuals who have been selected by the Company to serve as trustees. A directed corporate trustee has also been appointed. The ESOP will be administered by a committee (the “Committee”) currently composed of eleven employees approved by the Bank’s Board of Directors.

On March 2, 2015, the ESOP entered into a loan agreement with the Company to borrow up to $13,500.000 to purchase up to 1,000,000 shares common stock (“ESOP Loan”). On the same date, the ESOP purchased an initial block of 600,000 shares from the Company at a cost of $7,884,000 using the proceeds of the ESOP Loan. In accordance with the ESOP Loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP Loan. The ESOP Loan will be repaid principally from discretionary contributions by the Bank to the ESOP over a period ending no later than December 9, 2026. The interest rate on the ESOP Loan is 3.0%. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the ESOP Loan is repaid. The ESOP shares are dividend paying. Dividends on unearned ESOP shares will be used to repay the ESOP Loan. The Company incurred an expense totaling $652,000 to fund the ESOP loan payment. As a result of the loan payment, the Company’s ESOP released 53,587 shares of stock to individual employees participating in the plan at December 31, 2015.

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

Lending Activities

General. The total gross loan portfolio totaled $562.5 million at December 31, 2015, representing 62.3% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2015, $181.4 million, or 32.3% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans, which amounted to $214.4 million, or 38.1% of the loan portfolio at December 31, 2015, and multi-family residential loans, which were $24.7 million, or 4.4% of the loan portfolio at December 31, 2015. At December 31, 2015, construction loans were $34.9 million, or 6.2% of the loan portfolio, and total consumer and commercial loans totaled $107.1 million, or 19.0% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2015, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$181,414	32.3%	$186,891	34.2%	$192,603	34.9%	$203,754	38.0%	$216,095	38.1%
Multi-family residential	24,725	4.4%	25,991	4.8%	29,736	5.4%	33,056	6.2%	33,739	5.9%
Construction	34,878	6.2%	24,241	4.4%	10,618	1.9%	18,900	3.5%	11,931	2.1%
Non-residential (1)	214,410	38.1%	220,124	40.3%	244,241	44.2%	215,342	40.2%	235,823	41.6%

Total real estate loans	455,427	81.0%	457,247	83.7%	477,198	86.4%	471,052	87.9%	497,588	87.7%

Other loans:
Secured by deposits	14,134	2.5%	8,136	1.5%	3,048	0.6%	3,768	0.7%	4,016	0.7%
Other consumer loans	6,190	1.1%	6,302	1.2%	8,119	1.4%	10,118	1.9%	11,094	2.0%
Commercial loans	86,743	15.4%	74,154	13.6%	64,041	11.6%	50,549	9.5%	54,673	9.6%

Total other loans	107,067	19.0%	88,592	16.3%	75,208	13.6%	64,435	12.1%	69,783	12.3%

	562,494	100.0%	545,839	100.0%	552,406	100.0%	535,487	100.0%	567,371	100.0%

Deferred loan cost, net	(445)		(286)		(92)		146		251
Allowance for loan losses	(5,700)		(6,289)		(8,682)		(10,648)		(11,262)

Total	$556,349		$539,264		$543,632		$524,985		$556,360

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2015, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, and overdrafts are reported as due in one year or less.

	Due the year ending December 31,			3 through 5 years after December 31,	5 through 10 years after December 31,	10 through 15 years after December 31,	Due 15 years after December 31,
	2016	2017	2018	2016	2016	2016	2016	Total
	(Dollars In Thousands)
One-to-four family residential	$4,482	1,864	3,951	28,552	43,609	28,360	70,596	181,414
Multi-family residential	3,997	—	546	4,089	7,507	6,005	2,581	24,725
Construction	9,473	1,551	1,540	20,230	1,261	823	—	34,878
Non-residential	26,902	5,303	24,187	46,790	54,075	28,741	28,412	214,410
Secured by deposits	12,548	541	491	554	—	—	—	14,134
Other	40,664	5,162	13,796	16,067	14,224	2,933	87	92,933

Total	$98,066	14,421	44,511	116,282	120,676	66,862	101,676	562,494

The following table sets forth at December 31, 2015, the dollar amount of all loans due after December 31, 2016, which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$56,093	$120,839
Multi-family residential	12,845	7,883
Construction	20,916	4,489
Non-residential	98,161	89,347
Other	42,105	11,750

Total	$230,120	$234,308

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

CRE loans secured by non-farm, non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are generally excluded from the guidance. Using the instructions provided in the FDIC call report, the Bank has calculated that $149.7 million of our loan portfolio, or 150.7% of the Bank’s risk based capital, consists of properties classified as non-owner occupied commercial real estate which includes all loans secured by multi-family properties, all construction and land development loans and certain other commercial real estate loans identified by regulations as non-owner occupied. Included in the definition of commercial real estate are $34.9 million in construction loans and $22.5 million in land development loans, representing 35.2% and 22.7% of the Bank’s risk based capital, respectively. Both of our concentration categories are within regulatory guidelines and appear reasonable to management at this time. However, the Company continues to experience below average credit performance in our land development portfolio. At December 31, 2015, $10.6 million, or approximately 47.3%, of the Company’s land development loans are classified as substandard. The Company’s land portfolio accounts for approximately 4.0% of the Company’s total loan portfolio. However, the Company’s land loans classified as substandard equal 37.8% of all loans classified as substandard by the Company.

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

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Loan originations:
One-to-four family residential	$67,905	$52,357	$38,783
Multi-family residential	5,971	6,717	11,078
Construction	29,939	31,344	20,238
Non-residential	38,810	46,426	73,048
Other	39,097	69,300	57,462

Total loans originated	181,722	206,144	200,609

Loan reductions:
Transfer to other real estate owned	869	1,579	1,379
(Increase) decrease in deferred loan origination fees, net of income	(159)	194	238
Increase (decrease) in allowance for loan losses	(589)	(2,393)	(1,966)
Loans sold	44,020	33,096	16,943
Transfer to loan held for sale	—	6,987	—
Loan principal payments	120,496	171,049	165,368

Net increase (decrease) in the loan portfolio	$17,085	($4,368)	$18,647

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

The Bank offers a residential fixed rate loan program with maturities of 15, 20, and 30 years. These loans are underwritten and closed in accordance with secondary market standards. These loans are originated with the intent to sell on the secondary market. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. At December 31, 2015, the Bank’s 1-4 family loan servicing portfolio was approximately $22.8 million.

The Bank is permitted to lend up to 100% of the appraised value of the residential real property securing a mortgage loan. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis, provided that the excess amount is insured with private mortgage insurance. At December 31, 2015, the Bank held approximately $2.9 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2015, a total of $379,000 of these loans are in non-accrual status and none of these loans were past due more than 30 days but less than 89 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a commercial bank to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to approximately $16.4 million at December 31, 2015. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2015, one-to-four family residential mortgage loans totaled approximately $181.4 million, or 32.3% of the Bank’s loan portfolio. The Bank originated approximately $42.6 million in loans that were sold in the secondary market with servicing released. At December 31, 2015, the Bank had approximately $2.3 million in one-to-four family residential real estate loans past due more than ninety days or in non-accrual status. At December 31, 2015, the Company’s allowance for loan loss included $1.2 million for one to four family residential lending.

The Bank primarily originates residential mortgage loans with adjustable rates. As of December 31, 2015, 69.1% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consists of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2015, approximately $147.8 million of the Bank’s residential mortgage portfolio consisted of closed end first and junior liens. Such loans are originated for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Prior to August 1, 1997, rate adjustments on the Bank’s adjustable rate loans were indexed to a rate which adjusted annually based upon changes in an index based on the National Monthly Median Cost of Funds, plus a margin of 2.75%. Because the National Monthly Median Cost of Funds is a lagging index, which results in rates changing at a slower pace than rates generally in the marketplace, the Bank changed to a one-year Treasury bill constant maturity (“One Year CMT”), which the Bank believes reflects more current market information and thus allows the Bank to react more quickly to changes in the interest rate environment. In 2004, the Bank increased its margin on its adjustable rate loans to 3.00%. However, the vast majority of the current adjustable rate portfolio maintains a margin of 2.75% over the One Year CMT.

The Bank also originates, to a limited extent, fixed-rate loans for terms of 10 and 15 years. Such loans are secured by first mortgages on one-to-four family, owner-occupied residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not emphasize fixed-rate mortgage loans. Fixed rate mortgage loans originated by the Bank are loans that often do not qualify for the secondary market due to numerous factors not related to credit quality. Typically, these products are not priced to be competitive with secondary market loans but to offer as an alternative if that option is not available. At December 31, 2015, $56.1 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans that will mature after December 31, 2016.

At December 31, 2015, the Bank had $33.6 million in home equity lines of credit outstanding and $30.0 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

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

At December 31, 2015, the Bank’s loan portfolio included $34.9 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2015, approximately $5.9 million of construction loans were for one to four family dwellings, approximately $7.0 million of construction loans were for multi-family dwellings and $22.0 million were for non-residential real estate. At December 31, 2015, there were no construction loans past due more than ninety days or in non-accrual status. At December 31, 2015, the Company’s allowance for loan loss included $377,000 in the reserve for construction loans.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2015, the Bank had $24.7 million of multi-family residential loans, which amounted to 4.4% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, farmland, residential lots, and rental property. In most cases, such property is located in the Bank’s market area. At December 31, 2015, the Bank had approximately $214.3 million of such loans, which comprised 38.1% of its loan portfolio.

At December 31, 2015, non-residential real estate loans consisted of $42.2 million in farmland, $67.4 million in non-owner occupied properties, and $82.3 million in owner occupied commercial real estate and $22.4 million in raw land. The Company currently has no land under development and all lots are completed and available for sale. At December 31, 2015, approximately $10.6 million, or 47.3% of the Company’s land portfolio is classified as substandard, $329,000, or 0.8% of the Company’s farmland portfolio is classified as substandard and $8.4 million, or 5.6% of the Company’s commercial real estate portfolio, is classified as substandard. Together, these three categories represent 70.8% of all substandard loans. The reduction of loans classified as substandard remains a high priority for management.

At December 31, 2015, the Company has no land loans under development. At December 31, 2015, the inventory of land loans includes 84 lots available for sale, respectively with an aggregate loan balance of $2.7 million, respectively. The average lot has a loan balance of approximately $32,700. At December 31, 2015, the Company has one land loan, totaling $1.6, in non-accrual status. The loan has 33 unsold lots that are a mixture of commercial and residential with an average balance per lot of approximately $47,000 per lot. Also at December 31, 2015, the Company has $15.5 million land loans on property that is designated for future development in which no meaningful infrastructure has been financed. These loans represent 1,234 acres of land with an average price per acre of approximately $12,200.

At December 31, 2014, the inventory of land loans included 131 lots available for sale with an aggregate loan balance of $3.4 million. The average lot had an average loan balance of approximately $26,300. Also at December 31, 2014, the Company had $16.8 million in land loans on property that is designated for future development in which no meaningful infrastructure has been financed. These loans represent approximately 1,247 acres of land with an average price per acre of approximately $13,500. The remaining $6.5 million in land loans are considered to be used for personal and recreational purposes. At December 31, 2014, the Company had $18.5 million in land loans on property that is designated for future development in which no meaningful infrastructure has been started. These loans represented approximately 1,322 acres of land with an average price per acre of approximately $14,000. The reduction of land loans classified as substandard remains a high priority of management.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or non-residential real estate loans are made. At December 31, 2015, $2.0 million of multi-family loans were past due more than 90 days or classified as non-accrual. At December 31, 2015, there were $247,000 in non-residential real estate that were past due by 90 days or more or classified as non-accrual and $1.6 million in loans secured by raw land that were past due by 90 days or more or classified as non-accrual. Also at December 31, 2015, $166,000 of loans secured by farmland were past due more than 90 days or classified as non-accrual. At December 31, 2015, the Company’s allowance for loan loss included $227,000 in the reserve for multi-family loans, $1.4 million in the reserve for loans secured by raw land and $1.1 million in reserve for non-residential real estate loans.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 100% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At December 31, 2015, loans on deposit accounts totaled $14.1 million, or 2.5% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by management, and closed end home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2015, all other consumer loans accounts totaled $6.2 million, or 1.1% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2015, $8,000 in consumer loans are delinquent 90 days or more or classified as non-accrual. At December 31, 2015, the Company’s allowance for loan loss included $358,000 for consumer loans.

In 2013, the Company instituted a centralized lending function for all residential real estate and consumer loans. The centralized process allows for a more standardized and consistent credit decision, a more efficient use of Company resources and provides for the concentration of the Company’s compliance and documentation expertise. In 2015, the centralized documentation process was expanded to include all loan originations.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2015, the Bank’s commercial loans amounted to $86.7 million, or 15.4% of the Bank’s loan portfolio. The Bank’s commercial loans generally are secured by business assets. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2015, there was $1.2 million in commercial loans delinquent 90 days or more or classified as non-accrual. At December 31, 2015, the Company’s allowance for loan loss included $623,000 in reserve for commercial loans.

In 2015, the Company experienced an increase in net charge offs as compared to 2014. In 2015, the Company’s net charge offs were $1.6 million, with $911,000 in charges offs related to one development loan relationship. In 2014, the Company’s net charge offs were $120,000, which included a $1.1 million in recoveries of previously charged off loans. In 2013, net charge offs were $3.6 million.

At December 31, 2015, the Company’s level of classified loans to risk based capital is 28.4%. The Company seeks to maintain a level of classified assets at or below 30% or risk based capital. We will continue to focus our efforts to reduce the level of classified assets on our land portfolio, in which a small number of land development loans account for 39.2% of the total dollar amount of the Company’s classified assets.

Non-accrual Loans and Other Problem Assets

The Bank’s non-accrual loans totaled 1.32% of total loans at December 31, 2015. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 1.01% at December 31, 2015.

The following table sets forth information with respect to the Bank’s non-accrual loans at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—

Total	—	—	—	—	—

Non-Accrual Loans:
Construction	—	—	175	—	—
Multi-family	1,968	95	—	38	—
Residential real estate	2,282	1,501	948	2,313	2,309
Land	1,553	215	1,218	2,768	1,330
Non-residential real estate	247	1,159	6,546	1,134	2,231
Farmland	166	115	703	648	—
Consumer	8	—	13	145	9
Commercial	1,198	90	463	617	254

Total non-accrual loans	$7,422	$3,175	$10,066	$7,663	$6,133

Percentage of total loans	1.32%	0.58%	1.82%	1.43%	1.08%

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

State and federal examiners may disagree with management’s classifications. If management does not agree with an examiner’s classification of an asset, it may appeal this determination to the appropriate supervisory examiner with the KDFI and FDIC. Management regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2015, the Bank had $28.1 million in loans classified as substandard. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by ASC 942-310-45-1. At December 31, 2015, and including our most recent examination, there were no material disagreements between examiners, auditors and management regarding risk grading or the funding of the allowance for loan loss account.

The tables below provide a summary of loans classified by the Bank as special mention, substandard and doubtful by category for the years ended December 31, 2015, and December 31, 2014. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

	Special			Specific Allowance
December 31, 2015	Mention	Substandard	Doubtful	for Impairment
One-to-four family residential	$41	3,229	—	60
Home equity line of credit	—	169	—	—
Junior lien	35	16	—	—
Multi-family	—	3,081	—	138
Construction	—	—	—	—
Land	41	10,618	—	69
Non-residential real estate	2,489	8,357	—	134
Farmland	—	329	—	—
Consumer	—	201	—	49
Commercial	352	2,074	—	180

Total	$2,958	28,074	—	630

	Special			Specific Allowance
December 31, 2014	Mention	Substandard	Doubtful	for Impairment
One-to-four family residential	$203	4,219	—	51
Home equity line of credit	—	757	—	—
Junior lien	40	37	—	—
Multi-family	2,904	3,021	—	—
Construction	—	—	—	—
Land	362	10,964	—	663
Non-residential real estate	5,492	13,250	—	738
Farmland	516	2,237	—	—
Consumer	21	299	—	62
Commercial	325	2,583	—	—

Total	$9,863	37,367	—	1,514

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

The classification of a loan as a TD R may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin. At December 31, 2013, the Company had no loans classified as TDR. At December 31, 2015, the Company had $5.5 million in non-residential real estate loans classified as TDR, with all such loans reported as TDR’s performing as agreed by the loans modified terms. At December 31, 2014, the Company had $3.3 million in non-residential real estate loans classified as performing TDRs. Loan classified as TDR in both 2015 and 2014 were done so due to the borrower’s declining cash flow and the Company’s concession to temporarily allow interest only payments on balances outstanding. Of the loans classified as TDR at December 31, 2015, $2.3 million are currently making interest only payments. The remaining $3.2 million in TDR balances at December 31, 2015, are currently paying principal and interest payments. A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2015, can be found in the table below:

	Balance at	New	Loss on	Loan	Balance at
	December 31, 2014	TDR	Foreclosure	Amortization	December 31,2015
	(Dollars in Thousands)
Non-residential real estate	$3,284	2,265	—	(13)	5,536

Total TDR	$3,284	2,265	—	(13)	5,536

A summary of loans classified as TDR and the respective TDR activity for the year ended December 31, 2014, can be found in the table below:

	Balance at	New	Loss on	Transfer to	Balance at
	December 31, 2013	TDR	Foreclosure	Held for Sale	December 31,2014
	(Dollars in Thousands)
Non-residential real estate	—	10,271	—	(6,987)	3,284

Total TDR	—	10,271	—	(6,987)	3,284

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

Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. The value of other real estate owned is periodically evaluated, no less than annually, to ascertain its current market value. Additional reductions in market value are recognized as an expense through a charge to losses on real estate owned. At December 31, 2015, the Bank’s real estate and other assets owned totaled $1.7 million.

The following table sets forth information with respect to the Bank’s real estate and other assets owned at December 31, 2015, December 31, 2014, and December 31, 2013:

	2015	2014	2013
	(Dollars in Thousands)
One-to-four family first mortgages	$55	159	350
Land	943	1,768	1,124
Non-residential real estate	738	—	200

Total real estate and other assets owned	$1,736	1,927	1,674

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$6,289	8,682	10,648	11,262	9,830
Loans charged off:
Commercial loans	(1,334)	(501)	(2,802)	(2,727)	(3,596)
Consumer loans and overdrafts	(298)	(415)	(649)	(510)	(371)
Residential real estate	(235)	(316)	(993)	(447)	(908)

Total charge-offs	(1,867)	(1,232)	(4,444)	(3,684)	(4,875)

Recoveries	227	1,112	874	795	386

Net loans charged off	(1,640)	(120)	(3,570)	(2,889)	(4,489)

Provision for loan losses	1,051	(2,273)	1,604	2,275	5,921

Balance at end of period	$5,700	6,289	8,682	10,648	11,262

Ratio of net charge-offs to average loans outstanding during the period	0.29%	0.03%	0.66%	0.52%	0.76%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2015		2014		2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$1,239	32.3%	$1,393	34.2%	$2,305	34.9%	$3,094	38.0%
Construction	377	6.2%	146	4.4%	88	1.9%	256	3.5%
Multi-family residential	227	4.4%	85	4.8%	466	5.4%	524	6.2%
Non-residential	2,876	38.1%	3,667	40.3%	4,534	44.2%	5,817	40.2%
Secured by deposits	—	2.5%	—	1.5%	—	0.6%	—	0.7%
Other loans	981	16.5%	998	14.8%	1,289	13.0%	957	11.4%

Total allowance for loan losses	$5,700	100.0%	$6,289	100.0%	$8,682	100.0%	$10,648	100.0%

	At December 31, 2011
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
One-to-four family	$3,325	38.1%
Construction	139	2.1%
Multi-family residential	1,201	5.9%
Non-residential	5,003	41.6%
Secured by deposits	—	0.7%
Other consumer loans	1,594	11.6%

Total allowance for loan losses	$11,262	100.0%

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

At December 31, 2015, securities with an amortized cost of $233.4 million and an approximate market value of $237.2 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Corporation or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. At December 31, 2015, the Company has $66.4 million in U.S. Government Agency mortgage-backed securities and $19.5 million in U.S. Agency CMO securities. At December 31, 2015, this portfolio has approximately $34.0 million that were originated through GNMA, approximately $43.8 million that were originated through FNMA, and approximately $8.1 million that were originated through FHLMC.

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

The Company owns $3.7 million in securities collateralized by federally insured student loans. These securities are floating rate and are indexed to one month libor and reset each quarter. The collateral provides approximately 97% guarantee of SLMA and current have a weighted average book value equal to 95.5% of par. Beginning January 1, 2015, Basel III placed new and excessive risk weighting requirements on specific support bonds, of which the Company sold in the first quarter of 2015. The risk weightings on the $3.7 million in bonds owned by the Company are currently 20%.

The Company currently owns a trust preferred security issued as a private placement by First Financial Services Corporation of Elizabethtown, Kentucky (“FFKY”). The security has a $2.0 million par value, a book value of $1.6 million and a market value of $1.9 million. On January 1, 2015, FFKY was purchased by Community Bank Shares of Indiana (“CBIN”). CBIN terminated the interest extension for the securities by transferring funds to the debentures trustees to pay all interest payments due. At December 31, 2015, all interest payments on this security are current. During 2015, CBIN changed its name to Your Community Bank and changed its NASDAQ ticker symbol to YCB. See note 2 of the Audited Financial Statements for more information concerning this security.

Amortizing U.S. Agency securities owned by the Company are similar in structure to mortgage backed securities. The Company owns two types of amortizing agency securities, both of which are issued with the full faith and credit guarantee of the Small Business Administration (SBA). The Small Business Investment Corporation (SBIC) bonds include pools of SBA loans for business equipment with a ten year maturity. The Small Business Administration Participation Notes (SBAP) has a twenty year maturity and is secured by pools of commercial real estate loans guaranteed by the SBA. Both investments provide superior yields to mortgage backed securities with a credit rating equal to GNMA and superior to FHLMC and FNMA. Historically, the actual cash flows and prepayment speeds for SBIC and SBAP bonds are typically slower than similar maturities for mortgage backed securities due to the cost of refinancing SBA loans. At December 31, 2015, the Company owns $6.0 million in SBIC notes, $3.1 million in floating rate SBA pools and $53.3 million at SBAP notes.

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
FHLB stock, restricted	$4,428	4,428	4,428
Securities available for sale:
U.S. Treasury securities	2,000	3,980	—
U.S. Agency securities, non-amortizing	30,484	24,172	13,148
U.S. Agency securities, amortizing	62,449	79,080	106,875
Mortage-backed securities	66,379	82,172	87,803
Agency CMO	19,510	27,995	16,010
Tax free municipal bonds	44,659	61,047	65,459
Taxable municipal bonds	6,177	12,043	18,057
Corporate bonds	—	2,007	1,984
Non-Agency CMO	3,654	9,643	8,085
Trust preferred security	1,865	1,489	1,489

Total investment securities	$241,605	$308,056	$323,338

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for non-amortizing U.S. Government agency securities, corporate bonds and municipal securities in the investment portfolio at December 31, 2015. At such date, $11.4 million of the non-amortizing agency securities were callable and/or due on or before March 31, 2018, and $19.1 million were not callable. In addition, approximately $62.4 million in small business administration amortizing bonds require periodic principal payments. At December 31, 2015, $35.8 million of tax free municipals and $1.1 million of taxable all municipal securities were callable between December 2016 and February 2022. The average yield for the tax free municipal security portfolio is quoted as a taxable equivalent yield.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
.	(Dollars in thousands)
Non-amortizing U.S. agency securities	$—	—%	$4,166	1.76%	$22,344	2.12%	$3,974	3.21%	$30,484	$30.484	2.21%

Taxable municipal bonds	$—	—%	$3,476	3.17%	$1,933	2.09%	$768	3.19%	$6,177	$6,177	2.84%

Tax free municipal bonds	—	—%	$8,662	4.33%	$18,516	4.76%	$17,481	5.84%	$44,659	$44,659	5.10%

Trust preferred	—	—	—	—	—	—	$1,865	10.94%	$1,865	$1,865	10.9%

U.S. Treasury bonds	—	—	$2,000	0.84%	—	n/a	—	n/a	$2,000	$2,000	0.84%

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

In 2015, 2014 and 2013, weak loan demand and high levels of liquidity have made it difficult to maintain a desirable level of profitability. Therefore, management is placing an emphasis on reducing the Bank’s cost of funds ratio. The reduction in cost of funds will be accomplished by changing the deposit mix and overall funding mix of the Bank. First, we continue to place a strong marketing emphasis on non-interest bearing checking accounts. In each of the last four years, we opened more than 4,000 non-interest checking accounts. For the years ended December 31, 2015, 2014, and 2013, the average balance of non-interest checking accounts has increased by increase by $8.4 million, $12.5 million and $8.1 million, respectively. While growing transaction accounts, we have successfully reduced our interest expense for time deposits. This reduction was accomplished by allowing higher costing deposits to re-price to lower levels or leave the Bank. At December 31, 2015, total time deposits were $314.7 million, a decline of $17.2 million and $50.1 million as compared to December 31, 2014, and December 31, 2013, respectively.

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

The Bank has, on a limited basis, utilized brokered deposits to augment its funding requirements. At December 31, 2015, the Bank had $34.4 million in brokered deposits as compared to $37.1 million at December 31, 2014. Given the high level of liquidity maintained by the Bank, it is our current practice to not replace the majority of brokered time deposits once they mature or, where applicable, the Bank tenders a call on the deposit. All brokered deposits are FDIC insured.

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

Deposits in the Bank at December 31, 2015, were represented by the various types of deposit programs described below.

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
— %	None	Non-interest bearing	$100	$125,070	16.9%
0.05%*	None	Interest checking accounts	1,500	203,779	27.6%
0.10%	None	Savings and money market	10	95,893	13.0%

				424,742	57.5%

		Certificates of Deposit
0.12%	3 months or less	Fixed-term, fixed rate	1,000	100,759	13.6%
0.22%	3 to 12 months	Fixed-term, fixed-rate	1,000	100,570	13.6%
0.44%	12 to 24-months	Fixed-term, fixed-rate	1,000	60,281	8.1%
0.97%	24 to 36-months	Fixed-term, fixed-rate	1,000	36,975	5.0%
0.85%	36 to 48-months	Fixed-term, fixed-rate	1,000	6,441	0.9%
1.10%	48 to 60-months	Fixed-term, fixed rate	1,000	9,638	1.3%

				314,664	42.5%

				$739,406	100. 0%

*	Represents current interest rate offered by the Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2015		2014		2013
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$291,927	$320,889	$284,607	$356,069	$250,895	$407,000
Average Rate	0.44%	1.16%	0.51%	1.16%	0.56%	1.41%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2015	% of Deposits	Increase (Decrease) from December 31, 2014	Balance at December 31, 2014	% of Deposits	Increase (Decrease) from December 31, 2013
	(Dollars in thousands)
Non-interest bearing	$125,070	16.9%	$10,019	$115,051	15.7%	$9,799
Interest checking	203,779	27.5%	17,163	186,616	25.5%	2,973
Savings and MMDA	95,893	13.0%	(1,833)	97,726	13.4%	5,620
Time deposits	314,664	42.6%	(17,251)	331,915	45.4%	(50,081)

Total	$739,406	100.0%	$8,098	$731,308	100.0%	$(31,689)

	Balance at December 31, 2013	% of Deposits	Increase (Decrease) from December 31, 2012	Balance at December 31, 2012	% of Deposits
	(Dollars in thousands)
Non-interest bearing	$105,252	13.8%	$11,169	$94,083	12.4%
Interest checking	183,643	24.1%	36,596	147,047	19.4%
Savings and MMDA.	92,106	12.1%	10,463	81,643	10.7%
Time deposits	381,996	50.0%	(55,096)	437,092	57.5%

Total	762,997	100.0%	$3,132	$759,865	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
0.01 - 2.00%	$251,085	$252,416	$292,992
2.01 - 4.00%	63,579	79,408	89,002
4.01 - 6.00%	—	91	2

Total	$314,664	$331,915	$381,996

The following table sets forth the amount and maturities of time deposits at December 31, 2015.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$138,609	$60,281	36,975	$15,220	$251,085
2.01 - 4.00%	62,720	—	—	859	63,579
4.01 - 6.00%	—	—	—	—	—

Total	$201,329	$60,281	$36,975	$16,079	$314,664

The following table indicates the amount of the Bank’s certificates of deposit of $250,000 or more by time remaining until maturity as of December 31, 2015.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$20,515
Over three through six months	13,782
Over six through 12 months	22,983
Over 12 months	21,499

Total	$78,779

At December 31, 2015, certificates of deposits included approximately $163.9 million in deposits greater than $100,000, as compared to $169.3 million and $200.2 million at December 31, 2014, and December 31, 2013, respectively. Certificates of deposit at December 31, 2015, included approximately $78.8 million of deposits with balances of $250,000 or more, compared to $78.8 million and $100.1 million at December 31, 2014, and December 31, 2013, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to significantly increase its deposit rates to maintain such certificates of deposit and, therefore, does not anticipate resorting to alternative funding sources. See Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Deposits	$144,381	$155,837	$180,643
Withdrawals	(140,277)	(191,863)	(181,235)

Net increase (decrease) before interest credited	4,104	(36,026)	(592)
Interest credited	3,994	4,337	3,724

Net increase (decrease) in deposits	$8,098	($31,689)	$3,132

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 7 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $15.0 million at December 31, 2015. Also at December 31, 2015, the FHLB has issued letters of credit totaling $32.5 million for the benefit of municipalities to collateralize deposits. All FHLB advances and letters of credit are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. The most recent reset date for the interest rate on the subordinated debentures was January 8, 2016. On January 8, 2016, the three-month Libor rate was 0.62%. Therefore, the rate of the security is 3.72%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities. Otherwise, the securities are callable on a quarterly basis.

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

In October of 2008, the Bank entered into an interest rate swap agreement. The agreement called for the Bank to pay a fixed rate of 7.27% until October 8, 2015, on $10 million and receive payment equal to the three month libor plus 3.10%. The Bank then completed an intercompany transaction that transferred the swap to the Company, providing an effective hedge for its variable rate subordinated debentures. The interest rate swap matured on October 8, 2015.

Repurchase Agreements

The Company offers cash management customers an automated sweep account of excess funds from checking accounts into repurchase accounts. Prior to 2011, this product was the preferred method to provide commercial deposit customers the opportunity to earn interest income on demand deposit accounts. Repurchase balances are overnight borrowings from customers and are not FDIC insured but are fully collateralized by specific securities in the Company’s investment portfolio. At December 31, 2015, the Company’s retail repurchase agreements total $39.8 million. In addition, the Company has one term repurchase agreement with a bank secured by investment securities totaling $6.0 million with an interest rate of 4.36% maturing on September 18, 2016.

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

At June 30, 2015, the Bank had a 12.4% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Planters Bank of Kentucky with a 10.4% deposit market share, Community Financial Services Bank with a 9.3% deposit market share, U.S. Bank N/A with a 8.5% market share, and Branch Bank & Trust of North Carolina with an 7.5% deposit market share and Regions Bank of Birmingham, Alabama with a 7.1% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2015, the Company and the Bank had 243 full-time equivalent employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

P. Michael Foley. Mr. Foley was hired in December 2011 to serve as Senior Vice President, Chief Credit Officer of the Bank. Prior to that, from January 2011 to December 2011, he served as Senior Vice President, Senior Credit Officer in the Special Assets Group of Old National Bank of Evansville, Indiana. From July 2006 through December 2010, Mr. Foley served as Senior Vice President, Senior Credit Officer and Chicago Market Manager for Integra Bank of Evansville, Indiana. Mr. Foley resigned from the Company on January 15, 2016.

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

Bailey “Chip” Knight. Mr. Knight was promoted to Chief Credit Officer on January 15, 2016. Mr. Knight has served as a Market President and Senior Lender of the Company since April 2, 2012. In his position with as Market President, Mr. Knight was responsible for all retail and lending functions in the three office Cheatham County, Tennessee market. As Senior Lender, Mr. Knight’s responsibilities included relationships with the Company’s largest commercial lending clients as well as assisting other commercial loan officers in the calling and structuring of loan agreements. Prior to April 2012, Mr. Knight was the Regional Executive and Team Lead with Capital Bank and GreenBank, where he was responsible for all retail and lending functions in eight offices located in Northern Middle Tennessee. Mr. Knight has over 25 years of commercial banking experience, all in Middle Tennessee and is a lifelong resident of Montgomery County, Tennessee.

Ratio of Earnings to Fixed Charges.

The table below is a Company’s computation of earnings to fixed charges for the years ended December 31, 2015, through December 31, 2012 (All dollars in thousands).

	2015	2014	2013	2012
Including interest on deposits
Earnings
Pre-tax income	$2,678	$1,998	$4,406	$4,886
Add: fixed charges from below	6,550	8,879	10,581	14,877

	$9,228	$10,877	$14,987	$19,763

Fixed Charges:
Total interest expense	$6,550	$8,879	$10,581	$14,877
Preference stock dividend	—	—	—	1,526

Including preference security dividend	$6,550	$8,879	$10,581	$16,403

Ratio of earnings to fixed charges	$1.41	$1.24	$1.42	$1.33

Including preference security dividend	$1.41	$1.24	$1.42	$1.20

Excluding interest on deposits
Earnings
Pre-tax income	$2,678	$1,998	$4,406	$4,886
Add: fixed charges from below	1,519	3,276	3,467	4,306

	$4,197	$5,274	$7,873	$9,192

Fixed Charges:
Total interest expense excluding
interest paid on deposits	$1,519	$3,276	$3,467	$4,306
Preferred stock dividend	—	—	—	1,526

Including preference security dividend	$1,519	$3,276	$3,467	$5,832

Ratio of earnings to fixed charges	$2.76	$1.61	$2.27	$2.13

Including preference security dividend	$2.76	$1.61	$2.27	$1.58

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

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. Certain aspects of the Dodd-Frank Act are subject to further rule making and will take effect over several years. The overall financial impact on us and our subsidiaries or the financial services industry generally cannot be determined at this time.

Holding Company Capital Requirements. The FRB has adopted capital adequacy standards pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “-Bank Capital Requirements.”

The FRB has adopted a policy statement that generally exempts bank holding companies with less than $1 billion in consolidated assets from its regulatory capital requirements provided that such companies are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and do not have a material amount of debt or equity securities outstanding that are registered with the SEC. As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications. Although our asset size would qualify for the exemption provided by the FRB’s policy statement, the Company is subject to consolidated regulatory capital requirements because its equity securities are registered with the SEC.

Bank Capital Requirements. Effective January 1, 2015, the Bank became subject to new regulatory capital rules adopted by the FDIC and the other federal bank regulatory agencies to conform U.S. regulatory standards to the international standards agreed to by the Basel Committee on Banking Supervision. The new capital rules (the “Basel III Capital Rules”), which apply to all depository institutions as well as to all top-tier bank loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement, substantially revised the risk-based capital requirements that previously applied to the Bank.

Among other things, the Basel III Capital Rules establish a new common equity Tier 1 (or CET1) capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Capital Rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, establish new limitations on the inclusion in regulatory capital of deferred tax assets and mortgage servicing rights, and expand the recognition of collateral and guarantors in determining risk-weighted assets.

In addition to higher capital requirements, the Basel III Capital Rules require banking organizations to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% CET1 capital, 8.5% Tier 1 capital and 10.5% total capital on a fully phased-in basis.

Prompt Corrective Action. Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, which were amended to incorporate the new regulatory capital standards implemented by the Basel III Capital Rules, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a common equity Tier 1 ratio of 6.5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution is “under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests. An institution is deemed to be “significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a Tier 1 leverage ratio that is less than 3%, or a common equity Tier 1 ratio of less than 3%. An institution is deemed to be “critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

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

The FDIC has adopted a risk-based premium system that provides for quarterly assessments. Assessments are based on an insured institution’s classification among four risk categories determined from their examination ratings and capital and other financial ratios. The institution is assigned to a category and the category determines its assessment rate, subject to certain specified risk adjustments. Insured institutions deemed to pose less risk to the deposit insurance fund pay lower assessments, while greater risk institutions pay higher assessments. In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. Under such final rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of deposits, which was the FDIC’s prior practice. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points, based on an institution’s risk classification and possible risk adjustments. Under the FDIC’s 2011 final rule, an schedule of substantially lower assessment rates for institutions with total assets of less than $10 billion will go into effect the quarter after the designated reserve ratio of the Deposit Insurance Fund reaches 1.15%, which the FDIC projects will be the first or second quarter of 2016.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Restrictions on Dividends. The KDFI limits the amount of dividends that can be paid by a state chartered commercial bank to its holding company. The limit is established by adding the current year’s net income plus the prior two years net income. The Bank must reduce the amount of accumulated net income over the last two years plus the current year by the amount of dividends paid to the Corporation during the same period of time. At December 31, 2015, the Bank could not pay an additional cash dividend to the Corporation without the prior approval of the KDFI.

Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

Transactions with Affiliates and Insiders. Generally, transactions between a bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank’s capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a bank may not acquire the securities of most affiliates. The KDFI and FDIC have the discretion to treat subsidiaries of commercial banks as affiliates on a case-by-case basis.

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

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2015.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2015.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal agencies, including the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company’s regulatory compliance is costly and certain types of activities, including the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits and locations of offices are subject to regulatory approval and may be limited by regulation. The Company is also subject to regulatory capital rules established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth.

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

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2016 despite the first increase in the federal funds rates in many years and believe that economic factors affecting broader markets will likely result in historically low yields for our investment securities portfolio. As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2016 and beyond.

Holders of HopFed Capital Trust I have rights that are senior to those of the Company’s common shareholders.

The Company has issued trust preferred securities from a special purpose trusts and accompanying junior subordinated debentures. At December 31, 2015, HopFed had outstanding trust preferred securities of $10.3 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures HopFed issued to the trusts are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of the Company’s , dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to the Company’s common shareholders. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

New capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

In July 2013, the Board of Governors of the Federal Reserve Bank approved the final rule for BASEL III capital requirements for all commercial banks charted in the United States of America. The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% percent to 6.0% percent and includes a minimum leverage ratio of 4.0% for all banking organizations. The transition period for implementation of Basel III was January 1, 2015, through December 31, 2018. At December 31, 2015, the Company met all capital requirements set forth by Basel III through the final implementation date of December 31, 2018.

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

We originate commercial real estate loans, construction and development loans, consumer loans, loans secured by farmland and residential mortgage loans primarily within our market area. Commercial real estate, commercial, farmland, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•	Non-residential Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2015, commercial real estate loans and multi-family loans comprised approximately 31.0% of our total loan portfolio, or 175.9% of the Company’s total risk based capital. At December 31, 2015, the Company had $11.4 million of its commercial real estate and multi-family real estate loans classified as substandard which equaled 6.6% of that portfolio and 40.7% of total substandard loans. At December 31, 2015, the Company’s allowance for loan losses included $1.4 million allocated to this portfolio.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2015, commercial loans comprised approximately 15.4% of our total loan portfolio, or 86.0% of the Company’s consolidated total risk based capital. At December 31, 2015, the Company had $2.1 million of its commercial loan portfolio classified as substandard which equaled 2.4% of that portfolio and 7.4% of total substandard loans. At December 31, 2015, the Company’s allowance for loan losses included $623,000 allocated to this portfolio.

•	Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2015, construction, land and land development loans comprised approximately 10.2% of our total loan portfolio and approximately 56.8% of the Company’s consolidated total risk based capital. At December 31, 2015, the Company had $10.6 million of its construction and development loans classified as substandard which equaled 18.5% of that portfolio and 37.8% of total substandard loans. At December 31, 2015, the Company’s allowance for loan losses included $1.8 million allocated to this portfolio.

•	Farmland. Repayment is generally dependent upon the successful operation of the borrower’s farming operation. The typical risk to a farming operating include adverse weather conditions, changes to farm insurance subsidies, declines in commodity prices and sudden increases in the cost of farm production. In addition, the value collateral securing the loans often fluctuates with the long term trends for commodity prices and may rise and fall significantly and may be illiquid in times of declining values. As of December 31, 2015, loans secured by farmland comprised approximately 7.5% of our total loan portfolio, or 41.9% of the Company’s consolidated total risk based capital. At December 31, 2015, the Company had $329,000 of its farmland portfolio classified as substandard which equaled 0.8% of that portfolio and 1.2% of total substandard loans. At December 31, 2015, the Company’s allowance for loan losses included $358,000 allocated to this portfolio.

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

The U.S. Army has provided a revised assessment of future staffing cuts that indicates that Fort Campbell may lose approximately a small portion of its active duty military personnel by 2020. In November of 2014, the United States Army announced that it was de-activating a combat battalion at Fort Campbell, Kentucky, sending its 2,400 members to other duty stations within the U.S. Army system.

At December 31, 2015, the Company’s loan portfolio has approximately $160.9 million in loans originated from its three Montgomery County, Tennessee offices and $102.8 million in loans originated in its Christian County, Kentucky offices. The Fort Campbell military installation in the largest employer in the region and a significant reduction in the staffing of the base would have a major negative affect on the economies of Montgomery County, Tennessee and Christian County, Kentucky. The annual cost to the local economy is estimated at nearly $1 billion.

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

Our cash availability at the holding company level may limit the Company’s ability to continue to pay a cash dividend to common shareholders and/or repurchase treasury stock.

At December 31, 2015, the Corporation has approximately $2.1 million in cash on hand available to pay common dividends and repurchase treasury stock. At December 31, 2015, the Bank may not pay an additional cash dividend to the Company without regulatory approval. The Bank may not receive regulatory approval to pay the Corporation a dividend, which would limit the Company’s ability to repurchase treasury stock and to continue to pay a cash dividend to common shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2015:

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
	(In thousands)
Main Office:
4155 Lafayette Road
Hopkinsville, Kentucky	2006	Owned	$4,206	24,072
Branch Offices:
2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,220	17,625
Downtown Branch Office
605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$133	756
Murray South Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,477	5,600
Murray North Office 1601 North 12th Street Murray, Kentucky	2007	Owned	$1,056	3,400
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$376	2,200
Elkton Branch Office
536 W. Main Street Elkton, Kentucky	1976	Owned	$81	3,400
Benton Branch Office
105 W. 5th Street Benton, Kentucky	2003	Owned	$464	4,800
Benton Branch Office 660 Main Street Benton, Kentucky	2015	Owned	$3,478	n/a
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$1,055	3,400
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$171	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Owned	$923	400
Nashville Loan Production Office 101 Main Street Nashville, Tennessee	2014	Leased	$3	3,200
Clarksville Main Street 322 Main Street Clarksville, Tennessee	2007	Owned	$1,385	10,000
Trenton Road Branch 3845 Trenton Road Clarksville, Tennessee	2006	Owned	$2,195	3,362
Madison Street Office
2185 Madison Street Clarksville, Tennessee	2007	Owned	$1,366	3,950
Houston County Office 1102 West Main Street Erin, Tennessee	2006	Owned	$494	2,390
Ashland City Office 108 Cumberland Street Ashland City, Tennessee	2006	Owned	$1,424	7,058
Pleasant View Office 2556 Highway 49 East Pleasant View, Tennessee	2006	Owned	$813	2,433
Kingston Springs Office 104 West Kingston Springs Road Kingston Springs, Tennessee	2006	Owned	$1,714	9,780

Total			$24,034

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At March 1, 2016, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.	MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.04 per share was declared in all four quarters in 2014 and 2015. The high and low price range of the Company’s common stock for 2015 and 2014 is set forth below:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First Quarter	$13.86	$12.50	$11.75	$10.97
Second Quarter	$13.09	$11.37	$11.74	$11.21
Third Quarter	$12.14	$10.81	$12.45	$11.35
Fourth Quarter	$12.24	$11.50	$13.04	$11.11

At February 28, 2016, the Company estimates that is has approximately 1,800 shareholders, with approximately 1,200 reported in the name of the shareholder and the remainder recorded in street name.

On March 2, 2015, the Company issued 600,000 shares of treasury stock to establish the Company’s ESOP. At December 31, 2015, the Company has 1,085,888 shares of common treasury stock and has an active repurchase plan in which we may purchase up to 252,798 shares of our common stock on the open market or in negotiated transactions.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three month period ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period

October 1, 2015, to October 31, 2015	—	n/a	1,638,686	—
November 1, 2015, to November 30, 2015	42,569	$11.79	1,681,255	257,431
December 1, 2015, to December 31, 2015	4,633	$11.52	1,685,888	252,798

Total	47,202	$0.00	1,685,888	252,798

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

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2015, (Exhibit No. 13.1) is incorporated herein by reference. See Note 22 of Notes of Consolidated Financial Statements which is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2015, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2015, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Rayburn | Fitzgerald PC, independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2015, (Exhibit No. 13.1) are incorporated herein by reference.

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

Management Report on Internal Control Over Financial Reporting

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2015.

Rayburn | Fitzgerald PC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effective of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of HopFed Bancorp, Inc.

Hopkinsville, Kentucky

We have audited HopFed Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HopFed Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 3, 2016, expressed an unqualified opinion on those consolidated financial statements.

(signed) Rayburn | Fitzgerald PC

Brentwood, Tennessee

March 3, 2016

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2015, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2015, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2015, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2015, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2015, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2015, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2015, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2015, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets - December 31, 2015 and December 31, 2014.

3.	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

7.	Notes to Consolidated Financial Statements.

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

Exhibit No. 3.2 Bylaws, as amended. Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Current Report on Form 8-K dated March 1, 2015 (filed on March 4, 2015).

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

Exhibit No. 10.11. Employment Agreement by and between Heritage Bank and Michael L. Woolfolk. Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 18, 2015 (filed March 18, 2015).

Exhibit No. 10.12 Employment Agreement by and between Registrant and P. Michael Foley. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 18, 2015 (filed March 20, 2015).

Exhibit No. 10.13 Amended and Restated Employment Agreement by and between Heritage Bank USA, Inc. and P. Michael Foley. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 18, 2015 (filed March 20, 2015).

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

Exhibit No. 99.1 Stock Purchase Agreement with Maltese Capital Management. Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on 8-K dated February 2, 2015 (filed February 3, 2015)

Exhibit No. 99.2 Standstill Agreement. Incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K/A dated February 2, 2015 (filed February 4, 2015).

Exhibit No. 13.1. Annual Report to Stockholders Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2015, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the years ended December 31, 2015 and December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of December 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, respectively (iii) Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013, respectively (iv) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2015, 2014 and 2013 respectively, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 9, 2016	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) John E. Peck	March 9, 2016
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

(signed) Billy C. Duvall	March 9, 2016
Billy C. Duvall
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(signed) Dr. Harry J. Dempsey	March 9, 2016
Dr. Harry J. Dempsey
Chairman of the Board

(signed) Steve Hunt	March 9, 2016
Steve Hunt
Vice-Chairman of the Board

(signed) Michael Woolfolk	March 9, 2016
Michael Woolfolk Director, Board Secretary and Executive Vice President and Chief Operating Officer

(signed) Dr. Thomas I. Miller	March 9, 2016
Dr. Thomas I. Miller Director

(signed) Robert Bolton	March 9, 2016
Robert Bolton Director

(signed) Ted Kinsey	March 9, 2016
Ted Kinsey Director

(signed) Clay Smith	March 9, 2016
Clay Smith Director

(signed) Robert Perkins	March 9, 2016
Richard Perkins Director