Form 10-Q
period 2016-03-31
HOPFED BANCORP INC
filed 2016-05-10
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the Registrant had outstanding 6,775,640 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$27,393	46,926
Interest-earning deposits	14,798	7,772

Cash and cash equivalents	42,191	54,698
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	237,829	237,177
Loans held for sale	1,339	2,792
Loans receivable, net of allowance for loan losses of $6,163 at March 31, 2016, and $5,700 at December 31, 2015	554,727	556,349
Accrued interest receivable	3,871	4,139
Real estate and other assets owned	1,457	1,736
Bank owned life insurance	10,403	10,319
Premises and equipment, net	23,975	24,034
Deferred tax assets	1,857	2,642
Other assets	3,753	4,840

Total assets	$885,830	903,154

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$127,067	125,070
Interest-bearing accounts
Interest bearing checking accounts	216,817	203,779
Savings and money market accounts	95,906	95,893
Other time deposits	285,163	314,664

Total deposits	724,953	739,406
Advances from Federal Home Loan Bank	11,000	15,000
Repurchase agreements	46,940	45,770
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	754	614
Dividends payable	286	287
Accrued expenses and other liabilities	2,819	4,137

Total liabilities	797,062	815,524

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at March 31, 2016, and December 31, 2015.	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,962,308 issued and 6,800,763 outstanding at March 31, 2016, and 7,951,699 issued and 6,865,811 outstanding at December 31, 2015	80	79
Additional paid-in-capital	58,618	58,604
Retained earnings	47,382	47,124
Treasury stock- common (at cost, 1,161,545 shares at March 31, 2016, and 1,085,888 shares at December 31, 2015)	(14,372)	(13,471)
Unallocated ESOP shares (at cost, 535,671 shares at March 31, 2016, and 546,413 shares at December 31, 2015)	(7,039)	(7,180)
Accumulated other comprehensive Income, net of taxes	4,099	2,474

Total stockholders’ equity	88,768	87,630

Total liabilities and stockholders’ equity	$885,830	903,154

The consolidated condensed statement of financial condition at December 31, 2015, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods
	Ended March 31,
	2016	2015
Interest and dividend income:
Loans receivable	$6,465	6,290
Investment in securities, taxable	1,247	2,448
Investment in securities, non-taxable	353	453
Interest-earning deposits	16	4

Total interest and dividend income	8,081	9,195

Interest expense:
Deposits	1,095	1,260
Advances from Federal Home Loan Bank	73	69
Repurchase agreements	143	120
Subordinated debentures	94	184

Total interest expense	1,405	1,633

Net interest income	6,676	7,562

Provision for loan losses	458	215

Net interest income after provision for loan losses	6,218	7,347

Non-interest income:
Service charges	677	714
Merchant card income	291	270
Mortgage origination revenue	368	177
Gain on sale of securities	291	366
Income from bank owned life insurance	84	71
Financial services commission	133	159
Other operating income	176	156

Total non-interest income	2,020	1,913

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods
	Ended March 31,
	2016	2015
Non-interest expenses:
Salaries and benefits	3,988	4,184
Occupancy expense	787	738
Data processing expense	727	692
Other state taxes	248	248
Intangible amortization expense	—	16
Professional services expense	335	329
Deposit insurance and examination expense	173	117
Advertising expense	320	306
Postage and communications expense	155	132
Supplies expense	149	146
Loss (Gain) on sale of real estate owned	9	(7)
Real estate owned expenses	59	137
Other operating expenses	733	432

Total non-interest expense	7,683	7,470

Income before income tax expense	555	1,790
Income tax expense	46	435

Net income	$509	$1,355

Net income per share
Basic	$0.08	$0.20

Fully diluted	$0.08	$0.20

Dividend per share	$0.04	$0.04

Weighted average shares outstanding - basic	6,297,755	6,732,456

Weighted average shares outstanding - diluted	6,297,755	6,732,456

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month
	Periods Ended March 31,
	2016	2015
Net income	509	1,355
Other comprehensive income, net of tax:
Unrealized gain (loss) on non other than temporary impaired investment securities available for sale, net of taxes of ($897) and ($632) for the three month periods ended March 31, 2016 and March 31, 2015, respectively.	1,745	1,227
Unrealized gain on OTTI securities, net of taxes of ($37) for the three month period ended March 31, 2016	72	—
Unrealized gain on derivatives, net of taxes of ($32) for the three month period ended March 31, 2015.	—	64
Reclassification adjustment for gains and accretion included in net income, net of taxes	(192)	(242)

Total other comprehensive income	1,625	1,049

Comprehensive income	2,134	2,404

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2015

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Common Stock	Additional Capital Surplus	Retained Earnings	Treasury Stock Common	Unearned ESOP Shares	Accumulated Other Comprehensive Stockholders Income	Total Equity
Balance at December 31, 2014	7,171,282	$79	58,466	45,729	(9,429)	—	3,557	98,402
Consolidated net income	—	—	—	1,355	—	—	—	1,355
Treasury stock reissued	600,000				7,884	(7,884)	—	—
Repurchase of treasury stock	(725,341)	—	—	—	(9,722)	—	—	(9,722)
Compensation expense, restricted stock awards	—	—	49	—	—	—	—	49
Net change in unrealized gain on securities available for sale, net of income taxes of ($508)	—	—	—	—	—	—	985	985
Net change in unrealized loss on derivatives, net of income taxes of $32	—	—	—	—	—	—	64	64
Cash dividend to common stockholders	—	—	—	(257)	—	—	—	(257)

Balance March 31, 2015	7,045,941	$79	58,515	46,827	(11,267)	(7,884)	4,606	90,876

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2016

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Shares Common Stock	Common Stock	Additional Capital Surplus	Retained Earnings	Treasury Stock Common	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance at December 31, 2015	6,865,811	$79	58,604	47,124	(13,471)	(7,180)	2,474	87,630
Consolidated net income	—	—	—	509	—	—	—	509
Issue of restricted stock	10,609	1	—	—	—	—	—	1
Repurchase of treasury stock	(75,657)	—	—	—	(901)	—	—	(901)
ESOP Shares earned	—	—	(16)	—	—	141	—	125
Compensation expense, restricted stock awards	—	—	30	—	—	—	—	30
Net change in unrealized gain on securities available for sale, net of income taxes of ($838)	—	—	—	—	—	—	1,625	1,625
Cash dividend to common stockholders	—	—	—	(251)	—	—	—	(251)

Balance March 31, 2016	6,800,763	$80	58,618	47,382	(14,372)	(7,039)	4,099	88,768

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net cash provided by operating activities	$817	$1,673
Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	16,764	59,190
Purchase of securities available for sale	(15,021)	(14,075)
Net (increase) decrease in loans	3,259	(10,155)
Proceeds from sale of foreclosed assets	282	46
Purchase of premises and equipment	(313)	(655)

Net cash used in investing activities	4,971	34,351

Cash flows from financing activities:
Net increase (decrease) in demand deposits	15,048	(4,223)
Net increase (decrease) in time and other deposits	(29,501)	124
Increase (decrease) in advances from borrowers for taxes and insurance	140	280
Repayment of advances from Federal Home Loan Bank	(4,000)	(15,000)
Net increase (decrease) in repurchase agreements	1,170	(11,892)
Cash used to repurchase treasury stock	(901)	(9,722)
Dividends paid on common stock	(251)	(281)

Net cash provided by financing activities	(18,295)	(40,714)

Increase (decrease) in cash and cash equivalents	(12,507)	(4,690)
Cash and cash equivalents, beginning of period	54,698	40,439

Cash and cash equivalents, end of period	$42,191	$35,749

Supplemental disclosures of cash flow information:
Interest paid	$1,509	$1,662

Income taxes paid	—	—

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$83	$403

Foreclosures and in substance foreclosures of loans during period	$—	$464

Net unrealized gains (losses) on investment securities classified as available for sale	$2,460	$1,493

Increase (decrease) in deferred tax asset related to unrealized gains on investments	($838)	($508)

Dividends declared and payable	$286	$272

Issue of common stock to ESOP	$—	$7,884

Issue of restricted common stock	$125	—

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2016, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2016.

The accompanying unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2015, Consolidated Financial Statements.

(2)	INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three month periods ended March 31, 2016, and March 31, 2015. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding. For the three month periods ended March 31, 2016, and March 31, 2015, the Company has excluded all unearned shares held by the ESOP.

	March 31,
	2016	2015
Basic IPS:
Net income	$509,000	$1,355,000
Average common shares outstanding	6,297,755	6,732,456

Net income per share	$0.08	$0.20

Diluted IPS:
Net Income	$509,000	$1,355,000
Average common shares outstanding	6,297,755	6,732,456

Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,297,755	6,732,456

Net income per share, diluted	$0.08	$0.20

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $30,000 for the three month period ended March 31, 2016, and $49,000 for the three month period ended March 31, 2015, respectively. The Company issued 10,609 shares of restricted stock in the three month period ended March 31, 2016. The Company did not issue any shares of restricted stock during the three month periods ended March 31, 2015. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at March 31, 2016:

Year Ending	Future
December 31,	Expense
2016	$123,788
2017	86,323
2018	50,939
2019	4,975

Total	$266,025

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

At March 31, 2016, the Company has 27 securities with unrealized losses. The carrying amount of securities and their estimated fair values at March 31, 2016, were as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,001	4	—	2,005
U.S. Agency securities	89,094	2,714	(46)	91,762
Taxable municipal bonds	6,174	99	(7)	6,266
Tax free municipal bonds	38,573	2,271	(15)	40,829
Trust preferred securities	1,621	353	—	1,974
Mortgage-backed securities:
GNMA	28,305	318	(111)	28,512
FNMA	32,510	571	(35)	33,046
FHLMC	10,711	74	(7)	10,778
NON-AGENCY CMO	3,757	—	(237)	3,520
AGENCY CMO	18,872	265	—	19,137

	$231,618	6,669	(458)	237,829

The carrying amount of securities and their estimated fair values at December 31, 2015, was as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,001	—	(1)	2,000
U.S. Agency securities	91,694	1,727	(488)	92,933
Tax free municipal bonds	42,237	2,481	(59)	44,659
Taxable municipal bonds	6,190	52	(65)	6,177
Trust preferred securities	1,617	248	—	1,865
Mortgage-backed securities:
GNMA	29,990	239	(239)	29,990
FNMA	28,189	266	(152)	28,303
FHLMC	8,113	24	(51)	8,086
Non-Agency CMO	3,828	—	(174)	3,654
AGENCY CMO	19,570	71	(131)	19,510

	$233,429	5,108	(1,360)	237,177

The scheduled maturities of debt securities available for sale at March 31, 2016, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due in one to five years	21,013	21,525
Due in five to ten years	42,557	43,739
Due after ten years	16,294	17,671

	79,864	82,935
Amortizing agency bonds	57,599	59,900
Mortgage-backed securities	94,155	94,994

Total unrestricted securities available for sale	$231,618	$237,829

The scheduled maturities of debt securities available for sale at December 31, 2015, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due in one to five years	17,939	18,304
Due in five to ten years	42,151	42,793
Due after ten years	22,702	24,088

	82,792	85,185
Amortizing agency bonds	60,947	62,449
Mortgage-backed securities	89,690	89,543

Total unrestricted securities available for sale	$233,429	$237,177

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2016, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$6,091	(10)	2,956	(36)	9,047	(46)
Taxable municipals	561	(7)	—	—	561	(7)
Tax free municipals	1,326	(3)	1,313	(12)	2,639	(15)
Mortgage-backed securities:
GNMA	1,688	(24)	5,771	(87)	7,459	(111)
FNMA	5,763	(21)	3,079	(14)	8,842	(35)
FHLMC	2,966	(7)	—	—	2,966	(7)
NON-AGENCY CMOs	—	—	3,520	(237)	3,520	(237)

Total available for sale	$18,395	(72)	16,639	(386)	35,034	(458)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2015, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale
U.S. Treasury securities	$2,000	(1)	—	—	2,000	(1)
U.S. Agency securities	26,499	(203)	16,224	(285)	42,723	(488)
Taxable municipals	2,159	(32)	1,887	(33)	4,046	(65)
Tax free municipals	—	—	3,878	(59)	3,878	(59)
Mortgage-backed securities:
GNMA	10,840	(105)	11,508	(134)	22,348	(239)
FNMA	11,484	(87)	3,036	(65)	14,520	(152)
FHLMC	7,336	(51)	—	—	7,336	(51)
Non-Agency CMOs	—	—	3,654	(174)	3,654	(174)
AGENCY CMOs	9,781	(90)	1,991	(41)	11,772	(131)

Total Available for Sale	$70,099	(569)	42,178	(791)	112,277	(1,360)

At March 31, 2016, securities with a book value of approximately $125.2 million and a market value of approximately $130.5 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $32.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At March 31, 2016, securities with a book and market value of $40.9 million were sold under agreements to repurchase from various customers. Furthermore, the Company has a wholesale repurchase agreement with third party secured by investments with a combined book value of $6.4 million and a market value of $6.5 million. The repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and is currently callable on a quarterly basis by the issuer and has a fixed rate of interest of 4.36%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2016, and December 31, 2015. At March 31, 2016, and December 31, 2015, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$145,936	26.0%	$145,999	26.0%
Second mortgages (closed end)	1,623	0.3%	1,771	0.3%
Home equity lines of credit	32,269	5.8%	33,644	6.0%
Multi-family	29,311	5.2%	24,725	4.4%
Construction	36,074	6.4%	34,878	6.2%
Land	22,138	3.9%	22,453	4.0%
Farmland	41,521	7.4%	42,246	7.5%
Non-residential real estate	148,292	26.4%	149,711	26.6%

Total mortgage loans	457,164	81.4%	455,427	81.0%
Consumer loans	20,764	3.7%	20,324	3.6%
Commercial loans	83,355	14.9%	86,743	15.4%

Total other loans	104,119	18.6%	107,067	19.0%

Total loans, gross	561,283	100.0%	562,494	100.0%

Deferred loan cost, net of income	(393)		(445)
Less allowance for loan losses	(6,163)		(5,700)

Total loans	$554,727		$556,349

The allowance for loan losses totaled $6.2 million at March 31, 2016, $5.7 million at December 31, 2015, and $6.2 million at March 31, 2015, respectively. The ratio of the allowance for loan losses to total loans was 1.10% at March 31, 2016, 1.01% at December 31, 2015, and 1.11% at March 31, 2015. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in Thousands)
One-to-four family mortgages	$198	2,234	1,235
Home equity line of credit	74	48	—
Junior lien	—	—	—
Multi-family	1,926	1,968	—
Land	1,515	1,553	—
Non-residential real estate	28	247	542
Farmland	166	166	—
Consumer loans	—	8	—
Commercial loans	1,122	1,198	347

Total non-accrual loans	$5,029	7,422	2,124

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended March 31, 2016:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2015	2015	2015	2015	2015	3/31/2016
One-to-four family mortgages	$1,030	—	8	(6)	187	1,219
Home equity line of credit	201	—	4	37	(4)	238
Junior liens	8	—	1	—	(1)	8
Multi-family	227	—	—	27	64	318
Construction	377	—	—	74	—	451
Land	1,379	—	—	(106)	40	1,313
Non-residential real estate	1,139	—	—	(55)	(17)	1,067
Farmland	358	—	—	205	—	563
Consumer loans	358	(83)	51	(38)	52	340
Commercial loans	623	—	24	190	(191)	646

	$5,700	(83)	88	328	130	6,163

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2015:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2014	2015	2015	2015	2015	12/31/2015
One-to-four family mortgages	$1,198	(143)	39	(176)	112	1,030
Home equity line of credit	181	(92)	10	20	82	201
Junior liens	14	—	4	(6)	(4)	8
Multi-family	85	—	—	4	138	227
Construction	146	—	—	231	—	377
Land	1,123	(911)	—	850	317	1,379
Non-residential real estate	2,083	(222)	2	(944)	220	1,139
Farmland	461	—	—	500	(603)	358
Consumer loans	494	(298)	118	(123)	167	358
Commercial loans	504	(201)	54	(61)	327	623

	$6,289	(1,867)	227	295	756	5,700

The table below presents past due and non-accrual balances at March 31, 2016, by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$142,092	928	198	102	2,616	—	$145,936
Home equity line of credit	32,002	24	74	23	146	—	32,269
Junior liens	1,573	—	—	34	16	—	1,623
Multi-family	26,278	—	1,926	—	1,107	—	29,311
Construction	36,074	—	—	—	—	—	36,074
Land	11,440	7,248	1,515	40	1,895	—	22,138
Farmland	40,901	48	166	—	406	—	41,521
Non-residential real estate	137,334	137	28	2,737	8,056	—	148,292
Consumer loans	20,457	23	—	—	284	—	20,764
Commercial loans	80,843	333	1,122	311	746	—	83,355

Total	$528,994	8,741	5,029	3,247	15,272	—	$561,283

The table below presents past due and non-accrual balances at December 31, 2015, by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
One-to-four family mortgages	$142,058	671	2,234	41	995	—	$145,999
Home equity line of credit	33,396	79	48	—	121	—	33,644
Junior liens	1,720	—	—	35	16	—	1,771
Multi-family	21,638	6	1,968	—	1,113	—	24,725
Construction	34,878	—	—	—	—	—	34,878
Land	11,047	747	1,553	41	9,065	—	22,453
Non-residential real estate	138,637	228	247	2,489	8,110	—	149,711
Farmland	41,853	64	166	—	163	—	42,246
Consumer loans	20,108	15	8	—	193	—	20,324
Commercial loans	84,272	45	1,198	352	876	—	86,743

Total	$529,607	1,855	7,422	2,958	20,652	—	562,494

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2016, and December 31, 2015, by portfolio segment and based on the impairment method as of March 31, 2016, and December 31, 2015.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
March 31, 2016:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$14	108	319	255	69	$765
Collectively evaluated for impairment	632	1,656	1,629	1,210	271	5,398

Total ending allowance balance	$646	1,764	1,948	1,465	340	$6,163

Loans:
Loans individually evaluated for impairment	$1,868	10,571	11,689	3,050	284	$27,462
Loans collectively evaluated for impairment	81,487	47,641	207,435	176,778	20,480	533,821

Total ending loans balance	$83,355	58,212	219,124	179,828	20,764	$561,283

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
December 31, 2015:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$180	69	272	60	49	$630
Collectively evaluated for impairment	443	1,687	1,452	1,179	309	5,070

Total ending allowance balance	$623	1,756	1,724	1,239	358	$5,700

Loans:
Loans individually evaluated for impairment	$2,074	10,618	11,767	3,414	201	$28,074
Loans collectively evaluated for impairment	84,669	46,713	204,915	178,000	20,123	534,420

Total ending loans balance	$86,743	57,331	216,682	181,414	20,324	$562,494

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

The Company’s annualized net charge off ratios for three month periods ended March 31, 2016, March 31, 2015, and the year ended December 31, 2015, was 0.00%, 0.24% and 0.29%, respectively. The ratios of allowance for loan losses to non-accrual loans at March 31, 2016, March 31, 2015, and December 31, 2015, were 122.54%, 290.51%, and 76.80%, respectively.

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

As a result of this review, management will classify loans based on their credit risk. Additionally, the Company provides a risk grade for all loans past due more than ninety days. The Company uses the following risk definitions for commercial loan risk grades:

Excellent - Loans in this category are to persons or entities of unquestioned financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.

Very Good - These are loans to persons or entities with strong financial condition and above- average liquidity who have previously satisfactorily handled their obligations with the bank. Collateral securing the bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.

Satisfactory - Assets of this grade conform to substantially all the Bank’s underwriting criteria and evidence an average level of credit risk; however, such assets display more susceptibility to economic, technological or political changes since they lack the above average financial strength of credits rated Very Good. Borrower’s repayment capacity is considered to be adequate. Credit is appropriately structured and serviced; payment history is satisfactory.

Acceptable - Assets of this grade conform to most of the Bank’s underwriting criteria and evidence an acceptable, though higher than average, level of credit risk; however, these loans have certain risk characteristics which could adversely affect the borrower’s ability to repay given material adverse trends. Loans in this category require an above average level of servicing and show more reliance on collateral and guaranties to preclude a loss to the Bank should material adverse trends develop. If the borrower is a company, its earnings, liquidity and capitalization are slightly below average when compared to its peers.

Watch - These loans are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity appears limited.

Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the institution’s credit position at some future date. Borrowers may be experiencing adverse operating trends or market conditions. Non- financial reasons for rating a credit exposure Special Mention include, but are not limited to: management problems, pending litigations, ineffective loan agreement and/or inadequate loan documentation, structural weaknesses and/or lack of control over collateral.

Substandard - A substandard asset is inadequately protected by the current sound worth or paying capacity of the debtor or the collateral pledged. There exists one or more well defined weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility the Bank will experience some loss if the deficiencies are not corrected. Generally, the asset is considered collectible as to both principal and interest primarily because of collateral coverage or enterprise value. Generally, the asset is current and marginally secured.

Doubtful - A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the bank’s loan. These loans are in a work-out status and have a defined work-out strategy.

Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The bank takes losses in the period in which they become uncollectible.

The following credit risk standards are assigned to consumer loans.

Satisfactory - All consumer open-end and closed-end retail loans shall have an initial risk grade assigned of 3 - Satisfactory.

Substandard Assets -All consumer open-end and closed-end retail loans past due 90 cumulative days from the contractual date will be classified as 7 - Substandard. If a consumer/retail loan customer files bankruptcy, the loan will be classified as 7 - Substandard regardless of payment history.

Loss Assets - All closed-end retail loans that become past due 120 cumulative days and open-end retail loans that become past due 180 cumulative days from the contractual due date will be charged off as loss assets. The charge off will be taken by the end of the month in which the 120-day or 180-day time period elapses. All losses in retail credit will be recognized when the affiliate becomes aware of the loss, but in no case should the charge off exceed the time frames stated within this policy.

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

At March 31, 2016, December 31, 2015, and March 31, 2015, the Company’s impaired loans totaled $27.5 million, $28.1 million and $31.9 million, respectively. At March 31, 2016, December 31, 2015 and March 31, 2015, the Company’s specific reserve for impaired loans totaled $765,000, $630,000 and $1.8 million respectively. At March 31, 2016, one land loan 30-89 days past due in the amount $7,121 is classified as substandard. A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at March 31, 2016, and December 31, 2015, were as follows:

						Specific	Allowance
						allowance	for
March 31, 2016		Special	Impaired Loans			for	Performing
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Loans
	(Dollars in Thousands)
One-to-four family mortgages	143,020	102	2,814	—	145,936	255	964
Home equity line of credit	32,026	23	220	—	32,269	—	238
Junior liens	1,573	34	16	—	1,623	—	8
Multi-family	26,278	—	3,033	—	29,311	201	116
Construction	36,074	—	—	—	36,074	—	451
Land	11,527	40	10,571	—	22,138	108	1,205
Non-residential real estate	137,471	2,737	8,084	—	148,292	118	949
Farmland	40,949	—	572	—	41,521	—	564
Consumer loans	20,480	—	284	—	20,764	69	271
Commercial loans	81,176	311	1,868	—	83,355	14	632

Total	530,574	3,247	27,462	—	561,283	765	5,398

December 31, 2015		Special	Impaired Loans			Specific Allowance for	Allowance for Loans not
	Pass	Mention	Substandard	Doubtful	Total	Impairment	Impaired
One-to-four family mortgages	$142,729	41	3,229	—	145,999	60	970
Home equity line of credit	33,475	—	169	—	33,644	—	201
Junior lien	1,720	35	16	—	1,771	—	8
Multi-family	21,644	—	3,081	—	24,725	138	89
Construction	34,878	—	—	—	34,878	—	377
Land	11,794	41	10,618	—	22,453	69	1,310
Non-residential real estate	138,865	2,489	8,357	—	149,711	134	1,005
Farmland	41,917	—	329	—	42,246	—	358
Consumer loans	20,123	—	201	—	20,324	49	309
Commercial loans	84,317	352	2,074	—	86,743	180	443

Total	$531,462	2,958	28,074	—	562,494	630	5,070

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2016, were as follows:

				For the three month period ended
	At March 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no recorded reserve
One-to-four family mortgages	$1,561	1,561	—	2,526	20
Home equity line of credit	220	220	—	169	2
Junior liens	16	16	—	16	—
Multi-family	2,102	2,102	—	2,128	27
Construction	—	—	—	—	—
Land	9,999	10,956	—	9,995	1
Farmland	572	572	—	3,985	—
Non-residential real estate	7,371	7,371	—	3,850	110
Consumer loans	8	8	—	7	—
Commercial loans	1,084	1,084	—	1,179	15

Total	22,933	23,890	—	23,855	175

Impaired loans with a specific allowance:
One-to-four family mortgages	1,253	1,253	255	978	20
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	931	931	201	942	19
Construction	—	—	—	—	—
Land	572	572	108	640	10
Farmland	—	—	—	—	—
Non-residential real estate	713	713	118	715	8
Consumer loans	276	276	69	236	—
Commercial loans	784	784	14	792	8

Total	4,529	4,529	765	4,303	65

Total impaired loans	$27,462	28,419	765	28,158	240

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2015, were as follows:

				For the year ended
	At December 31, 2015			December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no specific allowance
One-to-four family mortgages	$2,526	2,526	—	2,389	80
Home equity line of credit	169	169	—	457	7
Junior liens	16	16	—	17	1
Multi-family	2,128	2,128	—	2,797	126
Construction	—	—	—	—	—
Land	10,038	10,998	—	8,520	671
Non-residential real estate	7,640	7,640	—	283	404
Farmland	329	329	—	7,774	19
Consumer loans	5	5	—	3	—
Commercial loans	1,274	1,274	—	1,599	73

Total	24,125	25,085	—	23,839	1,381

Impaired loans with a specific allowance
One-to-four family mortgages	$703	703	60	709	40
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	953	953	138	318	17
Construction	—	—	—	—	—
Land	580	580	69	1,707	46
Non-residential real estate	717	717	134	836	28
Farmland	—	—	—	—	—
Consumer loans	196	196	49	194	—
Commercial loans	800	800	180	514	15

Total	3,949	3,949	630	4,278	146

Total impaired loans	$28,074	29,034	630	28,117	1,527

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

At December 31, 2015, the Company had eight loans, representing two lending relationships, classified as performing TDR’s. During the three month period ended March 31, 2016, the Company added four loans to TDR status, representing one additional lending relationship, as a performing TDR. The loans added to TDR classification are paying interest only for one year while the customer markets the collateral for sale. A summary of the activity in loans classified as TDRs for the three month period ended March 31, 2016, is as follows:

	Balance at 12/31/15	New TDR	Loss or Foreclosure	Loan Amortization	Removed from (Taken to) Non-accrual	Balance at 3/31/16
	(Dollars in Thousands)
Multi-family real estate	—	816	—	—	—	816
Non-residential real estate	$5,536	228	—	(36)	—	$5,728

Total performing TDR	$5,536	1,044	—	(36)	—	$6,544

A summary of the activity in loans classified as TDRs for the twelve month period ended December 31, 2015, is as follows:

	Balance at 12/31/14	New TDR	Loss or Foreclosure	Loan Amortization	Removed from (Taken to) Non-accrual	Balance at 12/31/15
	(Dollars in Thousands)
Non-residential real estate	$3,284	2,265	—	(13)	—	$5,536

Total performing TDR	$3,284	2,265	—	(13)	—	$5,536

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At March 31, 2016, December 31, 2015, and March 31, 2015, the Company had balances in other real estate and assets owned and non-accrual loans consisting of the following:

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in Thousands)
One-to-four family mortgages	$55	55	175
Land	943	943	1,768
Non-residential real estate	459	738	409

Total other assets owned	$1,457	1,736	2,352

Total non-accrual loans	$5,029	7,422	2,124

Total non-performing assets	$6,486	9,158	4,476

Non-performing assets /Average assets	0.73%	1.02%	0.50%

The following is a summary of the activity in the Company’s real estate and other assets owned for the three month period ending March 31, 2016:

		Activity During 2016
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2015	Foreclosures	Proceeds	in Values	on Sale	3/31/2016
	(Dollars in Thousands)
One-to-four family mortgages	$55	—	—	—	—	$55
Land	943	—	—	—	—	943
Non-residential real estate	738	—	(270)	—	(9)	459
Consumer	—	12	(12)	—	—	—

Total	$1,736	12	(282)	—	(9)	$1,457

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2015:

	Activity During 2015
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2014	Foreclosures	Proceeds	in Values	on Sale	12/31/2015
	(Dollars in Thousands)
One-to-four family mortgages	$159	105	(194)	—	(15)	$55
Land	1,768	—	(124)	—	(701)	943
Non-residential real estate	—	738	—	—	—	738

Total	$1,927	843	(318)	—	(716)	$1,736

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At	At
	March 31, 2016	December 31, 2015
Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—
Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statements of Income

	Three Month Periods
	Ended March 31,
	2016	2015
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$97	85

Net income	$97	85

Summary Statement of Stockholders’ Equity

	Trust			Total
	Preferred	Common	Retained	Stockholders’
	Securities	Stock	Earnings	Equity
Beginning balances, December 31, 2015	$10,000	310	—	10,310
Net income	—	—	97	97
Dividends:
Trust preferred securities	—	—	(94)	(94)
Common paid to HopFed Bancorp, Inc.	—	—	(3)	(3)

Ending balances, March 31, 2016	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at March 31, 2016, are summarized below:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$237,829	2,005	233,850	1,974

The assets and liabilities measured at fair value on a recurring basis at December 31, 2015, are summarized below

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$237,177	2,000	233,312	1,865

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2016:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	3/ 31/ 2016	(Level 1)	(Level 2)	(Level 3)
(Dollars in Thousands)
Assets
Other real estate and other assets owned	$1,457	—	—	$1,457
Impaired loans, net of reserve of $765	$3,764	—	—	$3,764

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2015:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
(Dollars in Thousands)
Assets
Other real estate and other assets owned	$1,736	—	—	$1,736
Impaired loans, net of reserve of $630	$3,319	—	—	$3,319

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the three month periods ended March 31, 2016, and March 31, 2015, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2016		2015
Three month period ended March 31,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,865	—	1,489	—
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at March 31,	105	—	306	—
Accretion of previous discounted amounts	4		4
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, March 31,	$1,974	—	1,799	—

The estimated fair values of financial instruments were as follows at March 31, 2016:

				Using
			Quoted Prices	Significant
			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$27,393	27,393	$27,393	—	—
Interest-earning deposits	14,798	14,798	14,798	—	—
Securities available for sale	237,829	237,829	2,005	233,850	1,974
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	1,339	1,339	—	1,339	—
Loans receivable	554,727	550,201	—	—	550,201
Accrued interest receivable	3,871	3,871	—	3,871	—
Financial liabilities:
Deposits	724,953	711,263	—	711,263	—
Advances from borrowers for taxes and insurance	754	754	—	754	—
Advances from Federal Home Loan Bank	11,000	10,976	—	10,976	—
Repurchase agreements	46,940	47,043	—	47,043	—
Subordinated debentures	10,310	10,099	—	—	10,099

The estimated fair values of financial instruments were as follows at December 31, 2015:

				Using
			Quoted Prices	Significant
			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$46,926	46,926	$46,926	—	—
Interest-earning deposits	7,772	7,772	7,772	—	—
Securities available for sale	237,177	237,177	2,000	233,312	1,865
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	2,792	2,792	—	2,792	—
Loans receivable	556,349	552,981	—	—	552,981
Accrued interest receivable	4,139	4,139	—	4,139	—
Financial liabilities:
Deposits	739,406	724,877	—	724,877	—
Advances from borrowers for taxes and insurance	614	614	—	614	—
Advances from Federal Home Loan Bank	15,000	14,985	—	14,985	—
Repurchase agreements	45,770	45,931	—	45,931	—
Subordinated debentures	10,310	10,099	—	—	10,099

(9)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for the Company beginning January 1, 2016, though early adoption is permitted. The implementation of ASU 2015-01 did not have a significant impact on the Company’s Consolidated Financial Statements.

ASU No. 2015-02, “Amendments to the Consolidation Analysis.”This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 was effective for interim and annual reporting periods beginning after December 15, 2015. The provisions of ASU No. 2015-02 did not have a material impact on the Company’s Consolidated Financial Statements.

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

On June 12, 2014, the FASB issued ASU 2014-11, which makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. ASU 2014-11 also amends ASC 860 to clarify that repos and securities lending transactions that do not meet all of the de-recognition criteria in ASC 860-10-40-5 should be accounted for as secured borrowings. In addition, the ASU provides examples of repurchase and securities lending arrangements that illustrate whether a transferor has maintained effective control over the transferred financial assets. For public business entities, the accounting changes were effective beginning after January 1, 2015. The implementation of ASU 2014-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance in this update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance is intended to reduce complexity in financial reporting. The elimination of the restatement requirement should simplify financial reporting for many entities. However, recognizing the entire impact of a measurement period adjustment in a single reporting period may introduce earnings volatility and reduce comparability between periods when the adjustments are material. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted for financial statements that have not been issued. The implementation of ASU 2015-16 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU became effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company’s implementation of ASU 2014-04 did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.”ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 was effective on January 1, 2016, and did not have a significant impact on the Company’s Consolidated Financial Statements.

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 did not have a significant impact on the Company’s Consolidated Financial Statements.

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective on January 1, 2018, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective on January 1, 2016, and did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

In March 2016, the FASB issued an update (ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments) which clarifies that an assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence in ASC 815-15-25-42. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-07, Investments-Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting) which will eliminate the requirement to retrospectively apply the equity method when an investment that had been accounted for utilizing another method qualifies for use of the equity method. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate this update will have a material impact on its Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(10)	INCOME TAXES

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

(11)	OTHER ASSETS

The Company has invested in two flow-through limited liability entities that manage and invest in affordable housing projects that qualify for historic, low-income and elderly housing tax credits. At March 31, 2016, the Company’s total investment in each entity was $118,000 and $923,000, respectively. The Company has no future capital commitments to either entity. The expenses recognized in net income for these investments for the three-month periods below include:

For the Three Months Ended March 31,
2016	2015
$55	$55
—	$24

(12)	ESOP

All Company employees participate in the 2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”). The ESOP purchased 600,000 shares of the Company’s common stock from the Company on March 2, 2015, at $13.14 per share. The ESOP borrowed $7.9 million from an open-end line of credit from the Company for the purchase of the stock, using the 600,000 shares of common stock as collateral. The Company makes discretionary contributions to the ESOP. The ESOP utilizes these contributions along with the dividends on the 600,000 held by the ESOP to repay the loan from the Company. When loan payments are made, ESOP shares are released based on reduction in the principal balance of the loan. The shares are allocated to participants based on relative compensation. Employees who are not employed at the December 31st of each year are not eligible for participation in the ESOP. The Company anticipates that loan payments will be made at the end of each year. Participants receive shares at the end of employment. The Company has the option to repurchase the shares or provide the shares directly to the employee.

The Company made its first ESOP loan payment in December 2015. In January 2016, the ESOP and Company revised the loan to the ESOP converting the loan to a closed end note with total payments of approximately $780,000 per year for a term of eleven year. At March 31, 2016, the Company’s accrued liability for the loan payment is $195,000. At March 31, 2016, shares held by the ESOP were as follows:

Accrued to allocation to participants	10,742
Earned ESOP shares	53,587
Unearned ESOP shares	535,671

Total ESOP shares	600,000

Fair value of unearned shares	$6,256,637

(13)	COMMITMENTS AND CONTINGENCIES

At March 31, 2016, the Bank had $22.4 million in outstanding commitments to originate loans and undisbursed commitments on loans outstanding of $114.2 million. Management believes that the Bank’s sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits scheduled to mature in one year or less from March 31, 2016, totaled $133.2 million. At March 31, 2016, the Company has $28.3 million in times deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year and $44.4 million in time deposits greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2016, the Bank has pledged all eligible 1-4 family first mortgages.

At March 31, 2016, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$69
Unused home equity lines of credit	$30,307
Unused commercial lines of credit	$55,315
Unused unsecured personal lines of credit	$28,537
Unfunded commitments on commercial loans	$22,439

At March 31, 2016, the Bank had $53.1 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8 million unsecured overnight borrowing capacity from a correspondent bank.

Outstanding Balance	Rate	Maturity
(Dollars in Thousands)
$5,000	0.88%	10/06/2017
6,000	1.18%	07/06/2018

$11,000	1.04%

(14)	REGULATORY MATTERS

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

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. The Board of Directors and senior management are required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management’s policies. The FDIC has adopted all guidelines applicable to state nonmember banks in each case. At March 31, 2016, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at March 31, 2016:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Common Equity Tier 1 Ratio	$94,670	16.76%	$91,913	16.36%
Tier 1 leverage ratio	$94,670	10.75%	$91,913	10.46%
Tier 1 risk-based capital ratio	$94,670	16.76%	$91,913	16.36%
Total risk based capital ratio	$100,832	17.85%	$98,076	17.45%

(15)	SUBSEQUENT EVENT

On May 3, 2016, Your Community Bankshares, Inc. (Nasdaq “YCB”) announced an agreement to be purchased by WesBanco, Inc. (Nasdaq “WSBC”). At March 31, 2016, the Company owns a trust preferred security with a market value of $2.0 million that was originally issued to First Financial Services Corporation (“FFKY”). FFKY was acquired by YCB in January 2015 and YCB assumed the liability of the trust preferred, bring all past due interest payments current. The Company has not yet determined how the proposed transaction of YCB and WSBC will affect the value of our trust preferred investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of March 31, 2016, and December 31, 2015, and for the three month periods ended March 31, 2016, and March 31, 2015, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2015 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at March 31, 2016, and December 31, 2015

At March 31, 2016, total assets declined $17.4 million, to $885.8 million as compared to $903.2 million at December 31, 2015, largely due to lower levels of time deposits and cash on hand. Securities available for sale increased from $237.2 million at December 31, 2015, to $237.8 million at March 31, 2016. At March 31, 2016, and December 31, 2015, securities classified as “available for sale” had an amortized cost of $231.6 million and $233.4 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost were $4.4 million at December 31, 2015, and March 31, 2016. Total FHLB borrowings were $11.0 million at March 31, 2016, as compared to $15.0 million at December 31, 2015. Total repurchase balances increased from $45.8 million at December 31, 2015, to $46.9 million at March 31, 2016. Net loans totaled $554.7 million and $556.3 million at March 31, 2016, and December 31, 2015, respectively.

At March 31, 2016, deposits declined to $14.4 million from $739.4 million at December 31, 2015, to $725.0 million at March 31, 2016. At March 31, 2016, non-interest checking account balances are $127.1 million, or 17.5% of total deposits as compared to $125.1 million, or 16.9% of total deposits at December 31, 2015. For the period ended March 31, 2016, interest bearing checking accounts increased by $13.0 million as compared to December 31, 2015. At March 31, 2016, time deposits were $285.2 million, representing a $29.5 million decline as compared to December 31, 2015. The average cost of all deposits during the three month periods ended March 31, 2016, December 31, 2015, and March 31, 2015, was 0.60%, 0.69% and 0.69%, respectively. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2016 and 2015.

Net Income. The Company’s net income was $509,000 for the three month period ended March 31, 2016, as compared to net income of $1.4 million for the three month period ended March 31, 2015. For the three month period ended March 31, 2015, net income was largely influenced by a $830,000 recovery on a previously non-accrual investment in First Financial Services Corporation (“FFKY”) upon its sale in January 2015 to Your Community Bank of Indiana (“YCB”).

Net Interest Income. Net interest income for the three month period ended March 31, 2016, was $6.7 million, compared to $7.6 million for the three month period ended March 31, 2015. The decrease in net interest income for the three months ended March 31, 2016, as compared to March 31, 2015, was largely due to the collection of past due investment income.

For the three months ended March 31, 2016, the average yield on loans was 4.62%, as compared to 4.65% for the three month period ended March 31, 2015. For the three month period ended March 31, 2016, and March 31, 2015, income on taxable securities was $1.2 million and $2.4 million, respectively. For the three month period ending March 31, 2016, the tax equivalent yield on taxable and tax free securities were 2.52% and 5.01%, respectively, as compared to 4.44% and 4.70% for the three-month period ended March 31, 2015, respectively. Excluding the recovery of past due in interest in the three month period ended March 31, 2015, the Company’s yield on taxable investment securities would have been 2.94% for the three month period ended March 31, 2015.

For the three month periods ended March 31, 2016, and March 31, 2015, the Company’s cost of interest bearing liabilities was 0.83% and 0.94%, respectively. The lower cost of interest bearing liabilities was largely the result of the maturity of $64.4 million in long term retail time deposits bearing an annualized cost of 2.52%. As a result of these maturities, the average cost of retail time deposits declined from 1.16% for the three month period ended March 31, 2015, to 0.97% for the three month period ended March 31, 2106. At March 31, 2016, and March 31, 2015, the Company’s net interest margin was 3.39% and 3.78%, respectively. For the three month period ended March 31, 2015, the receipt of past due interest added 0.40% to the Company’s net interest margin.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended March 31, 2016, and March 31, 2015. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $174,000 for March 31, 2016, and $224,000 for March 31, 2015, for a tax equivalent rate using a cost of funds rate of 0.83% for March 31, 2016, and 0.95% for March 31, 2015. The table adjusts tax-free loan income by $5,000 for March 31, 2016, and $1,000 for March 31, 2015, respectively, for a tax equivalent rate using the same cost of funds rate (Table Amounts in Thousands, Except Percentages):

	Average	Income &	Average	Average	Income &	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	03/31/2016	03/31/2016	03/31/2016	03/31/2015	03/31/2015	03/31/2015
Loans	$560,544	$6,470	4.62%	$541,097	$6,291	4.65%
Investments AFS taxable	197,761	1,247	2.52%	220,302	2,448	4.44%
Investments AFS tax free	42,098	527	5.01%	57,628	677	4.70%
Interest earning deposits	9,491	16	0.67%	5,984	4	0.27%

Total interest earning assets	809,894	8,260	4.08%	825,011	9,420	4.57%

Other assets	85,874			77,419

Total assets	$895,768			$902,430

Retail time deposits	$264,308	640	0.97%	$292,401	845	1.16%
Brokered deposits	35,986	99	1.10%	35,358	96	1.09%
Interest bearing checking accounts	213,336	311	0.58%	191,604	269	0.56%
MMDA and savings accounts	97,391	45	0.18%	99,701	50	0.20%
FHLB borrowings	13,593	73	2.15%	23,167	69	1.19%
Repurchase agreements	43,744	143	1.31%	42,525	120	1.13%
Subordinated debentures	10,310	94	3.65%	10,310	184	7.14%

Total interest bearing liabilities	678,668	1,405	0.83%	695,066	1,633	0.94%

Non-interest bearing deposits	122,926			111,869
Other non-interest bearing liabilities	4,706			2,778
Stockholders’ equity	89,468			92,717

Total liabilities and stockholders’ equity	$895,768			$902,430

Net change in interest earning assets and interest bearing liabilities		$6,855			$7,787

Interest rate spread			3.25%			3.63%

Net interest margin		3.39%			3.78%

Interest Income. For the three month periods ended March 31, 2016, and March 31, 2015, the Company’s total interest income was $8.1 million and $9.2 million, respectively. For the three month period ended March 31, 2016, and March 31, 2015, interest income on loans was $6.5 million and $6.3 million, respectively. The average balance of loans receivable increased from $541.1 million for the three month period ended March 31, 2015, to $560.5 million for the three month period ended March 31, 2016. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 118.70% for the three months ended March 31, 2015, to 119.34% for the three months ended March 31, 2016.

Interest Expense. Interest expense declined $228,000 for the three month period ended March 31, 2016, as compared to the three month period ended March 31, 2015. For the three month period ending March 31, 2016, the Company’s interest expense on FHLB advances was $73,000, compared to $69,000 for the three month period ended March 31, 2015. The average cost of FHLB borrowings were 1.19% for the three months ended March 31, 2015, and 2.15% for the three months ended March 31, 2016.

For the three month period ended March 31, 2016, the average balance of interest bearing retail time deposits declined $28.1 million to $264.3 million, as compared to $292.4 million for the three month period ended March 31, 2015. The average cost of retail time deposits for the three month periods ended March 31, 2016, and March 31, 2015, was 0.97% and 1.16%, respectively.

The average balance cost of brokered deposits increased from 1.09% for the three months ended March 31, 2015, to 1.10% for the three months ended March 31, 2016. Over the same period, the average balance of brokered deposits increased $628,000, to $36.0 million, for the three month period ended March 31, 2016, as compared to the three month period ended March 31, 2015. For the three month period ended March 31, 2016, the Company’s total cost of deposits was 0.60% as compared to 0.69% for the three month period ended March 31, 2015.

The average balance of repurchase agreements increased from $42.5 million for the three months ended March 31, 2015, to $43.7 million for the three month period ended March 31, 2016. The average cost of repurchase agreements was 1.13% for the three months ended March 31, 2015, and 1.31% for the three month period ended March 31, 2016. The increase in the cost of repurchase agreements is due to the fact that many are indexed to the Federal Funds rate.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $458,000 in provision for loan loss was required for the three month period ended March 31, 2016, compared to a $215,000 provision for loan loss expense for the three month period ended March 31, 2015.

Non-Interest Income. There was a $107,000 increase in non-interest income in the three month period ended March 31, 2016, as compared to the three month period ended March 31, 2015. For the three month period ended March 31, 2016, the Company earned $368,000 in mortgage origination income as compared to $177,000 during the three month period ended March 31, 2015. The Company’s income for services charges was $677,000 for the three month period ended March 31, 2016, compared to $714,000 for the same period in 2015. Likewise, the Company’s financial services commission declined from $159,000 for the three month period ended March 31, 2015, to $133,000 for the three month period ended March 31, 2016. For the three month period ended March 31, 2016, gains on the sale of securities were $291,000, as compared to $366,000 for the three month period ended March 31, 2015.

Non-Interest Expenses. There was a $213,000 increase in total non-interest expenses in the three-month period ended March 31, 2016, as compared to the three month period ended March 31, 2015. The most significant change in non-interest expenses was a $301,000 increase in other operating expenses. For the three month period ended March 31, 2016, salaries and benefit expenses were $4.0 million, a reduction of $196,000 as compared to the three month period ended March 31, 2015.

Income Taxes. The effective tax rate for the three-month periods ending March 31, 2016, was 8.3% due to the lower level of taxable net interest income. For the three month period ended March 31, 2015, the Company’s taxable net income effective rate was 24.3% due to higher levels of taxable gross income resulting from the recovery of non-accrual taxable interest on securities.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on page 48 that provides the yields and cost of assets and liabilities.

At March 31, 2016, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date
7/22/2013	0.80%	2,000,000	7/22/2016
10/16/2015	0.40%	3,795,000	8/16/2016
8/6/2014	0.75%	2,842,000	10/06/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
1/15/2016	0.75%	3,077,000	12/15/2016
7/9/2012	1.05%	1,446,000	1/9/2017	(1)
1/9/2015	1.00%	2,077,000	4/9/2017
1/15/2016	1.00%	2,028,000	5/15/2017
10/16/2015	0.85%	4,042,000	7/16/2017
7/27/2015	1.00%	1,500,000	7/27/2017	(1)
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018

Total		$32,971,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2016, will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at March 31, 2016, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at March 31, 2016 for the twelve month period ending March 31, 2017, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)
Net interest income	$26,019	$27,709	$28,911	$29,996	$30,689

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2016.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2016, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2016, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

N/A

(b)	Use of Proceeds. Not applicable

(c)	Repurchase of Equity Securities

			Total number	Maximum
			of shares	Number of
			Purchased	Shares that
	Total		as part of	Yet may be
	Number of	Average	Publically	Purchased Under
	Shares	Price Paid	Announced	the Program at
Period	Purchased	Per Share	Programs	the end of the period
January 1, 2016, to January 31, 2016	33,397	$12.16	1,719,285	219,401
February 1, 2016, to February 29, 2016	238	$11.28	1,719,523	219,163
March 1, 2016, to March 31, 2016	42,022	$11.73	1,761,545	177,141

Total	75,657	$11.92	1,761,545	177,141

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three month period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2016 and March 31, 2015 (unaudited), (iii) Consolidated Condensed Statement of Comprehensive Income for the three-month periods ended March 31, 2016, and March 31, 2015 (unaudited), (iv) Consolidated Condensed Statement of Stockholders’ Equity, for the three-month periods ended March 31, 2016, and March 31, 2015 (unaudited); and (v) Condensed Consolidated Statements of Cash Flows, for the three-month periods ended March 31, 2016 and March 31, 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 10, 2016	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 10, 2016	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer