Form 10-Q
period 2016-06-30
HOPFED BANCORP INC
filed 2016-08-09
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 6, 2016, the Registrant had outstanding 6,739,108 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION		PAGE

The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1.	Financial Statements

	Consolidated Condensed Statements of Financial Condition as of June 30, 2016 (unaudited) and December 31, 2015	2

	Consolidated Condensed Statements of Income (Loss) for the Three and Six Month Periods Ended June 30, 2016, and June 30, 2015 (unaudited)	4

	Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 30, 2016, and June 30, 2015 (unaudited)	6

	Consolidated Condensed Statement of Stockholders’ Equity for the Six-Month Periods Ended June 30, 2015, and June 30, 2016 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the Six-Month Periods Ended June 30, 2016, and June 30, 2015 (unaudited)	9

	Notes to Unaudited Consolidated Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	53

Item 6.	Exhibits	53

SIGNATURES		53

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$14,826	46,926
Interest-earning deposits	3,545	7,772

Cash and cash equivalents	18,371	54,698
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	232,585	237,177
Loans held for sale	1,637	2,792
Loans receivable, net of allowance for loan losses of $6,524 at June 30, 2016, and $5,700 at December 31, 2015	560,759	556,349
Accrued interest receivable	3,781	4,139
Real estate and other assets owned	772	1,736
Bank owned life insurance	10,480	10,319
Premises and equipment, net	23,730	24,034
Deferred tax assets	1,615	2,642
Other assets	3,585	4,840

Total assets	$861,743	903,154

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$121,852	125,070
Interest-bearing accounts:
Interest bearing checking accounts	190,593	203,779
Savings and money market accounts	100,772	95,893
Other time deposits	286,410	314,664

Total deposits	699,627	739,406
Advances from Federal Home Loan Bank	11,000	15,000
Repurchase agreements	47,582	45,770
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,167	614
Dividends payable	285	287
Accrued expenses and other liabilities	2,820	4,137

Total liabilities	772,791	815,524

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at June 30, 2016, and December 31, 2015.	—	—
Common stock, par value $0.01 per share; authorized 15,000,000 shares; 7,962,522 issued and 6,738,416 outstanding at June 30, 2016, and 7,951,699 issued and 6,865,811 outstanding at December 31, 2015	80	79
Additional paid-in-capital	58,648	58,604
Retained earnings	47,438	47,124
Treasury stock- common (at cost, 1,224,106 shares at June 30, 2016, and 1,085,888 shares at December 31, 2015)	(15,095)	(13,471)
Unallocated ESOP shares (at cost, 524,929 shares at June 30, 2016, and 546,413 shares at December 31, 2015)	(6,898)	(7,180)
Accumulated other comprehensive income, net of taxes	4,779	2,474

Total stockholders’ equity	88,952	87,630

Total liabilities and stockholders’ equity	$861,743	903,154

The consolidated condensed statement of financial condition at December 31, 2015, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$6,141	6,231	12,606	12,521
Securities available for sale - taxable	1,198	1,268	2,445	3,716
Securities available for sale - nontaxable	340	416	693	869
Interest-earning deposits	12	4	28	8

Total interest income	7,691	7,919	15,772	17,114

Interest expense:
Deposits	1,007	1,245	2,102	2,505
Advances from Federal Home Loan Bank	28	66	101	135
Repurchase agreements	139	118	282	238
Subordinated debentures	94	183	188	367

Total interest expense	1,268	1,612	2,673	3,245

Net interest income	6,423	6,307	13,099	13,869
Provision for loan losses	465	270	923	485

Net interest income after
provision for loan losses	5,958	6,037	12,176	13,384

Non-interest income:
Service charges	698	720	1,375	1,434
Merchant card income	314	286	605	556
Mortgage origination revenue	435	343	803	520
Gain on sale of securities	52	83	343	449
Income from bank owned life insurance	77	73	161	144
Financial services commission	191	194	324	353
Other operating income	203	169	379	325

Total non-interest income	1,970	1,868	3,990	3,781

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income (Loss), Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2016	2015	2016	2015
Non-interest expenses:
Salaries and benefits	$3,901	4,004	7,889	8,188
Occupancy	801	752	1,588	1,490
Data processing	704	701	1,431	1,393
State deposit tax	247	251	495	499
Intangible amortization	—	16	—	32
Professional services	305	468	640	797
Deposit insurance and examination	159	151	332	268
Advertising	371	340	691	646
Postage and communications	172	134	327	266
Supplies	159	111	308	257
Loss (gain) on real estate owned	(1)	741	8	734
Real estate owned	202	67	261	204
Other operating	589	498	1,322	930

Total non-interest expense	7,609	8,234	15,292	15,704

Income (loss) before income tax	319	(329)	874	1,461
Income tax expense (benefit)	15	(212)	61	223

Net income (loss)	$304	(117)	813	1,238

Net income (loss) per share:
Basic	$0.05	($0.02)	$0.13	$0.19

Diluted	$0.05	($0.02)	$0.13	$0.19

Dividend per share	$0.04	$0.04	$0.08	$0.08

Weighted average shares outstanding - basic	6,232,457	6,425,687	6,265,106	6,588,845

Weighted average shares outstanding - diluted	6,232,457	6,425,687	6,265,106	6,588,845

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the three month Periods Ended June 30,		For the six month Periods Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$304	(117)	813	1,238
Other comprehensive income, net of tax:
Unrealized gain on previously impaired investment securities, net of taxes of ($37) and ($104) for the six month periods ended June 30, 2016, and June 30, 2015, respectively.	—	—	72	202
Unrealized gain (loss) on non other than temporary impaired securities, net of taxes of ($368) and $907 for the three month periods ended June 30, 2016, and June 30, 2015, respectively; and ($1,267) and $379 for the six month periods ended June 30, 2016, and June 30, 2015, respectively.	714	(1,761)	2,459	(736)
Unrealized gain on derivatives, net of taxes of ($32) and ($65) for the three and six month periods ended June 30, 2015.	—	63	—	127
Reclassification adjustment for gains and accretion included in net income, net of taxes of $18 and $28 for three month periods ended June 30, 2016, and June 30, 2015, respectively; and $117 and $153 for the six month periods ended June 30, 2016, and June 30, 2015, respectively.	(34)	(54)	(226)	(296)

Total other comprehensive income (loss)	680	(1,752)	2,305	(703)

Comprehensive income (loss)	$984	(1,869)	3,118	535

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2015

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
	Shares		Additional		Treasury	Unearned	Other	Total
	Common	Common	Capital	Retained	Stock	ESOP	Comprehensive	Stockholders
	Stock	Stock	Surplus	Earnings	Common	Shares	Income	Equity
Balance at December 31, 2014	7,171,282	$79	58,466	45,729	(9,429)	—	3,557	98,402
Consolidated net income	—	—	—	1,238	—	—	—	1,238
Issue of restricted stock	771	—	—	—	—	—	—	—
Purchase of treasury stock	(794,808)	—	—	—	(10,614)	—	—	(10,614)
Treasury stock reissued	600,000	—	—	—	7,884	(7,884)	—	—
Change in price of ESOP shares	—	—	(12)	—	—	—	—	(12)
ESOP shares committed to release	—	—	—	—	—	359	—	359
Compensation expense, restricted stock awards	—	—	98	—	—	—	—	98
Net change in unrealized loss on derivatives, net of income taxes of ($65)	—	—	—	—	—	—	127	127
Net change in unrealized gain on securities available for sale, net of income taxes of $428	—	—	—	—	—	—	(830)	(830)
Cash dividend to common stockholders	—	—	—	(512)	—	—	—	(512)

Balance June 30, 2015	6,977,245	$79	58,552	46,455	(12,159)	(7,525)	2,854	88,256

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2016

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
	Shares		Additional		Treasury	Unearned	Other	Total
	Common	Common	Capital	Retained	Stock	ESOP	Comprehensive	Stockholders
	Stock	Stock	Surplus	Earnings	Common	Shares	Income	Equity
Balance at December 31, 2015	6,865,811	$79	58,604	47,124	(13,471)	(7,180)	2,474	87,630
Consolidated net income	—	—	—	813	—	—	—	813
Issue of restricted stock	11,486	1	—	—	—	—	—	1
Purchases of treasury stock	(138,218)	—	—	—	(1,624)	—	—	(1,624)
ESOP shares earned	—	—	(34)	—	—	282	—	248
Forfeited restricted stock	(663)	—	—	—	—	—	—	—
Compensation expense, restricted stock awards	—	—	78	—	—	—	—	78
Net change in unrealized gain on securities available for sale, net of income taxes of ($1,187)	—	—	—	—	—	—	2,305	2,305
Cash dividend to common stockholders	—	—	—	(499)	—	—	—	(499)

Balance June 30, 2016	6,738,416	$80	58,648	47,438	(15,095)	(6,898)	4,779	88,952

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Periods Ended June 30,
	2016	2015
Cash flows from operating activities:
Net cash provided by operating activities	$4,300	$2,306
Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	27,615	80,197
Purchase of securities available for sale	(19,952)	(25,989)
Net (increase) decrease in loans	(5,619)	(16,874)
Proceeds from sale of foreclosed assets	1,242	240
Purchase of premises and equipment	(376)	(1,842)

Net cash provided by investing activities	2,910	35,732

Cash flows from financing activities:
Net decrease in demand deposits	(11,525)	(2,655)
Net decrease in time and other deposits	(28,254)	(11,134)
Increase in advances from borrowers for taxes and insurance	553	279
Advances from Federal Home Loan Bank	—	15,000
Repayment of advances from Federal Home Loan Bank	(4,000)	(40,000)
Net increase (decrease) in repurchase agreements	1,812	(9,134)
Cash used to repurchase treasury stock	(1,624)	(10,614)
Dividends paid on common stock	(499)	(536)

Net cash used in financing activities	(43,537)	(58,794)

Decrease in cash and cash equivalents	(36,327)	(20,756)
Cash and cash equivalents, beginning of period	54,698	40,439

Cash and cash equivalents, end of period	$18,371	$19,683

Supplemental disclosures of cash flow information:
Interest paid	$2,772	$3,279

Income taxes paid	—	$55

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$449	$1,357

Foreclosures and in substance foreclosures of loans during period	$286	$843

Net unrealized gains (losses) on investment securities classified as available for sale	$3,493	($1,258)

Increase (decrease) in deferred tax asset related to unrealized gains on investments	($1,187)	$428

Dividends declared and payable	$286	$296

Issue of common stock to ESOP	$—	$7,884

Issue of restricted common stock	$135	—

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended June 30, 2016, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2016.

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

The following schedule reconciles the numerators and denominators of the basic and diluted income (loss) per share (“IPS”) computations for the three and six month periods ended June 30, 2016, and June 30, 2015. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options and warrants outstanding. For the three and six month periods ended June 30, 2016, and June 30, 2015, the Company has excluded all unearned shares held by the ESOP.

	For the three month period Ended June 30,
	2016	2015
Basic IPS:
Net income (loss)	$304,000	($117,000)
Average common shares outstanding	6,232,457	6,425,687

Net income (loss) per share	$0.05	($0.02)

Diluted IPS:
Net income (loss)	$304,000	($117,000)
Average common shares outstanding	6,232,457	6,425,687

Dilutive effect of stock options	—	—
Average diluted shares outstanding	6,232,457	6,425,687

Net income (loss) per share, diluted	$0.05	($0.02)

	For the six month period Ended June 30,
	2016	2015
Basic IPS:
Net income	$813,000	$1,238,000
Average common shares outstanding	6,265,106	6,588,845

Net income per share	$0.13	$0.19

Diluted IPS:
Net income	$813,000	$1,238,000
Average common shares outstanding	6,265,106	6,588,845

Dilutive effect of stock options	—	—
Average diluted shares outstanding	6,265,106	6,588,845

Net income per share, diluted	$0.13	$0.19

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $48,000 and $78,000 for the three and six month periods ended June 30, 2016, and $49,000 and $98,000 for the three and six month periods ended June 30, 2015, respectively. The Company issued 877 and 11,486 shares of restricted stock during the three and six month periods ended June 30, 2016. The Company issue 771 shares of restricted stock during the three and six month periods ended June 30, 2015. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at June 30, 2016:

Year Ending December 31,	Future Expense
2016	$60,696
2017	85,696
2018	51,563
2019	4,974

Total	$202,929

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

At June 30, 2016, the Company has 16 securities with unrealized losses. The carrying amount of securities and their estimated fair values at June 30, 2016, were as follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,001	5	—	2,006
U.S. Agency securities	84,055	3,101	(35)	87,121
Taxable municipal bonds	5,821	152	(1)	5,972
Tax free municipal bonds	37,601	2,395	—	39,996
Trust preferred securities	1,625	353	—	1,978
Mortgage-backed securities:
GNMA	26,120	333	(78)	26,375
FNMA	36,220	890	(28)	37,082
FHLMC	10,117	124	—	10,241
NON-AGENCY CMO	3,765	—	(329)	3,436
AGENCY CMO	18,019	359	—	18,378

	$225,344	7,712	(471)	232,585

The carrying amount of securities and their estimated fair values at December 31, 2015, was as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,001	—	(1)	2,000
U.S. Agency securities	91,694	1,727	(488)	92,933
Tax free municipal bonds	42,237	2,481	(59)	44,659
Taxable municipal bonds	6,190	52	(65)	6,177
Trust preferred securities	1,617	248	—	1,865
Mortgage-backed securities:
GNMA	29,990	239	(239)	29,990
FNMA	28,189	266	(152)	28,303
FHLMC	8,113	24	(51)	8,086
Non-Agency CMO	3,828	—	(174)	3,654
AGENCY CMO	19,570	71	(131)	19,510

	$233,429	5,108	(1,360)	237,177

The scheduled maturities of debt securities available for sale at June 30, 2016, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)
Due within one year	$2,965	$2,973
Due in one to five years	17,664	18,218
Due in five to ten years	40,474	41,996
Due after ten years	14,912	16,274

	76,015	79,461
Amortizing agency bonds	55,088	57,611
Mortgage-backed securities	94,241	95,513

Total unrestricted securities available for sale	$225,344	$232,585

The scheduled maturities of debt securities available for sale at December 31, 2015, were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)
Due within one year	$—	$—
Due in one to five years	17,939	18,304
Due in five to ten years	42,151	42,793
Due after ten years	22,702	24,088

	82,792	85,185
Amortizing agency bonds	60,947	62,449
Mortgage-backed securities	89,690	89,543

Total unrestricted securities available for sale	$233,429	$237,177

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2016, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$3,016	(2)	2,812	(33)	5,828	(35)
Taxable municipals	561	(1)	—	—	561	(1)
Mortgage-backed securities:
GNMA	—	—	8,090	(78)	8,090	(78)
FNMA	3,675	(28)	—	—	3,675	(28)
NON-AGENCY CMOs	—	—	3,436	(329)	3,436	(329)

Total available for sale	$7,252	(31)	14,338	(440)	21,590	(471)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2015, were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Treasury securities	$2,000	(1)	—	—	2,000	(1)
U.S. Agency securities	26,499	(203)	16,224	(285)	42,723	(488)
Taxable municipals	2,159	(32)	1,887	(33)	4,046	(65)
Tax free municipals	—	—	3,878	(59)	3,878	(59)
Mortgage-backed securities:
GNMA	10,840	(105)	11,508	(134)	22,348	(239)
FNMA	11,484	(87)	3,036	(65)	14,520	(152)
FHLMC	7,336	(51)	—	—	7,336	(51)
Non-Agency CMOs	—	—	3,654	(174)	3,654	(174)
AGENCY CMOs	9,781	(90)	1,991	(41)	11,772	(131)

Total Available for Sale	$70,099	(569)	42,178	(791)	112,277	(1,360)

At June 30, 2016, securities with a book value of approximately $117.6 million and a market value of approximately $120.0 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law. The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $45.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

At June 30, 2016, securities with a book and market value of $41.6 million were sold under agreements to repurchase from various customers. Furthermore, the Company has a wholesale repurchase agreement with third party secured by investments with a combined book value of $6.1 million and a market value of $6.4 million. The repurchase agreement is in the amount of $6.0 million and has a maturity of September 18, 2016, and has a fixed rate of interest of 4.36%.

(5)	LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2016, and December 31, 2015. At June 30, 2016, and December 31, 2015, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	June 30, 2016 Amount	June 30, 2016 Percent	December 31, 2015 Amount	December 31, 2015 Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family (closed end) first mortgages	$145,859	25.7%	$145,999	26.0%
Second mortgages (closed end)	1,661	0.3%	1,771	0.3%
Home equity lines of credit	33,063	5.8%	33,644	6.0%
Multi-family	31,289	5.5%	24,725	4.4%
Construction	36,923	6.5%	34,878	6.2%
Land	21,881	3.9%	22,453	4.0%
Farmland	45,593	8.0%	42,246	7.5%
Non-residential real estate	154,658	27.2%	149,711	26.6%

Total mortgage loans	470,927	82.9%	455,427	81.0%
Consumer loans	8,482	1.5%	20,324	3.6%
Commercial loans	88,258	15.6%	86,743	15.4%

Total other loans	96,740	17.1%	107,067	19.0%

Total loans, gross	567,667	100.0%	562,494	100.0%

Deferred loan cost, net of income	(384)		(445)
Less allowance for loan losses	(6,524)		(5,700)

Total loans	$560,759		$556,349

The allowance for loan losses totaled $6.5 million at June 30, 2016, $5.7 million at December 31, 2015, and $5.5 million at June 30, 2015, respectively. The ratio of the allowance for loan losses to total loans was 1.15% at June 30, 2016, 1.01% at December 31, 2015, and 0.99% at June 30, 2015. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
One-to-four family mortgages	$469	2,234	1,456
Home equity line of credit	54	48	48
Multi-family	1,772	1,968	1,827
Land	8,281	1,553	1,982
Non-residential real estate	28	247	520
Farmland	—	166	209
Consumer loans	31	8	—
Commercial loans	888	1,198	1,014

Total non-accrual loans	$11,523	7,422	7,056

At June 30, 2015, and December 31, 2015, the Company had no loans past due more than 90 days still accruing interest. At June 30, 2016, the Company has the following loans past due more than 90 days and still accruing interest:

June 30, 2016
(Dollars in Thousands)
One-to-four family mortgages	$283
Non-residential real estate	1,160
Land	1,236

Total loans past due more than 90 days and still accruing interest	$2,679

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended June 30, 2016:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2015	2016	2016	2016	2016	6/30/2016
	(Dollars in Thousands)
One-to-four family mortgages	$1,030	—	161	149	(15)	1,325
Home equity line of credit	201	(19)	8	105	11	306
Junior liens	8	—	5	2	(5)	10
Multi-family	227	—	—	63	(137)	153
Construction	377	—	—	369	—	746
Land	1,379	—	—	(214)	(69)	1,096
Non-residential real estate	1,139	—	3	53	(31)	1,164
Farmland	358	—	—	219	—	577
Consumer loans	358	(178)	81	(196)	98	163
Commercial loans	623	(252)	92	442	79	984

	$5,700	(449)	350	992	(69)	6,524

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2015:

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2014	2015	2015	2015	2015	12/31/2015
	(Dollars in Thousands)
One-to-four family mortgages	$1,198	(143)	39	(176)	112	1,030
Home equity line of credit	181	(92)	10	20	82	201
Junior liens	14	—	4	(6)	(4)	8
Multi-family	85	—	—	4	138	227
Construction	146	—	—	231	—	377
Land	1,123	(911)	—	850	317	1,379
Non-residential real estate	2,083	(222)	2	(944)	220	1,139
Farmland	461	—	—	500	(603)	358
Consumer loans	494	(298)	118	(123)	167	358
Commercial loans	504	(201)	54	(61)	327	623

	$6,289	(1,867)	227	295	756	5,700

The table below presents performing, past due and adversely classified loan balances at June 30, 2016, by loan classification:

	Currently Performing	30 - 89 Days Past Due	90 Days Plus Past Due and Still Accruing	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing
						Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$141,856	1,037	283	469	753	1,461	—	$145,859
Home equity line of credit	32,594	173	—	54	21	221	—	33,063
Junior liens	1,616	—	—	—	33	12	—	1,661
Multi-family	26,460	—	—	1,772	—	3,057	—	31,289
Construction	36,923	—	—	—	—	—	—	36,923
Land	9,558	766	1,236	8,281	38	2,002	—	21,881
Farmland	43,808	701	—	—	—	1,084	—	45,593
Non-residential real estate	144,029	47	1,160	28	282	9,112	—	154,658
Consumer loans	8,207	22	—	31	—	222	—	8,482
Commercial loans	80,584	193	—	888	324	6,269	—	88,258

Total	$525,635	2,939	2,679	11,523	1,451	23,440	—	$567,667

The table below presents performing, past due and adversely classified loan balances at December 31, 2015, by loan classification:

	Currently Performing	30 -89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing		Total
					Substandard	Doubtful
	(Dollars in Thousands)
One-to-four family mortgages	$142,058	671	2,234	41	995	—	$145,999
Home equity line of credit	33,396	79	48	—	121	—	33,644
Junior liens	1,720	—	—	35	16	—	1,771
Multi-family	21,638	6	1,968	—	1,113	—	24,725
Construction	34,878	—	—	—	—	—	34,878
Land	11,047	747	1,553	41	9,065	—	22,453
Non-residential real estate	138,637	228	247	2,489	8,110	—	149,711
Farmland	41,853	64	166	—	163	—	42,246
Consumer loans	20,108	15	8	—	193	—	20,324
Commercial loans	84,272	45	1,198	352	876	—	86,743

Total	$529,607	1,855	7,422	2,958	20,652	—	562,494

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2016, and December 31, 2015, by portfolio segment and based on the impairment method as of June 30, 2016, and December 31, 2015.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
	(Dollars in Thousands)
June 30, 2016:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$99	—	108	206	50	463
Collectively evaluated for impairment	885	1,842	1,786	1,435	113	6,061

Total ending allowance balance	$984	1,842	1,894	1,641	163	6,524

Loans:
Loans individually evaluated for impairment	$7,157	11,519	16,213	2,500	253	37,642
Loans collectively evaluated for impairment	81,101	47,285	215,327	178,083	8,229	530,025

Total ending loans balance	$88,258	58,804	231,540	180,583	8,482	567,667

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
	(Dollars in Thousands)
December 31, 2015:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$180	69	272	60	49	630
Collectively evaluated for impairment	443	1,687	1,452	1,179	309	5,070

Total ending allowance balance	$623	1,756	1,724	1,239	358	5,700

Loans:
Loans individually evaluated for impairment	$2,074	10,618	11,767	3,414	201	28,074
Loans collectively evaluated for impairment	84,669	46,713	204,915	178,000	20,123	534,420

Total ending loans balance	$86,743	57,331	216,682	181,414	20,324	562,494

All loans 30-89 days past due, 90 days plus past due and non-accrual are not performing as agreed. Loans listed as special mentioned and substandard are paying as agreed. However, the customer’s financial statements may indicate weaknesses in their current cash flow, the customer’s industry may be in decline due to current economic conditions, collateral values used to secure the loan may be declining, or the Company may be concerned about the customer’s future business prospects.

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

The Company’s annualized net charge off ratios for six month periods ended June 30, 2016, June 30, 2015, and the year ended December 31, 2015, was 0.03%, 0.45% and 0.29%, respectively. The ratios of allowance for loan losses to non-accrual loans at June 30, 2016, June 30, 2015, and December 31, 2015, were 56.62%, 78.40%, and 76.80%, respectively.

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

Very Good - These are loans to persons or entities with strong financial condition and above - average liquidity who have previously satisfactorily handled their obligations with the bank. Collateral securing the bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.

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

At June 30, 2016, December 31, 2015, and June 30, 2015, the Company’s impaired loans totaled $37.6 million, $28.1 million and $28.7 million, respectively. At June 30, 2016, December 31, 2015 and June 30, 2015, the Company’s specific reserve for impaired loans totaled $463,000, $630,000 and $746,000 respectively. A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at June 30, 2016, and December 31, 2015, were as follows:

	Pass	Special Mention	Impaired Loans		Total	Specific Allowance for Impairment	Allowance for Loans not Impaired
			Substandard	Doubful
	(Dollars in Thousands)
June 30, 2016
One-to-four family mortgages	142,893	753	2,213	—	145,859	206	1,119
Home equity line of credit	32,767	21	275	—	33,063	—	306
Junior liens	1,616	33	12	—	1,661	—	10
Multi-family	26,460	—	4,829	—	31,289	—	153
Construction	36,923	—	—	—	36,923	—	746
Land	10,324	38	11,519	—	21,881	—	1,096
Non-residential real estate	144,076	282	10,300	—	154,658	108	1,056
Farmland	44,509	—	1,084	—	45,593	—	577
Consumer loans	8,229	—	253	—	8,482	50	113
Commercial loans	80,777	324	7,157	—	88,258	99	885

Total	528,574	1,451	37,642	—	567,667	463	6,061

	Pass	Special Mention	Impaired Loans		Total	Specific Allowance for Impairment	Allowance for Loans not Impaired
			Substandard	Doubtful
	(Dollars in Thousands)
December 31, 2015
One-to-four family mortgages	$142,729	41	3,229	—	145,999	60	970
Home equity line of credit	33,475	—	169	—	33,644	—	201
Junior lien	1,720	35	16	—	1,771	—	8
Multi-family	21,644	—	3,081	—	24,725	138	89
Construction	34,878	—	—	—	34,878	—	377
Land	11,794	41	10,618	—	22,453	69	1,310
Non-residential real estate	138,865	2,489	8,357	—	149,711	134	1,005
Farmland	41,917	—	329	—	42,246	—	358
Consumer loans	20,123	—	201	—	20,324	49	309
Commercial loans	84,317	352	2,074	—	86,743	180	443

Total	$531,462	2,958	28,074	—	562,494	630	5,070

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2016, were as follows:

Impaired loans with no recorded reserve

	At June 30, 2016			For the six month period ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
One-to-four family mortgages	$1,660	1,660	—	1,760	35
Home equity line of credit	275	275	—	221	5
Junior liens	12	12	—	14	—
Multi-family	4,829	4,829	—	3,156	116
Construction	—	—	—	—	—
Land	11,519	12,476	—	10,107	14
Farmland	1,084	1,084	—	3,495	55
Non-residential real estate	9,589	9,589	—	4,801	244
Consumer loans	51	51	—	21	1
Commercial loans	6,124	6,124	—	1,708	98

Total	35,143	36,100	—	25,283	568

Impaired loans with a specific allowance:

One-to-four family mortgages	553	553	206	836	11
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	942	—
Construction	—	—	—	—	—
Land	—	—	—	576	—
Farmland	—	—	—	—	—
Non-residential real estate	711	711	108	1,555	14
Consumer loans	202	202	50	225	—
Commercial loans	1,033	1,033	99	903	38

Total	2,499	2,499	463	5,037	63

Total impaired loans	$37,642	38,599	463	30,320	631

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2015, were as follows:

Impaired loans with no specific allowance

				For the year ended
	At December 31, 2015			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
One-to-four family mortgages	$2,526	2,526	—	2,389	80
Home equity line of credit	169	169	—	457	7
Junior liens	16	16	—	17	1
Multi-family	2,128	2,128	—	2,797	126
Construction	—	—	—	—	—
Land	10,038	10,998	—	8,520	671
Non-residential real estate	7,640	7,640	—	283	404
Farmland	329	329	—	7,774	19
Consumer loans	5	5	—	3	—
Commercial loans	1,274	1,274	—	1,599	73

Total	24,125	25,085	—	23,839	1,381

Impaired loans with a specific allowance

One-to-four family mortgages	$703	703	60	709	40
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	953	953	138	318	17
Construction	—	—	—	—	—
Land	580	580	69	1,707	46
Non-residential real estate	717	717	134	836	28
Farmland	—	—	—	—	—
Consumer loans	196	196	49	194	—
Commercial loans	800	800	180	514	15

Total	3,949	3,949	630	4,278	146

Total impaired loans	$28,074	29,034	630	28,117	1,527

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

At December 31, 2015, the Company had eight loans, representing two lending relationships, classified as performing TDR’s. During the six month period ended June 30, 2016, the Company added four loans to TDR status, representing one additional lending relationship, as a performing TDR. The loans added to TDR classification are paying interest only for one year while the customer markets the collateral for sale. A summary of the activity in loans classified as TDRs for the six month period ended June 30, 2016, is as follows:

	Balance at 12/31/15	New TDR	Loss or Foreclosure	Loan Amortization	Removed from (Taken to) Non-accrual	Balance at 06/30/16
	(Dollars in Thousands)
Multi-family real estate	—	816	—	—	—	816
Non-residential real estate	$5,536	228	—	(43)	—	$5,721

Total performing TDR	$5,536	1,044	—	(43)	—	$6,537

A summary of the activity in loans classified as TDRs for the twelve month period ended December 31, 2015, is as follows:

	Balance at	New	Loss or	Loan	Removed from (Taken to)	Balance at
	12/31/14	TDR	Foreclosure	Amortization	Non-accrual	12/31/15
	(Dollars in Thousands)
Non-residential real estate	$3,284	2,265	—	(13)	—	$5,536

Total performing TDR	$3,284	2,265	—	(13)	—	$5,536

(6)	REAL ESTATE AND OTHER ASSETS OWNED

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

At June 30, 2016, December 31, 2015, and June 30, 2015, the Company had balances in other real estate and assets owned and non-accrual loans consisting of the following:

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
One-to-four family mortgages	$—	55	115
Multi-family mortgages	141	—	—
Land	172	943	943
Non-residential real estate	459	738	737

Total other assets owned	$772	1,736	1,795
Total non-accrual loans	$11,523	7,422	7,056

Total non-performing assets	$12,295	9,158	8,851

Non-performing assets /Average assets	1.43%	1.02%	1.01%

The following is a summary of the activity in the Company’s real estate and other assets owned for the six month period ending June 30, 2016:

	Balance 12/31/2015	Activity During 2016		Reduction in Values	Gain (Loss) on Sale	Balance 6/30/2016
		Foreclosuzres	Proceeds
	(Dollars in Thousands)
One-to-four family mortgages	$55	—	(40)	—	(15)	$—
Multi-family real estate	—	141	—	—	—	141
Land	943	130	(913)	—	12	172
Non-residential real estate	738	—	(270)	—	(9)	459
Consumer	—	15	(19)	—	4	—

Total	$1,736	286	(1,242)	—	(8)	$772

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2015:

	Balance 12/31/2014	Activity During 2015		Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2015
		Foreclosures	Proceeds
	(Dollars in Thousands)
One-to-four family mortgages	$159	105	(194)	—	(15)	$55
Land	1,768	—	(124)	—	(701)	943
Non-residential real estate	—	738	—	—	—	738

Total	$1,927	843	(318)	—	(716)	$1,736

(7)	INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (Dollars in Thousands):

Summary Statements of Financial Condition

	At June 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—
Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income

	Three Month Periods Ended June 30,		Six Month Period Ended June 30,
	2016	2015	2016	2015
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$97	89	$194	174

Net income	$97	89	$194	174

Summary Statement of Stockholders’ Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2015	$10,000	310	—	10,310
Net income	—	—	194	194
Dividends:
Trust preferred securities	—	—	(188)	(188)
Common paid to HopFed Bancorp, Inc.	—	—	(6)	(6)

Ending balances, June 30, 2016	$10,000	310	—	10,310

(8)	FAIR VALUE OF ASSETS AND LIABILITIES

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

The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without exclusively using quoted prices for the individual securities in the Company’s portfolio but rather by relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments using the fair value of any assigned collateral. The values for bank owned life insurance are obtained from redemption values from the respective insurance companies. The liability associated with the Company’s derivative is obtained from a quoted value supplied by our correspondent banker. The value of real estate owned is obtained from appraisals completed on properties at the time of acquisition and annually thereafter.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at June 30, 2016, are summarized below:

Description	Total carrying value in the consolidated balance sheet at June 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Available for sale securities	$232,585	2,006	228,601	1,978

The assets and liabilities measured at fair value on a recurring basis at December 31, 2015, are summarized below

Description	Total carrying value in the consolidated balance sheet at December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Available for sale securities	$237,177	2,000	233,312	1,865

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for June 30, 2016:

Description	Total carrying value in the consolidated balance sheet at June 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Other real estate and other assets owned	$772	—	—	$772
Impaired loans, net of reserve of $463	$2,036	—	—	$2,036

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2015:

Description	Total carrying value in the consolidated balance sheet at December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Other real estate and other assets owned	$1,736	—	—	$1,736
Impaired loans, net of reserve of $630	$3,319	—	—	$3,319

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the six month periods ended June 30, 2016, and June 30, 2015, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2016		2015
Six month period ended June 30,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,865	—	1,489	—
Change in unrealized gains included in other comprehensive income for assets and liabilities still held at June 30,	97	—	306	—
Accretion of previous discounted amounts	16		8
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, June 30,	$1,978	—	1,803	—

The estimated fair values of financial instruments were as follows at June 30, 2016:

				Using
			Quoted Prices	Significant
			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$14,826	14,826	$14,826	—	—
Interest-earning deposits	3,545	3,545	3,545	—	—
Securities available for sale	232,585	232,585	2,006	228,601	1,978
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	1,637	1,637	—	1,637	—
Loans receivable	560,759	558,305	—	—	558,305
Accrued interest receivable	3,781	3,781	—	3,781	—
Financial liabilities:
Deposits	699,627	689,981	—	689,981	—
Advances from borrowers for taxes and insurance	1,167	1,167	—	1,167	—
Advances from Federal Home Loan Bank	11,000	11,018	—	11,018	—
Repurchase agreements	47,582	47,632	—	47,632	—
Subordinated debentures	10,310	10,099	—	—	10,099

The estimated fair values of financial instruments were as follows at December 31, 2015:

				Using
			Quoted Prices	Significant
			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$46,926	46,926	$46,926	—	—
Interest-earning deposits	7,772	7,772	7,772	—	—
Securities available for sale	237,177	237,177	2,000	233,312	1,865
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	2,792	2,792	—	2,792	—
Loans receivable	556,349	552,981	—	—	552,981
Accrued interest receivable	4,139	4,139	—	4,139	—
Financial liabilities:
Deposits	739,406	724,877	—	724,877	—
Advances from borrowers for taxes and insurance	614	614	—	614	—
Advances from Federal Home Loan Bank	15,000	14,985	—	14,985	—
Repurchase agreements	45,770	45,931	—	45,931	—
Subordinated debentures	10,310	10,099	—	—	10,099

(9)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. The implementation of ASU 2015-01 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective on January 1, 2016, and did not have a material impact on the Company’s Consolidated Financial Statements.

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

On June 16, 2016, the FASB released its finalized ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments to U.S. GAAP require businesses and other organization to measure the expected credit losses on financial assets, such as loans, securities, bond insurance, and many receivables, the FASB said. The accounting changes apply to instruments recorded on balance sheets at their historical cost, although there are some limited changes to the accounting for debt instruments classified as available-for-sale. The accounting board added that the write-downs will be based on historical information, current business conditions, and forecasts, and it expects the forecasts to improve the loss estimates on financial assets that are losing value. The board also said the techniques that are employed today to write down loans and other instruments can still be used, although it expects the variables for calculating the losses to change. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Companies are permitted to adopt ASU 2016-13 in fiscal years beginning after December 15, 2018. The Company has not made a determination as to how the implementation of ASU 2016-13 will affect the Company’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.

ASU 2016-05 “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.

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

The Company has invested in two flow-through limited liability entities that manage and invest in affordable housing projects that qualify for historic, low-income and elderly housing tax credits. At June 30, 2016, the Company’s total investment in each entity was $78,500 and $923,000, respectively. The Company has no future capital commitments to either entity. The amounts recognized in net income for these investments for the three and six month periods below include:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Investment loss included in pre-tax net income	$55	55	$110	110
Tax credits recognized in provision for income taxes	—	24	—	48

(12)	ESOP

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

The Company made its first ESOP loan payment in December 2015. In January 2016, the ESOP and Company revised the loan to the ESOP converting the loan to a closed end note with total payments of approximately $780,000 per year for a term of eleven year. At June 30, 2016, the Company’s accrued liability for the loan payment is $336,000. At June 30, 2016, shares held by the ESOP were as follows:

June 30, 2016
(Dollars in Thousands)
Accrued to allocation to participants	21,484
Earned ESOP shares	53,587
Unearned ESOP shares	524,929

Total ESOP shares	600,000

Fair value of unearned shares	$6,094,426

(13)	COMMITMENTS AND CONTINGENCIES

At June 30, 2016, certificates of deposits scheduled to mature in one year or less from June 30, 2016, totaled $138.9 million. At June 30, 2016, the Company has $30.8 million in times deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year and $46.5 million in time deposits greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank. At June 30, 2016, the Company has deposit balances of $27.8 million that exceed FDIC insurance limits without additional collateral pledged.

At June 30, 2016, the Company had the following off-balance sheet commitments:

June 30, 2016
(Dollars in Thousands)
Standby letters of credit	$228
Unused home equity lines of credit	31,238
Unused commercial lines of credit	58,687
Unused unsecured personal lines of credit	18,645
Unfunded commitments to originate commercial loans	26,465

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2016, the Bank has pledged all eligible 1-4 family first mortgages. At June 30, 2016, the Bank has outstanding borrowings of $11.0 million from the FHLB. A schedule of FHLB borrowings at June 30, 2016, is provided below:

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

The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. The Board of Directors and senior management are required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management’s policies. The FDIC has adopted all guidelines applicable to state nonmember banks in each case. At June 30, 2016, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at June 30, 2016:

	Company		Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands, Except Percentages)
Common equity tier 1 capital ratio	$93,287	16.10%	$91,528	15.88%
Tier 1 leverage ratio	93,287	10.85%	91,528	10.64%
Tier 1 risk-based capital ratio	93,287	16.10%	91,528	15.88%
Total risk based capital ratio	99,812	17.23%	98,052	17.01%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of June 30, 2016, and December 31, 2015, and for the three and six month periods ended June 30, 2016, and June 30, 2015, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2015 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at June 30, 2016, and December 31, 2015

At June 30, 2016, total assets declined $41.5 million, to $861.7 million as compared to $903.2 million at December 31, 2015, largely due to lower levels of time deposits and cash and cash equivalents. At June 30, 2016, total cash and cash equivalents was $18.4 million, representing a decline of $36.3 million decline as compared to December 31, 2015. Securities available for sale declined from $237.2 million at December 31, 2015, to $232.6 million at June 30, 2016. At June 30, 2016, and December 31, 2015, securities classified as “available for sale” had an amortized cost of $225.3 million and $233.4 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost were $4.4 million at December 31, 2015, and June 30, 2016. Total FHLB borrowings were $11.0 million at June 30, 2016, as compared to $15.0 million at December 31, 2015. Total repurchase balances increased from $45.8 million at December 31, 2015, to $47.6 million at June 30, 2016. Net loans totaled $560.8 million and $556.3 million at June 30, 2016, and December 31, 2015, respectively.

At June 30, 2016, deposits declined $39.8 million, from $739.4 million at December 31, 2015, to $699.6 million at June 30, 2016. At June 30, 2016, non-interest checking account balances are $121.9 million, or 17.4% of total deposits as compared to $125.1 million, or 16.9% of total deposits at December 31, 2015. At June 30, 2016, time deposits were $286.4 million, representing a $28.3 million decline as compared to December 31, 2015.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2016, and June 30, 2015.

Net Income. The Company’s net income was $813,000 for the six month period ended June 30, 2016, as compared to net income of $1.2 million for the six month period ended June 30, 2015. For the six month period ended June 30, 2015, net income was largely influenced by a $830,000 recovery on a previously non-accrual investment in First Financial Services Corporation (“FFKY”) upon its sale in January 2015 to Your Community Bank of Indiana (“YCB”).

Net Interest Income. Net interest income for the six month period ended June 30, 2016, was $13.1 million, compared to $13.9 million for the six month period ended June 30, 2015. The decrease in net interest income for the six months ended June 30, 2016, as compared to June 30, 2015, was largely due to the collection of past due investment income in 2015.

For the six months ended June 30, 2016, the average yield on loans was 4.53%, as compared to 4.58% for the six month period ended June 30, 2015. For the six month period ended June 30, 2016, and June 30, 2015, income on taxable securities was $2.4 million and $3.7 million, respectively. For the six month period ending June 30, 2016, the tax equivalent yield on taxable and tax free securities were 2.46% and 5.04%, respectively, as compared to 3.46% and 4.70% for the six month period ended June 30, 2015, respectively. For the six month period ended June 30, 2015, the receipt of non-accrual interest added 0.77% to the Company’s yield on taxable securities.

For the six month periods ended June 30, 2016, and June 30, 2015, the Company’s cost of interest bearing liabilities was 0.80% and 0.94%, respectively. The average cost of retail time deposits declined from 1.15% for the six month period ended June 30, 2015, to 0.94% for the six month period ended June 30, 2016. At June 30, 2016, and June 30, 2015, the Company’s net interest margin was 3.34% and 3.48%, respectively. For the six month period ended June 30, 2015, the receipt of past due investment interest added 0.20% to the Company’s net interest margin.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six month periods ended June 30, 2016, and June 30, 2015. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $344,000 for June 30, 2016, and $429,000 for June 30, 2015, for a tax equivalent rate using a cost of funds rate of 0.80% for June 30, 2016, and 0.94% for June 30, 2015. The table adjusts tax-free loan income by $13,000 for June 30, 2016, and $7,000 for June 30, 2015, respectively, for a tax equivalent rate using the same cost of funds rate (Table Amounts in Thousands, Except Percentages):

	Average	Income &	Average	Average	Income &	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	06/30/2016	06/30/2016	06/30/2016	6/30/2015	06/30/2015	06/30/2015
Loans	$556,562	$12,619	4.53%	$547,071	$12,528	4.58%
Investments AFS taxable	199,129	2,445	2.46%	214,920	3,716	3.46%
Investments AFS tax free	41,202	1,037	5.04%	55,281	1,298	4.70%
Interest earning deposits	9,508	28	0.59%	6,046	8	0.26%

Total interest earning assets	806,401	16,129	4.00%	823,318	17,550	4.26%

Other assets	77,219			73,916

Total assets	$883,620			$897,234

Retail time deposits	$258,776	1,218	0.94%	$290,499	1,676	1.15%
Brokered deposits	34,478	187	1.08%	34,006	190	1.12%
Interest bearing checking accounts	209,810	87	0.18%	192,921	538	0.56%
MMDA and savings accounts	98,223	610	0.58%	100,242	101	0.20%
FHLB borrowings	12,297	101	1.64%	20,685	135	1.31%
Repurchase agreements	43,127	282	1.31%	41,999	238	1.13%
Subordinated debentures	10,310	188	3.65%	10,310	367	7.12%

Total interest bearing liabilities	667,021	2,673	0.80%	690,662	3,245	0.94%

Non-interest bearing deposits	124,379			111,120
Other non-interest bearing liabilities	3,270			3,413
Stockholders’ equity	88,950			92,039

Total liabilities and stockholders’ equity	$883,620			$897,234

Net change in interest earning assets and interest bearing liabilities		$13,456			$14,305

Interest rate spread			3.20%			3.32%

Net interest margin		3.34%			3.48%

Interest Income. For the six month periods ended June 30, 2016, and June 30, 2015, the Company’s total interest income was $15.8 million and $17.1 million, respectively. For the six month period ended June 30, 2016, and June 30, 2015, interest income on loans was $12.6 million and $12.5 million, respectively. The average balance of loans receivable increased from $547.1 million for the six month period ended June 30, 2015, to $556.6 million for the six month period ended June 30, 2016. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 119.2% for the six months ended June 30, 2015, to 120.9% for the six months ended June 30, 2016.

Interest Expense. Interest expense declined $572,000 for the six month period ended June 30, 2016, as compared to the six month period ended June 30, 2015. For the six month period ending June 30, 2016, the Company’s interest expense on FHLB advances was $101,000, compared to $135,000 for the three month period ended June 30, 2015. The average cost of FHLB borrowings were 1.31% for the six months ended June 30, 2015, and 1.64% for the six months ended June 30, 2016.

For the six month period ended June 30, 2016, the average balance of interest bearing retail time deposits declined to $258.8 million, as compared to $290.5 million for the six month period ended June 30, 2015. The average cost of retail time deposits for the six month periods ended June 30, 2016, and June 30, 2015, was 0.94% and 1.15%, respectively. The decline in the average balance of retail time deposits is a result of management’s emphasis on the growth of our non-interest checking products to reduce or reliance on higher costing time deposits.

The average cost of brokered deposits declined from 1.12% for the six months ended June 30, 2015, to 1.08% for the six months ended June 30, 2016. Over the same period, the average balance of brokered deposits was $34.5 million, for the six month period ended June 30, 2016, as compared to $34.0 million for the six month period ended June 30, 2015. For the six month period ended June 30, 2016, the Company’s total cost of deposits was 0.58% as compared to 0.69% for the six month period ended June 30, 2015.

The average balance of repurchase agreements increased from $42.0 million for the six months ended June 30, 2015, to $43.1 million for the six month period ended June 30, 2016. The average cost of repurchase agreements was 1.13% for the six months ended June 30, 2015, and 1.31% for the six month period ended June 30, 2016. The increase in the cost of repurchase agreements is due to the fact that many are indexed to the federal funds rate.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $923,000 in provision for loan loss was required for the six month period ended June 30, 2016, compared to a $485,000 provision for loan loss expense for the six month period ended June 30, 2015.

Non-Interest Income. There was a $209,000 increase in non-interest income in the six month period ended June 30, 2016, as compared to the six month period ended June 30, 2015. For the six month period ended June 30, 2016, the Company earned $803,000 in mortgage origination income as compared to $520,000 during the six month period ended June 30, 2015. The Company’s income for services charges declined by $59,000 for the six month period ended June 30, 2016, as compared to the six month period ended June 30, 2015. The Company’s financial services commission declined from $353,000 for the six month period ended June 30, 2015, to $324,000 in the six month period ended June 30, 2016. For the six month period ended June 30, 2016, gains on the sale of securities were $343,000, as compared to $449,000 for the six month period ended June 30, 2015.

Non-Interest Expenses. There was a $412,000 decrease in total non-interest expenses in the six month period ended June 30, 2016, as compared to the six month period ended June 30, 2015. The most significant change in non-interest expenses was a $392,000 increase in other operating expenses. For the six month period ended June 30, 2016, salaries and benefit expenses were $7.9 million, a reduction of $299,000 as compared to the six month period ended June 30, 2015. For the six month period ended June 30, 2015, the Company experienced a $734,000 loss on the sale of other assets, as compared to $8,000 for the six month period ended June 30, 2016.

Income Taxes. The effective tax rate for the six-month periods ending June 30, 2016, was 7.0% due to the lower level of taxable net interest income. For the six month period ended June 30, 2015, the Company’s taxable net income effective rate was 15.2% due to slightly higher levels of taxable gross income resulting from the recovery of non-accrual taxable interest on securities.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2016, and June 30, 2015.

Net Income. The Company’s net income was $304,000 for the three month period ended June 30, 2016, as compared to net loss of $117,000 for the three month period ended June 30, 2015. For the three month period ended June 30, 2015, the Company’s net loss was strongly influenced by a $741,000 loss on the sale of other real estate owned.

Net Interest Income. Net interest income for the three month period ended June 30, 2016, was $6.4 million, compared to $6.3 million for the three month period ended June 30, 2015. For the three months ended June 30, 2016, the average yield on loans was 4.43%, as compared to 4.51% for the three month period ended June 30, 2015. For the three month period ended June 30, 2016, and June 30, 2015, income on taxable securities was $1.2 million and $1.3 million, respectively. For the three month period ending June 30, 2016, the tax equivalent yield on taxable and tax free securities were 2.39% and 5.05%, respectively, as compared to 2.42% and 4.69% for the three-month period ended June 30, 2015, respectively.

For the three month periods ended June 30, 2016, and June 30, 2015, the Company’s cost of interest bearing liabilities was 0.77% and 0.94%, respectively. The lower cost of interest bearing liabilities was largely the result of the maturity of $64.4 million in long term retail time deposits bearing an annualized cost of 2.52%. As a result of these maturities, the average cost of retail time deposits declined from 1.15% for the three month period ended June 30, 2015, to 0.91% for the three month period ended June 30, 2016. At June 30, 2016, and June 30, 2015, the Company’s net interest margin was 3.28% and 3.17%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended June 30, 2016, and June 30, 2015. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $169,000 for June 30, 2016, and $205,000 for June 30, 2015, for a tax equivalent rate using a cost of funds rate of 0.77% for June 30, 2016, and 0.94% for June 30, 2015. The table adjusts tax-free loan income by $6,000 for June 30, 2016, and $5,000 for June 30, 2015, respectively, for a tax equivalent rate using the same cost of funds rate (Table Amounts in Thousands, Except Percentages):

	Average	Income &	Average	Average	Income &	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	06/30/2016	06/30/2016	06/30/2016	06/30/2015	06/30/2015	06/30/2015
	(Dollars in Thousands, Expect Percentages)
Loans	$555,147	6,147	4.43%	$552,992	6,236	4.51%
Investments AFS taxable	200,496	1,198	2.39%	209,907	1,268	2.42%
Investments AFS tax free	40,306	509	5.05%	52,960	621	4.69%
Interest earning deposits	9,525	12	0.50%	6,107	4	0.26%

Total interest earning assets	805,474	7,866	3.91%	821,966	8,129	3.96%

Other assets	67,697			68,467

Total assets	$873,171			$890,433

Retail time deposits	253,244	578	0.91%	288,618	831	1.15%
Brokered deposits	32,971	88	1.07%	32,669	94	1.15%
Interest bearing checking accounts	206,284	299	0.58%	194,224	269	0.55%
MMDA and savings accounts	99,054	42	0.17%	100,776	51	0.20%
FHLB borrowings	11,000	28	1.02%	18,231	66	1.45%
Repurchase agreements	42,510	139	1.31%	41,478	118	1.14%
Subordinated debentures	10,310	94	3.65%	10,310	183	7.10%

Total interest bearing liabilities	655,373	1,268	0.77%	686,306	1,612	0.94%

Non-interest bearing deposits	125,833			110,379
Other non-interest bearing liabilities	3,302			3,353
Stockholders’ equity	88,663			90,395

Total liabilities and stockholders’ equity	$873,171			$890,433

Net change in interest earning assets and interest bearing liabilities		$6,598			$6,517

Interest rate spread			3.14%			3.02%

Net interest margin		3.28%			3.17%

Interest Income. For the three month periods ended June 30, 2016, and June 30, 2015, the Company’s total interest income was $7.7 million and $7.9 million, respectively. For the three month period ended June 30, 2016, and June 30, 2015, interest income on loans was $6.1 million and $6.2 million, respectively. The average balance of loans receivable increased from $553.0 million for the three month period ended June 30, 2015, to $555.1 million for the three month period ended June 30, 2016. For the three month period ended June 30, 2016, and June 30, 2015, the average yield on loans was 4.43% and 4.51%, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 119.8% for the three months ended June 30, 2015, to 122.9% for the three months ended June 30, 2016.

Interest Expense. For the three month period ended June 30, 2016, the Company’s total interest expense was $1.3 million, representing a decline of $344,000 as compared to the three month period ended June 30, 2015. For the three month period ending June 30, 2016, the Company’s interest expense on FHLB advances was $28,000, compared to $66,000 for the three month period ended June 30, 2015. The average cost of FHLB borrowings were 1.45% for the three months ended June 30, 2015, and 1.02% for the three months ended June 30, 2016.

For the three month period ended June 30, 2016, the average balance of interest bearing retail time deposits declined $35.4 million to $253.2 million, as compared to $288.6 million for the three month period ended June 30, 2015. The average cost of retail time deposits for the three month periods ended June 30, 2016, and June 30, 2015, was 0.91% and 1.15%, respectively.

For the three month period ended June 30, 2016, the average balance of brokered deposits was $33.0 million, as compared $32.7 million for the three month period ended June 30, 2015. The average cost of brokered deposits declined from 1.15% for the three months ended June 30, 2015, to 1.07% for the three months ended June 30, 2016. For the three month period ended June 30, 2016, the Company’s total cost of deposits was 0.55% as compared to 0.69% for the three month period ended June 30, 2015.

The average balance of repurchase agreements increased from $41.5 million for the three months ended June 30, 2015, to $42.5 million for the three month period ended June 30, 2016. The average cost of repurchase agreements was 1.14% for the three months ended June 30, 2015, and 1.31% for the three month period ended June 30, 2016. The increase in the cost of repurchase agreements is due to the fact that many are indexed to the Federal Funds rate.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $465,000 in provision for loan loss was required for the three month period ended June 30, 2016, compared to a $270,000 provision for loan loss expense for the three month period ended June 30, 2015.

Non-Interest Income. There was a $102,000 increase in non-interest income in the three month period ended June 30, 2016, as compared to the three month period ended June 30, 2015. For the three month period ended June 30, 2016, the Company earned $435,000 in mortgage origination income as compared to $343,000 during the three month period ended June 30, 2015. The Company’s service charge income was $698,000 for the three month period ended June 30, 2016, compared to $720,000 for the same period in 2015. For the three month period ended June 30, 2016, gains on the sale of securities were $52,000, as compared to $83,000 for the three month period ended June 30, 2015.

Non-Interest Expenses. There was a $625,000 decline in total non-interest expenses in the three-month period ended June 30, 2016, as compared to the three month period ended June 30, 2015. The most significant change in non-interest expenses was a $742,000 change in gain or loss on the sale of other real estate owned. For the three month period ended June 30, 2016, salaries and benefit expenses were $3.9 million, a reduction of $103,000 as compared to the three month period ended June 30, 2015. For the three month period ended June 30, 2016, expenses related to other real estate owned were $202,000, as compared to $67,000 for the three month period ended June 30, 2015, due to legal expenses incurred as the result of customer bankruptcy filings.

Income Taxes. The effective tax rate for the three month periods ending June 30, 2016, was 4.7% due to the lower level of taxable net interest income. For the three month period ended June 30, 2015, the Company’s net income was negative due to the loss on the sale of other real estate owned and we received a tax benefit during the period.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on page 47 that provides the yields and cost of assets and liabilities.

At June 30, 2016, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date
7/22/2013	0.80%	$2,000,000	7/22/2016
10/16/2015	0.40%	3,795,000	8/16/2016
8/6/2014	0.75%	2,842,000	10/06/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
1/15/2016	0.75%	3,077,000	12/15/2016
7/9/2012	1.05%	1,446,000	1/9/2017	(1)
1/9/2015	1.00%	2,077,000	4/9/2017
1/15/2016	1.00%	2,028,000	5/15/2017
10/16/2015	0.85%	4,042,000	7/16/2017
7/27/2015	1.00%	1,500,000	7/27/2017	(1)
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018

Total		$32,971,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

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

The Company’s analysis at June 30, 2016, indicates that increases in interest rates are not expected to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at June 30, 2016, for the twelve month period ending June 30, 2017, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars in Thousands)
Net interest income	$25,913	$27,367	$28,500	$29,501	$30,139

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2016.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2016, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting includes (as such term’s defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act during the Company’s fiscal quarter ended June 30, 2016, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently has no material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

N/A

(b)	Use of Proceeds. Not applicable

(c)	Repurchase of Equity Securities

			Total number	Maximum
			of shares	Number of
			Purchased	Shares that
	Total		as part of	Yet may be
	Number of	Average	Publically	Purchased Under
	Shares	Price Paid	Announced	the Program at
Period	Purchased	Per Share	Programs	the end of the period
April 1, 2016, to April 31, 2016	21,000	$11.38	1,782,545	156,141
May 1, 2016, to May 31, 2016	22,457	$11.27	1,805,002	133,684
June 1, 2016, to June 30, 2016	19,104	$12.09	1,824,106	114,580

Total	62,561	$11.56	1,824,106	114,580

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six month periods ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Income (Loss) for the three and six month periods ended June 30, 2016 and June 30, 2015 (unaudited), (iii) Consolidated Condensed Statement of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2016, and June 30, 2015 (unaudited), (iv) Consolidated Condensed Statement of Stockholders’ Equity, for the six-month periods ended June 30, 2016, and June 30, 2015 (unaudited); and (v) Condensed Consolidated Statements of Cash Flows, for the six month periods ended June 30, 2016 and June 30, 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 9, 2016	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 9, 2016	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer