Form 10-Q
period 2016-09-30
HOPFED BANCORP INC
filed 2016-11-09
CIK 1041550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 6, 2016, the Registrant had outstanding 6,717,719 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PAGE
PART I. FINANCIAL INFORMATION
The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1. Financial Statements

Consolidated Condensed Statements of Financial Condition as of September 30, 2016 (unaudited) and December 31, 2015	2

Consolidated Condensed Statements of Income for the Three and Nine Month Periods Ended September 30, 2016, and September 30, 2015 (unaudited)	4

Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2016, and September 30, 2015 (unaudited)	6

Consolidated Condensed Statements of Stockholders’ Equity for the Nine Month Period Ended September 30, 2015 (unaudited)	7

Consolidated Condensed Statements of Stockholders’ Equity for the Nine Month Period Ended September 30, 2016 (unaudited)	8

Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2016, and September 30, 2015 (unaudited)	9

Notes to Unaudited Consolidated Condensed Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	55

PART II OTHER INFORMATION
Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	57

Item 6. Exhibits	57

SIGNATURES	57

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$24,741	46,926
Interest-earning deposits	4,695	7,772

Cash and cash equivalents	29,436	54,698
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	213,289	237,177
Loans held for sale	1,547	2,792
Loans receivable, net of allowance for loan losses of $6,812 at September 30, 2016, and $5,700 at December 31, 2015	579,063	556,349
Accrued interest receivable	3,603	4,139
Real estate and other assets owned	741	1,736
Bank owned life insurance	10,581	10,319
Premises and equipment, net	23,579	24,034
Deferred tax assets	2,144	2,642
Other assets	3,495	4,840

Total assets	$871,906	903,154

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$130,327	125,070
Interest-bearing accounts:
Interest bearing checking accounts	182,360	203,779
Savings and money market accounts	98,929	95,893
Other time deposits	300,701	314,664

Total deposits	712,317	739,406
Advances from Federal Home Loan Bank	11,000	15,000
Repurchase agreements	44,465	45,770
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,111	614
Dividends payable	287	287
Accrued expenses and other liabilities	3,554	4,137

Total liabilities	783,044	815,524

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at September 30, 2016, and December 31, 2015	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,963,378 issued and 6,723,243 outstanding at September 30, 2016, and 7,951,699 issued and 6,865,811 outstanding at December 31, 2015	80	79
Additional paid-in-capital	58,658	58,604
Retained earnings	48,176	47,124
Treasury stock- common (at cost, 1,240,135 shares at September 30, 2016, and 1,085,888 shares at December 31, 2015)	(15,279)	(13,471)
Unallocated ESOP shares (at cost, 514,187 shares at September 30, 2016, and 546,413 shares at December 31, 2015)	(6,756)	(7,180)
Accumulated other comprehensive income, net of taxes	3,983	2,474

Total stockholders’ equity	88,862	87,630

Total liabilities and stockholders’ equity	$871,906	903,154

The consolidated condensed statement of financial condition at December 31, 2015, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$6,569	6,374	19,175	18,895
Securities available for sale - taxable	1,099	1,237	3,544	4,953
Securities available for sale - nontaxable	326	398	1,019	1,267
Interest-earning deposits	10	3	38	11

Total interest income	8,004	8,012	23,776	25,126

Interest expense:
Deposits	1,044	1,246	3,146	3,751
Advances from Federal Home Loan Bank	33	71	134	206
Repurchase agreements	139	130	421	368
Subordinated debentures	99	186	287	553

Total interest expense	1,315	1,633	3,988	4,878

Net interest income	6,689	6,379	19,788	20,248
Provision for loan losses	255	275	1,178	760

Net interest income after provision for loan losses	6,434	6,104	18,610	19,488

Non-interest income:
Service charges	719	750	2,094	2,184
Merchant card income	308	286	913	842
Mortgage origination revenue	415	345	1,218	865
Gain on sale of securities	79	103	422	552
Income from bank owned life insurance	104	108	265	252
Financial services commission	131	186	455	539
Other operating income	189	158	568	483

Total non-interest income	1,945	1,936	5,935	5,717

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Non-interest expenses:
Salaries and benefits	$3,757	3,960	11,646	12,148
Occupancy	810	788	2,398	2,278
Data processing	744	724	2,175	2,117
State deposit tax	248	260	743	759
Intangible amortization	—	—	—	32
Professional services	368	380	1,008	1,177
Deposit insurance and examination	164	135	496	403
Advertising	376	337	1,067	983
Postage and communications	157	162	484	428
Supplies	148	107	456	364
Loss (gain) on real estate owned	22	(18)	30	716
Real estate owned	182	202	443	406
Gain on sale of premises and equipment	(72)	—	(72)	—
Other operating	449	516	1,771	1,446

Total non-interest expense	7,353	7,553	22,645	23,257

Income before income tax	1,026	487	1,900	1,948
Income tax expense (benefit)	41	(23)	102	200

Net income	$985	510	1,798	1,748

Net income per share:
Basic	$0.16	$0.08	$0.29	$0.27

Diluted	$0.16	$0.08	$0.29	$0.27

Dividend per share	$0.04	$0.04	$0.12	$0.12

Weighted average shares outstanding - basic	6,212,231	6,359,556	6,247,536	6,493,449

Weighted average shares outstanding - diluted	6,212,231	6,359,556	6,247,536	6,493,449

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the three month		For the nine month
	Periods Ended September 30,		Periods Ended September 30,
	2016	2015	2016	2015
Net income	$985	510	1,798	1,748
Other comprehensive income, net of tax:
Unrealized gain (loss) on non-other than temporary impaired investment securities, net of taxes of $384 and ($468) for the three-month periods ended September 30, 2016, and September 30, 2015, respectively; and net of taxes of ($883) and ($89) for the nine month periods ended September 30, 2016, and September 30, 2015, respectively.	(744)	920	1,715	184
Unrealized gain (loss) on OTTI securities, net of taxes of ($37) for the nine month period ended September 30, 2016; and $6 and ($98) for the three and nine month periods ended September 30, 2015, respectively.	—	(11)	72	191
Unrealized gain on derivatives, net of taxes of ($33) and ($98) for the three and nine month periods ended September 30, 2015, respectively.	—	64	—	191
Reclassification adjustment for gains and accretion included in net income, net of taxes of $27 and $35 for three month periods ended September 30, 2016, and September 30, 2015, respectively; and $144 and $188 for the nine month periods ended September 30, 2016, and September 30, 2015, respectively.	(52)	(68)	(278)	(364)

Total other comprehensive income (loss)	(796)	905	1,509	202

Comprehensive income	$189	1,415	3,307	1,950

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2015

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
	Shares		Additional		Treasury	Unearned	Other	Total
	Common	Common	Paid In	Retained	Stock	ESOP	Comprehensive	Stockholders
	Stock	Stock	Capital	Earnings	Common	Shares	Income	Equity
Balance at December 31, 2014	7,171,282	$79	58,466	45,729	(9,429)	—	3,557	98,402
Consolidated net income	—	—	—	1,748	—	—	—	1,748
Issue of restricted stock	2,034	—	—	—	—	—	—	—
Repurchase of treasury stock	(860,303)	—	—	—	(11,370)	—	—	(11,370)
Treasury stock reissued	600,000	—	—	—	7,884	(7,884)	—	—
Change in price of ESOP shares	—	—	(32)	—	—	—	—	(32)
ESOP shares committed to release	—	—	—	—	—	487	—	487
Compensation expense, restricted stock awards	—	—	144	—	—	—	—	144
Net change in unrealized gain on derivatives, net of income taxes	—	—	—	—	—	—	191	191
Net change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	—	11	11
Cash dividend to common stockholders	—	—	—	(758)	—	—	—	(758)

Balance September 30, 2015	6,913,013	$79	58,578	46,719	(12,915)	(7,397)	3,759	88,823

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2016

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
	Shares		Additional		Treasury	Unearned	Other	Total
	Common	Common	Paid In	Retained	Stock	ESOP	Comprehensive	Stockholders
	Stock	Stock	Capital	Earnings	Common	Shares	Income	Equity
Balance at December 31, 2015	6,865,811	$79	58,604	47,124	(13,471)	(7,180)	2,474	87,630
Consolidated net income	—	—	—	1,798	—	—	—	1,798
Issue of restricted stock	12,342	1	—	—	—	—	—	1
Forfieted restricted shares	(663)		—	—	—	—	—	—
Repurchase of treasury stock	(154,247)	—	—	—	(1,808)	—	—	(1,808)
ESOP shares earned	—	—	—	—	—	424	—	424
Change in price os ESOP shares	—	—	(51)	—	—	—	—	(51)
Compensation expense, restricted stock awards	—	—	105	—	—	—	—	105
Net change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	—	1,509	1,509
Cash dividend to common stockholders	—	—	—	(746)	—	—	—	(746)

Balance September 30, 2016	6,723,243	80	58,658	48,176	(15,279)	(6,756)	3,983	88,862

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods
	Ended September 30,
	2016	2015
Cash flows from operating activities:
Net cash provided by operating activities	$7,098	$5,977
Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	54,274	91,119
Purchase of securities available for sale	(28,805)	(28,162)
Net increase in loans	(24,246)	(26,827)
Proceeds from sale of foreclosed assets	1,319	318
Proceeds from sale of premises and equipment	100	—
Purchase of premises and equipment	(551)	(2,363)

Net cash provided by investing activities	2,091	34,085

Cash flows from financing activities:
Net decrease in demand deposits	(13,126)	(1,582)
Net decrease in time and other deposits	(13,963)	(23,528)
Increase in advances from borrowers for taxes and insurance	497	564
Advances from Federal Home Loan Bank	23,000	36,000
Repayment of advances from Federal Home Loan Bank	(27,000)	(45,000)
Net decrease in repurchase agreements	(1,305)	(11,058)
Cash used to repurchase treasury stock	(1,808)	(11,370)
Dividends paid on common stock	(746)	(770)

Net cash used in financing activities	(34,451)	(56,744)

Decrease in cash and cash equivalents	(25,262)	(16,682)
Cash and cash equivalents, beginning of period	54,698	40,439

Cash and cash equivalents, end of period	$29,436	$23,757

Supplemental disclosures of cash flow information:
Interest paid	$4,060	$4,912

Income taxes paid (refund)	$(700)	$100

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	$674	$1,744

Foreclosures and in substance foreclosures of loans during period	$354	$843

Net unrealized gains on investment securities classified as available for sale	$2,286	$16

Decrease in deferred tax asset related to unrealized gains on investments	$(777)	$(5)

Dividends declared and payable	$289	$289

Issue of common stock to ESOP	$—	$7,884

Issue of restricted common stock	$145	$25

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

The Bank operates a mortgage division, Heritage Mortgage Services, in Clarksville, Tennessee with agents located in several of its markets. The Bank has a financial services division, Heritage Solutions, with offices in Murray, Kentucky, Kingston Springs, Tennessee, and Pleasant View, Tennessee. Heritage Solutions agents travel throughout western Kentucky and middle Tennessee offering fixed and variable annuities, mutual funds and brokerage services. In October of 2014, the Bank opened a loan production office in Nashville, Tennessee. In October 2016, the Bank opened a loan production office in Brentwood, Tennessee, that will be used our commercial loan officers and Heritage Mortgage Services.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended September 30, 2016, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2016.

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

(2) INCOME PER SHARE

The following schedule reconciles the numerators and denominators of the basic and diluted income per share (“IPS”) computations for the three and nine month periods ended September 30, 2016, and September 30, 2015. For the three and nine month periods ended September 30, 2016, and September 30, 2015, the Company’s financial statements reflect a liability adequate to release 32,226 and 37,063 shares, respectively, from the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”). Therefore, the Company has included 32,226 and 37,063 shares held by the ESOP in the IPS calculation for the three and nine month periods ended September 30, 2016, and September 30, 2015, respectively. For the three and nine month periods ended September 30, 2016, and September 30, 2015, the Company has excluded all unearned shares held by the ESOP.

	For the three month periods ended September 30.
	2016	2015
Basic IPS:
Net income	$985,000	$510,000
Average common shares outstanding	6,212,231	6,359,556

Net income per share	$0.16	$0.08

Diluted IPS:
Net income	$985,000	$510,000
Average common shares outstanding	6,212,231	6,359,556
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,212,231	6,359,556

Net income per share, diluted	$0.16	$0.08

	For the nine month periods ended September 30
	2016	2015
Basic IPS:
Net income	$1,798,000	$1,748,000
Average common shares outstanding	6,247,536	6,493,449

Net income per share	$0.29	$0.27

Diluted IPS:
Net income	$1,798,000	$1,748,000
Average common shares outstanding	6,247,536	6,493,449
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,247,536	6,493,449

Net income per share, diluted	$0.29	$0.27

(3) STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $27,000 and $105,000 for the three and nine month periods ended September 30, 2016, and $46,000 and $144,000 for the three and nine month periods ended September 30, 2015, respectively. The Company issued 856 and 12,342 shares of restricted stock during the three and nine month periods ended September 30, 2016. The Company issued 1,263 and 2,034 shares of restricted stock during the three and nine month periods ended September 30, 2015, respectively. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting at September 30, 2016:

Year Ending December 31,	Future Expense
2016	$30,974
2017	88,200
2018	54,067
2019	9,354
2020	1,977

Total	$184,572

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

At September 30, 2016, the Company has 24 securities with unrealized losses. The carrying amount of securities and their estimated fair values at September 30, 2016, were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,000	4	—	2,004
U.S. Agency securities	78,524	2,611	(55)	81,080
Taxable municipal bonds	2,730	53	(3)	2,780
Tax free municipal bonds	36,473	1,968	(11)	38,430
Trust preferred securities	1,630	353	—	1,983
Mortgage-backed securities:
GNMA	21,462	288	(44)	21,706
FNMA	37,174	813	(48)	37,939
FHLMC	7,392	111	—	7,503
NON-AGENCY CMO	3,774	—	(288)	3,486
AGENCY CMO	16,096	283	(1)	16,378

	$207,255	6,484	(450)	213,289

The carrying amount of securities and their estimated fair values at December 31, 2015, was as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,001	—	(1)	2,000
U.S. Agency securities	91,694	1,727	(488)	92,933
Tax free municipal bonds	42,237	2,481	(59)	44,659
Taxable municipal bonds	6,190	52	(65)	6,177
Trust preferred securities	1,617	248	—	1,865
Mortgage-backed securities:
GNMA	29,990	239	(239)	29,990
FNMA	28,189	266	(152)	28,303
FHLMC	8,113	24	(51)	8,086
Non-Agency CMO	3,828	—	(174)	3,654
AGENCY CMO	19,570	71	(131)	19,510

	$233,429	5,108	(1,360)	237,177

The scheduled maturities of debt securities available for sale at September 30, 2016, were as follows (Dollars in Thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$4,579	4,590
Due in one to five years	13,932	14,287
Due in five to ten years	32,998	34,297
Due after ten years	14,052	15,211

	65,561	68,385
Amortizing agency bonds	55,796	57,892
Mortgage-backed securities	85,898	87,012

Total securities available for sale	$207,255	213,289

The scheduled maturities of debt securities available for sale at December 31, 2015, were as follows (Dollars in Thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$—	—
Due in one to five years	17,939	18,304
Due in five to ten years	42,151	42,793
Due after ten years	22,702	24,088

	82,792	85,185
Amortizing agency bonds	60,947	62,449
Mortgage-backed securities	89,690	89,543

Total securities available for sale	$233,429	237,177

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2016, are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$5,314	(13)	3,707	(42)	9,021	(55)
Taxable municipals	554	(3)	—	—	554	(3)
Tax free municipals	1,717	(11)	—	—	1,717	(11)
Mortgage-backed securities:
GNMA	3,458	(7)	4,938	(37)	8,396	(44)
FNMA	7,301	(36)	1,887	(12)	9,188	(48)
Agency CMO	1,057	(1)	—	—	1,057	(1)
NON-AGENCY CMOs	—	—	3,485	(288)	3,485	(288)

Total available for sale	$19,401	(71)	14,017	(379)	33,418	(450)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2015, were as follows:

	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses
				(Dollars in Thousands)
Available for sale
U.S. Treasury securities U.S. Agency securities Taxable municipals	$2,000 26,499 2,159	(1 (203 (32	) ) )	— 16,224 1,887	— (285 (33	) )	2,000 42,723 4,046	(1 (488 (65	) ) )
Tax free municipals	—	—		3,878	(59)		3,878	(59)
Mortgage-backed securities:
GNMA	10,840	(105)		11,508	(134)		22,348	(239)
FNMA	11,484	(87)		3,036	(65)		14,520	(152)
FHLMC	7,336	(51)		—	—		7,336	(51)
Non-Agency CMOs	—	—		3,654	(174)		3,654	(174)
AGENCY CMOs	9,781	(90)		1,991	(41)		11,772	(131)

Total Available for Sale	$70,099	(569)		42,178	(791)		112,277	(1,360)

At September 30, 2016, securities with a book value of approximately $118.0 million and a market value of approximately $123.7 million were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

At September 30, 2016, securities with a book and market value of $44.5 million were sold under agreements to repurchase from various customers.

(5) LOANS

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2016, and December 31, 2015. At September 30, 2016, and December 31, 2015, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	September 30, 2016 Amount	September 30, 2016 Percent	December 31, 2015 Amount	December 31, 2015 Percent
	(Dollars in thousands, except percentages)
Real estate loans:
One-to-four family (closed end) first mortgages	$146,744	25.0%	145,999	26.0%
Home equity lines of credit	34,563	5.9%	33,644	6.0%
Junior liens	1,601	0.3%	1,771	0.3%
Multi-family	32,418	5.5%	24,725	4.4%
Construction	37,775	6.5%	34,878	6.2%
Land	22,999	3.9%	22,453	4.0%
Farmland	46,877	8.0%	42,246	7.5%
Non-residential real estate	170,759	29.1%	149,711	26.6%

Total mortgage loans	493,736	84.2%	455,427	81.0%
Consumer loans	8,908	1.5%	20,324	3.6%
Commercial loans	83,684	14.3%	86,743	15.4%

Total other loans	92,592	15.8%	107,067	19.0%

Total loans, gross	586,328	100.0%	562,494	100.0%

Deferred loan cost, net of income	(453)		(445)
Less allowance for loan losses	(6,812)		(5,700)

Total loans	$579,063		556,349

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $45.6 million secured by the Bank’s loan portfolio to secure additional municipal deposits.

The allowance for loan losses totaled $6.8 million at September 30, 2016, $5.7 million at December 31, 2015, and $5.5 million at September 30, 2015, respectively. The ratio of the allowance for loan losses to total loans was 1.16% at September 30, 2016, 1.01% at December 31, 2015, and 0.97% at September 30, 2015. At December 31, 2015 and September 30, 2016, the Company had no loans past due more than 90 days still accruing interest. The following table indicates the type and level of non-accrual loans at the periods indicated below:

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
One-to-four family mortgages	$700	2,234	1,427
Home equity line of credit	124	48	48
Multi-family	1,772	1,968	1,968
Land	7,842	1,553	1,680
Non-residential real estate	248	247	672
Farmland	—	166	168
Consumer loans	31	8	—
Commercial loans	947	1,198	1,195

Total non-accrual loans	$11,664	7,422	7,158

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the nine month period ended September 30, 2016 (Dollars in Thousands):

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2015	2016	2016	2016	2016	9/30/2016
One-to-four family mortgages	$1,030	—	164	162	(224)	1,132
Home equity line of credit	201	(30)	12	134	18	335
Junior liens	8	—	14	3	(14)	11
Multi-family	227	—	—	68	213	508
Construction	377	—	—	429	—	806
Land	1,379	—	—	(266)	(69)	1,044
Non-residential real estate	1,139	—	6	138	(39)	1,244
Farmland	358	—	—	657	—	1,015
Consumer loans	358	(322)	122	(166)	221	213
Commercial loans	623	(322)	290	(22)	(65)	504

	$5,700	(674)	608	1,137	41	6,812

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2015 (Dollars in Thousands):

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

The table below presents past due and non-accrual balances at September 30, 2016, by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	144,121	466	700	753	704	—	146,744
Home equity line of credit	33,970	53	124	25	391	—	34,563
Junior liens	1,552	5	—	32	12	—	1,601
Multi-family	27,623	—	1,772	—	3,023	—	32,418
Construction	37,775	—	—	—	—	—	37,775
Land	14,562	—	7,842	37	558	—	22,999
Farmland	44,040	26	—	505	2,306	—	46,877
Non-residential real estate	160,096	—	248	5	10,410	—	170,759
Consumer loans	8,603	2	31	—	272	—	8,908
Commercial loans	79,450	34	947	666	2,587	—	83,684

Total	551,792	586	11,664	2,023	20,263	—	586,328

The table below presents past due and non-accrual balances at December 31, 2015, by loan classification allocated between performing and non-performing (Dollars in Thousands):

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2016, and December 31, 2015, by portfolio segment and based on the impairment method as of September 30, 2016, and December 31, 2015.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
September 30, 2016:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$83	—	452	—	70	$605
Collectively evaluated for impairment	421	1,850	2,315	1,478	143	6,207

Total ending allowance balance	$504	1,850	2,767	1,478	213	$6,812

Loans:
Loans individually evaluated for impairment	$3,534	8,400	17,759	1,931	303	$31,927
Loans collectively evaluated for impairment	80,150	52,374	232,295	180,977	8,605	554,401

Total ending loans balance	$83,684	60,774	250,054	182,908	8,908	586,328

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
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

The Company’s annualized net charge off ratios for nine month periods ended September 30, 2016, September 30, 2015, and the year ended December 31, 2015, was 0.02%, 0.37% and 0.29%, respectively. The ratios of allowance for loan losses to non-accrual loans at September 30, 2016, September 30, 2015, and December 31, 2015, were 58.40%, 76.70%, and 76.80%, respectively.

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

Substandard Assets - All consumer open-end and closed-end retail loans past due 90 cumulative days from the contractual date will be classified as 7 - Substandard. If a consumer/retail loan customer files bankruptcy, the loan will be classified as 7 - Substandard regardless of payment history.

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

At September 30, 2016, December 31, 2015, and September 30, 2015, the Company’s impaired loans totaled $31.9 million, $28.1 million and $23.5 million, respectively. At September 30, 2016, December 31, 2015 and September 30, 2015, the Company’s specific reserve for impaired loans totaled $605,000, $630,000 and $545,000 respectively. A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at September 30, 2016, and December 31, 2015, were as follows:

		Special	Impaired Loans			Specific Allowance for	Allowance for Loans not
September 30, 2016	Pass	Mention	Substandard	Doubtful	Total	Impairment	Impaired
	(Dollars in Thousands)
One-to-four family mortgages	$144,587	753	1,404	—	146,744	—	1,132
Home equity line of credit	34,023	25	515	—	34,563	—	335
Junior liens	1,557	32	12	—	1,601	—	11
Multi-family	27,623	—	4,795	—	32,418	351	157
Construction	37,775	—	—	—	37,775	—	806
Land	14,562	37	8,400	—	22,999	—	1,044
Non-residential real estate	160,096	5	10,658	—	170,759	101	1,143
Farmland	44,066	505	2,306	—	46,877	—	1,015
Consumer loans	8,605	—	303	—	8,908	70	143
Commercial loans	79,484	666	3,534	—	83,684	83	421

Total	$552,378	2,023	31,927	—	586,328	605	6,207

		Special	Impaired Loans			Specific Allowance for	Allowance for Loans not
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total	Impairment	Impaired
	(Dollars in Thousands)
One-to-four family mortgages	$142,729	41	3,229	—	145,999	60	970
Home equity line of credit	33,475	—	169	—	33,644	—	201
Junior lien	1,720	35	16	—	1,771	—	8
Multi-family	21,644	—	3,081	—	24,725	138	89
Construction	34,878	—	—	—	34,878	—	377
Land	11,794	41	10,618	—	22,453	69	1,310
Non-residential real estate	138,865	2,489	8,357	—	149,711	134	1,005
Farmland	41,917	—	329	—	42,246	—	358
Consumer loans	20,123	—	201	—	20,324	49	309
Commercial loans	84,317	352	2,074	—	86,743	180	443

Total	$531,462	2,958	28,074	—	562,494	630	5,070

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2016, were as follows:

	At September 30, 2016			For the nine month period ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance:
One-to-four family mortgages	$1,404	1,404	—	1,627	53
Home equity line of credit	515	515	—	257	14
Junior liens	12	12	—	13	1
Multi-family	2,085	2,085	—	3,920	47
Construction	—	—	—	—	—
Land	8,400	9,357	—	11,012	512
Farmland	2,306	2,306	—	913	84
Non-residential real estate	9,951	9,951	—	8,850	336
Consumer loans	24	24	—	37	2
Commercial loans	2,599	2,599	—	4,444	119

Total	27,296	28,253	—	31,073	1,168

Impaired loans with a specific allowance:
One-to-four family mortgages	—	—	—	786	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	2,710	2,781	351	310	105
Construction	—	—	—	—	—
Land	—	—	—	191	—
Farmland	—	—	—	—	—
Non-residential real estate	707	707	101	712	22
Consumer loans	279	279	70	227	—
Commercial loans	935	935	83	950	49

Total	4,631	4,702	605	3,176	176

Total impaired loans	$31,927	32,955	605	34,249	1,344

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2015, were as follows:

	At December 31, 2015			For the year ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$2,526	2,526	—	2,389	80
Home equity line of credit	169	169	—	457	7
Junior liens	16	16	—	17	1
Multi-family	2,128	2,128	—	2,797	126
Construction	—	—	—	—	—
Land	10,038	10,998	—	8,520	671
Non-residential real estate	7,640	7,640	—	283	404
Farmland	329	329	—	7,774	19
Consumer loans	5	5	—	3	—
Commercial loans	1,274	1,274	—	1,599	73

Total	24,125	25,085	—	23,839	1,381

Impaired loans with a specific allowance
One-to-four family mortgages	$703	703	60	709	40
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	953	953	138	318	17
Construction	—	—	—	—	—
Land	580	580	69	1,707	46
Non-residential real estate	717	717	134	836	28
Farmland	—	—	—	—	—
Consumer loans	196	196	49	194	—
Commercial loans	800	800	180	514	15

Total	3,949	3,949	630	4,278	146

Total impaired loans	$28,074	29,034	630	28,117	1,527

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

At December 31, 2015, the Company had eight loans, representing two lending relationships, classified as performing TDR’s. During the nine month period ended September 30, 2016, the Company added four loans to TDR status, representing one additional lending relationship, as a performing TDR. The loans added to TDR classification are paying interest only for one year while the customer attempts to sell the collateral. A summary of the activity in loans classified as TDRs for the nine month period ended September 30, 2016, is as follows:

	Balance at	New	Loss or	Loan	Removed from (Taken to)	Balance at
	12/31/15	TDR	Foreclosure	Amortization	Non-accrual	09/30/16
	(Dollars in Thousands)
Multi-family real estate	$—	816	—	—	—	816
Non-residential real estate	5,536	228	—	(77)	—	5,687

Total performing TDR	$5,536	1,044	—	(77)	—	6,503

A summary of the activity in loans classified as TDRs for the year ended December 31, 2015, is as follows:

	Balance at	New	Loss or	Loan	Removed from (Taken to)	Balance at
	12/31/14	TDR	Foreclosure	Amortization	Non-accrual	12/31/15
	(Dollars in Thousands)
Non-residential real estate	$3,284	2,265	—	(13)	—	5,536

Total performing TDR	$3,284	2,265	—	(13)	—	5,536

(6) NON-PERFORMING ASSETS

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

At September 30, 2016, December 31, 2015, and September 30, 2015, the Company had balances in other real estate and assets owned and non-accrual loans consisting of the following:

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
One-to-four family mortgages	$—	55	55
Home equity line of credit	68	—	—
Multi-family mortgages	141	—	—
Land	73	943	943
Non-residential real estate	459	738	738

Total other assets owned	$741	1,736	1,736
Total non-accrual loans	$11,664	7,422	7,158
Past due 90 days still accruing			1,486

Total non-performing assets	$12,405	9,158	10,380

Non-performing assets /Average assets	1.42%	1.02%	1.18%

The following is a summary of the activity in the Company’s real estate and other assets owned for the nine month period ending September 30, 2016:

	Balance	Activity During 2016		Reduction	Gain (Loss)	Balance
	12/31/2015	Foreclosures	Proceeds	in Values	on Sale	9/30/2016
	(Dollars in Thousands)
One-to-four family mortgages	$55	—	(43)	—	(12)	$—
Home equity line of credit	—	68	—	—	—	68
Multi-family real estate	—	141	—	—	—	141
Land	943	130	(987)	—	(13)	73
Non-residential real estate	738	—	(270)	—	(9)	459
Consumer	—	15	(19)	—	4	—

Total	$1,736	354	(1,319)	—	(30)	$741

The following is a summary of the activity in the Company’s real estate and other assets owned for the year ended December 31, 2015:

	Activity During 2015
	Balance			Reduction	Loss	Balance
	12/31/2014	Foreclosures	Proceeds	in Values	on Sale	12/31/2015
	(Dollars in Thousands)
One-to-four family mortgages	$159	105	(194)	—	(15)	$55
Land	1,768	—	(124)	—	(701)	943
Non-residential real estate	—	738	—	—	—	738

Total	$1,927	843	(318)	—	(716)	$1,736

(7) INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust 1 (“Trust”), a wholly-owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Statements of Financial Condition

	At	At
	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Assets - investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities	—	—
Stockholder’s equity – trust preferred securities	10,000	10,000
Common stock (100% Owned by HopFed Bancorp, Inc.)	310	310

Total stockholders’ equity	$10,310	10,310

Summary Statement of Income

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$102	87	$296	264

Net income	$102	87	$296	264

Summary Statement of Stockholders’ Equity

(For the nine month period ended September 30, 2016)

(Dollars in Thousands)

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholders’ Equity
Beginning balances, December 31, 2015	$10,000	310	—	10,310
Net income	—	—	296	296
Dividends:
Trust preferred securities	—	—	(287)	(287)
Common paid to HopFed Bancorp, Inc.	—	—	(9)	(9)

Ending balances, September 30, 2016	$10,000	310	—	10,310

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at September 30, 2016, are summarized below:

Description	Total carrying value in the consolidated balance sheet at September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Available for sale securities	$213,289	2,004	209,302	1,983

The assets and liabilities measured at fair value on a recurring basis at December 31, 2015, are summarized below

Description	Total carrying value in the consolidated balance sheet at December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Available for sale securities	$237,177	2,000	233,312	1,865

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2016:

Description	Total carrying value in the consolidated balance sheet at September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Other real estate and other assets owned	$741	—	—	$741
Impaired loans, net of allowance of $605	$4,026	—	—	$4,026

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2015:

Description	Total carrying value in the consolidated balance sheet at December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Other real estate and other assets owned	$1,736	—	—	$1,736
Impaired loans, net of allowance of $630	$3,319	—	—	$3,319

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine month periods ended September 30, 2016, and September 30, 2015, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2016		2015
Nine month period ended September 30,	Other Assets	Other Liabilities	Other Assets	Other Liabilities
	(Dollars in Thousands)
Fair value, January 1,	$1,865	—	1,489	—
Change in unrealized gain included in other comprehensive income for assets and liabilities still held at September 30,	105	—	289	—
Accretion of previous discounted amounts	13		12
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value, September 30,	$1,983	—	1,790	—

The estimated fair values of financial instruments were as follows at September 30, 2016:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$24,741	24,741	24,741	—	—
Interest-earning deposits	4,695	4,695	4,695	—	—
Securities available for sale	213,289	213,289	2,004	209,302	1,983
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	1,547	1,547	—	1,547	—
Loans receivable	579,063	573,655	—	—	573,655
Accrued interest receivable	3,603	3,603	—	3,603	—
Financial liabilities:
Deposits	712,317	712,426	130,327	582,099	—
Advances from borrowers for taxes and insurance	1,111	1,111	—	1,111	—
Advances from Federal Home Loan Bank	11,000	11,022	—	11,022	—
Repurchase agreements	44,465	44,465	—	44,465	—
Subordinated debentures	10,310	10,099	—	—	10,099

The estimated fair values of financial instruments were as follows at December 31, 2015:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$46,926	46,926	46,926	—	—
Interest-earning deposits	7,772	7,772	7,772	—	—
Securities available for sale	237,177	237,177	2,000	233,312	1,865
Federal Home Loan Bank stock	4,428	4,428	—	4,428	—
Loans held for sale	2,792	2,792	—	2,792	—
Loans receivable	556,349	552,981	—	—	552,981
Accrued interest receivable	4,139	4,139	—	4,139	—
Financial liabilities:
Deposits	739,406	724,877	—	724,877	—
Advances from borrowers for taxes and insurance	614	614	—	614	—
Advances from Federal Home Loan Bank	15,000	14,985	—	14,985	—
Repurchase agreements	45,770	45,931	—	45,931	—
Subordinated debentures	10,310	10,099	—	—	10,099

(9) EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for the Company beginning January 1, 2016, though early adoption was permitted. The implementation of ASU 2015-01 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance in this update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance is intended to reduce complexity in financial reporting. The elimination of the restatement requirement should simplify financial reporting for many entities. However, recognizing the entire impact of a measurement period adjustment in a single reporting period may introduce earnings volatility and reduce comparability between periods when the adjustments are material. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2015. Early application was permitted for financial statements that have not been issued. The implementation of ASU 2015-16 did not have a material impact on the Company’s Consolidated Financial Statements.

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

ASU 2016-05 “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017, and is not expected to have a significant impact on our financial statements.

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

ASU 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are evaluating the impact adoption of ASU 2016-15 will have on our consolidated financial statements.

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

(11) OTHER ASSETS

The Company has invested in two flow-through limited liability entities that manage and invest in affordable housing projects that qualify for historic, low-income and elderly housing tax credits. At September 30, 2016, the Company’s total investment in each entity was $39,250 and $923,000, respectively. The Company has no future capital commitments to either entity. The amounts recognized in net income for these investments for the three and nine month periods below include:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Investment loss included in pre-tax net income	$55	55	$165	165
Tax credits recognized in provision for income taxes	—	24	—	72

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

The Company made its first ESOP loan payment in December 2015. In January 2016, the ESOP and Company revised the loan to the ESOP converting the loan to a closed end note with total payments of approximately $780,000 per year for a term of eleven years. At September 30, 2016, the Company’s accrued liability for the loan payment is $528,000. At September 30, 2016, shares held by the ESOP were as follows:

September 30, 2016
(Dollars in Thousands, Except Shares)
Accrued to allocation to participants	32,226
Earned ESOP shares	53,587
Unearned ESOP shares	514,187

Total ESOP shares	600,000

Fair value of unearned shares	$5,758,894

(13) COMMITMENTS AND CONTINGENCIES

At September 30, 2016, certificates of deposits scheduled to mature in one year or less from September 30, 2016, totaled $135.8 million. At September 30, 2016, the Company has $32.4 million in time deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year and $41.5 million in time deposits greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank. At September 30, 2016, the Company has deposit balances of $29.5 million that exceed FDIC insurance limits without additional collateral pledged.

At September 30, 2016, the Company had the following off-balance sheet commitments (in thousands):

Standby letters of credit	$250
Unused home equity lines of credit	$31,597
Unused commercial lines of credit	$61,787
Unused unsecured personal lines of credit	$16,256
Unfunded commitments to originate commercial loans	$33,863

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2016, the Bank has pledged all eligible 1-4 family first mortgages. At September 30, 2016, the Bank has outstanding borrowings of $11.0 million from the FHLB. At September 30, 2016, the Bank had $49.2 million in additional borrowing capacity with the FHLB which includes an overnight line of credit of $30.0 million. The Bank has an $8 million unsecured overnight borrowing capacity from a correspondent bank. A schedule of FHLB borrowings at September 30, 2016, is provided below:

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

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. The Board of Directors and senior management are required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management’s policies. The FDIC has adopted all guidelines applicable to state nonmember banks in each case. At September 30, 2016, the Bank exceeded all regulatory capital requirements. The table below presents certain information relating to the Company’s and Bank’s capital compliance at September 30, 2016:

	Company				Bank
	Amount		Percent		Amount		Percent
	(Dollars in Thousands, Except Percentages)
Common equity tier 1 capital ratio Tier 1 leverage ratio	$ $	93,478 93,478	15.77 10.87	% %	$ $	92,041 92,041	15.60 10.75	% %
Tier 1 risk-based capital ratio		$93,478	15.77%			$92,041	15.60%
Total risk based capital ratio		$100,290	16.92%			$98,853	16.76%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated condensed financial statements as of September 30, 2016, and December 31, 2015, and for the three and nine month periods ended September 30, 2016, and September 30, 2015, included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereon included in the Company’s 2015 Annual Report to Stockholders on Form 10-K.

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

Comparison of Financial Condition at September 30, 2016, and December 31, 2015

At September 30, 2016, total assets declined $31.3 million, to $871.9 million as compared to $903.2 million at December 31, 2015, largely due to lower levels of time deposits, investments available for sale, and cash on hand offset by an increase in loans. At September 30, 2016, total cash and cash equivalents was $29.4 million, representing a decline of $25.3 million decline as compared to December 31, 2015. Securities available for sale declined from $237.2 million at December 31, 2015, to $213.3 million at September 30, 2016. At September 30, 2016, and December 31, 2015, securities classified as “available for sale” had an amortized cost of $207.3 million and $233.4 million, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost were $4.4 million at December 31, 2015, and September 30, 2016. Total FHLB borrowings were $11.0 million at September 30, 2016, as compared to $15.0 million at December 31, 2015. Total repurchase balances declined from $45.8 million at December 31, 2015, to $44.5 million at September 30, 2016. Net loans totaled $579.1 million and $556.3 million at September 30, 2016, and December 31, 2015, respectively.

At September 30, 2016, deposits declined $27.1 million, from $739.4 million at December 31, 2015, to $712.3 million at September 30, 2016. At September 30, 2016, non-interest checking account balances are $130.3 million, or 18.3% of total deposits as compared to $125.1 million, or 16.9% of total deposits at December 31, 2015. At September 30, 2016, time deposits were $300.7 million, representing a $14.0 million decline as compared to December 31, 2015.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2016, and September 30, 2015.

Net Income. The Company’s net income was $1.8 million for the nine month period ended September 30, 2016, as compared to $1.7 million for the nine month period ended September 30, 2015. For the nine month period ended September 30, 2015, net income and net interest income were influenced by a $830,000 recovery on a previously non-accrual investment in First Financial Services Corporation (“FFKY”) upon its sale in January 2015 to Your Community Bank of Indiana (“YCB”).

Net Interest Income. Net interest income for the nine month period ended September 30, 2016, was $19.8 million, compared to $20.2 million for the nine month period ended September 30, 2015. The decrease in net interest income for the nine months ended September 30, 2016, as compared to September 30, 2015, was largely due to the collection of past due investment income in 2015.

For the nine month periods ended September 30, 2016, the average yield on loans was 4.55%, as compared to 4.58% for the nine month period ended September 30, 2015. For the nine month periods ended September 30, 2016, and September 30, 2015, income on taxable securities was $3.5 million and $5.0 million, respectively. For the nine month period ending September 30, 2016, the tax equivalent yield on taxable and tax free securities were 2.43% and 5.05%, respectively, as compared to 3.16% and 4.68% for the nine month period ended September 30, 2015, respectively. For the nine month period ended September 30, 2015, the receipt of non-accrual interest added 0.53% to the Company’s yield on taxable securities.

For the nine month periods ended September 30, 2016, and September 30, 2015, the Company’s cost of interest bearing liabilities was 0.80% and 0.95%, respectively. The average cost of retail time deposits declined from 1.16% for the nine month period ended September 30, 2015, to 0.95% for the nine month period ended September 30, 2016. At September 30, 2016, and September 30, 2015, the Company’s net interest margin was 3.36% and 3.40%, respectively. For the nine month period ended September 30, 2015, the receipt of past due investment interest added 0.13% to the Company’s net interest margin.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine-month periods ended September 30, 2016, and September 30, 2015. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine-month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $506,000 for September 30, 2016, and $625,000 for September 30, 2015, for a tax equivalent rate using a cost of funds rate of 0.80% for September 30, 2016, and 0.95% for September 30, 2015. The table adjusts tax-free loan income by $20,000 for September 30, 2016, and $5,000 for September 30, 2015, respectively, for a tax equivalent rate using the same cost of funds rate (Table Amounts in Thousands, Except Percentages):

	Average	Income &	Average	Average	Income &	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	09/30/2016	09/30/2016	09/30/2016	09/30/2015	09/30/2015	09/30/2015
Loans	$562,870	$19,195	4.55%	$550,047	$18,900	4.58%
Investments AFS taxable	194,657	3,544	2.43%	208,721	4,953	3.16%
Investments AFS tax free	40,283	1,525	5.05%	53,859	1,892	4.68%
Interest earning deposits	8,168	38	0.62%	5,096	11	0.29%

Total interest earning assets	805,978	24,302	4.02%	817,723	25,756	4.20%

Other assets	74,212			74,136

Total assets	$880,190			$891,859

Retail time deposits	$257,790	1,835	0.95%	$289,157	2,516	1.16%
Brokered deposits	35,853	294	1.09%	32,706	279	1.14%
Interest bearing checking accounts	203,736	888	0.58%	195,929	810	0.55%
MMDA and savings accounts	98,510	129	0.17%	95,016	146	0.20%
FHLB borrowings	12,876	134	1.39%	17,315	206	1.59%
Repurchase agreements	44,186	421	1.27%	43,726	368	1.12%
Subordinated debentures	10,310	287	3.71%	10,310	553	7.15%

Total interest bearing liabilities	663,261	3,988	0.80%	684,159	4,878	0.95%

Non-interest bearing deposits	124,788			112,198
Other non-interest bearing liabilities	3,501			4,363
Stockholders’ equity	88,640			91,139

Total liabilities and stockholders’ equity	$880,190			$891,859

Net change in interest earning assets and interest bearing liabilities		$20,314			$20,878

Interest rate spread			3.22%			3.25%

Net interest margin		3.36%			3.40%

Interest Income. For the nine month periods ended September 30, 2016, and September 30, 2015, the Company’s total interest income was $23.8 million and $25.1 million, respectively. For the nine month period ended September 30, 2016, and September 30, 2015, interest income on loans was $19.2 million and $18.9 million, respectively. The average balance of loans receivable increased from $550.0 million for the nine month period ended September 30, 2015, to $562.9 million for the nine month period ended September 30, 2016. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 119.5% for the nine months ended September 30, 2015, to 121.5% for the nine months ended September 30, 2016.

Interest Expense. Interest expense declined $890,000 for the nine month period ended September 30, 2016, as compared to the nine month period ended September 30, 2015. For the nine month period ending September 30, 2016, the Company’s interest expense on FHLB advances was $134,000, compared to $206,000 for the nine month period ended September 30, 2015. The average cost of FHLB borrowings were 1.59% for the nine months ended September 30, 2015, and 1.39% for the nine months ended September 30, 2016.

For the nine month period ended September 30, 2016, the average balance of interest bearing retail time deposits declined to $257.8 million, as compared to $289.2 million for the nine month period ended September 30, 2015. The average cost of retail time deposits for the nine month periods ended September 30, 2016, and September 30, 2015, was 0.95% and 1.16%, respectively. The decline in the average balance of retail time deposits is a result of management’s emphasis on the growth of our non-interest checking products to reduce or reliance on higher costing time deposits.

The average cost of brokered deposits declined from 1.14% for the nine months ended September 30, 2015, to 1.09% for the nine months ended September 30, 2016. Over the same period, the average balance of brokered deposits was $35.9 million, for the nine month period ended September 30, 2016, as compared to $32.7 million for the nine month period ended September 30, 2015. For the nine month period ended September 30, 2016, the Company’s total cost of deposits was 0.58% as compared to 0.69% for the nine month period ended September 30, 2015.

The average balance of repurchase agreements increased from $43.7 million for the nine months ended September 30, 2015, to $44.2 million for the nine month period ended September 30, 2016. The average cost of repurchase agreements was 1.12% for the nine months ended September 30, 2015, and 1.27% for the nine month period ended September 30, 2016. The increase in the cost of repurchase agreements is due to the fact that many are indexed to the Federal Funds rate. On September 18, 2016, the Company had a $6.0 million wholesale repurchase agreement with an interest rate of 4.36% mature.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $1.2 million in provision for loan loss was required for the nine month period ended September 30, 2016, compared to a $760,000 provision for loan loss expense for the nine month period ended September 30, 2015.

Non-Interest Income. There was a $218,000 increase in non-interest income in the nine month period ended September 30, 2016, as compared to the nine month period ended September 30, 2015. For the nine month period ended September 30, 2016, the Company earned $1.2 million in mortgage origination income as compared to $865,000 during the nine month period ended September 30, 2015. The Company’s income for services charges declined by $90,000 for the nine month period ended September 30, 2016, as compared to the nine month period ended September 30, 2015. The Company’s financial services commission declined from $539,000 for the nine month period ended September 30, 2015, to $455,000 in the nine month period ended September 30, 2016. For the nine month period ended September 30, 2016, gains on the sale of securities were $422,000, as compared to $552,000 for the nine month period ended September 30, 2015.

Non-Interest Expenses. There was a $612,000 decrease in total non-interest expenses in the nine-month period ended September 30, 2016, as compared to the nine month period ended September 30, 2015. The most significant change in non-interest expenses was a $502,000 decline in salaries and benefits expenses. For the nine month period ended September 30, 2015, the Company experienced a $716,000 loss on the sale of other assets, as compared to $30,000 for the nine month period ended September 30, 2016.

Income Taxes. The effective tax rate for the nine month periods ending September 30, 2016, was 5.4%, as compared to 10.3% for the nine month period ended September 30, 2015. The lower effective tax rates for the nine month periods ended September 30, 2016, and September 31, 2015, are the result of a the Company utilizing both tax credits and tax losses to reduce its current income tax liability.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2016, and September 30, 2015.

Net Income. The Company’s net income was $985,000 for the three month period ended September 30, 2016, as compared to net income of $510,000 for the three month period ended September 30, 2015. Improved levels of net income for the three month period ended September 30, 2016, as compared to September 30, 2015, was largely the result of higher average balances of loans outstanding and lower levels of interest expense.

Net Interest Income. Net interest income for the three month period ended September 30, 2016, was $6.7 million, compared to $6.4 million for the three month period ended September 30, 2015. For the three month period ended September 30, 2016, the average balance and yield on loans was $575.1 million and 4.57%, respectively. For the three month period ended September 30, 2015, the average balance and yield on loans was $555.8 million and 4.59%, respectively. For the three month period ended September 30, 2016, and September 30, 2015, income on taxable securities was $1.1 million and $1.2 million, respectively. For the three month period ending September 30, 2016, the tax equivalent yield on taxable and tax free securities were 2.37% and 5.07%, respectively, as compared to 2.52% and 4.66% for the three month period ended September 30, 2015, respectively.

For the three month periods ended September 30, 2016, and September 30, 2015, the Company’s cost of interest bearing liabilities was 0.80% and 0.97%, respectively. The average cost of retail time deposits declined from 1.17% for the three month period ended September 30, 2015, to 0.96% for the three month period ended September 30, 2016. At September 30, 2016, and September 30, 2015, the Company’s net interest margin was 3.41% and 3.25%, respectively.

Average Balances, Yields and Interest Expenses. The table below summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended September 30, 2016, and September 30, 2015. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $162,000 for September 30, 2016, and $197,000 for September 30, 2015, for a tax equivalent rate using a cost of funds rate of 0.80% for September 30, 2016, and 0.97% for September 30, 2015. The table adjusts tax-free loan income by $6,000 for September 30, 2016, and $3,000 for September 30, 2015, respectively, for a tax equivalent rate using the same cost of funds rate (Table Amounts in Thousands, Except Percentages):

	Average	Income &	Average	Average	Income &	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	09/30/2016	09/30/2016	09/30/2016	09/30/2015	09/30/2015	09/30/2015
Loans	$575,083	6,575	4.57%	$555,792	6,377	4.59%
Investments AFS taxable	185,812	1,099	2.37%	196,524	1,237	2.52%
Investments AFS tax free	38,467	488	5.07%	51,063	595	4.66%
Interest earning deposits	5,517	10	0.73%	6,305	3	0.19%

Total interest earning assets	804,879	8,172	4.06%	809,684	8,212	4.06%

Other assets	69,248			67,860

Total assets	$874,127			$877,544

Retail time deposits	255,840	617	0.96%	286,516	840	1.17%
Brokered deposits	38,574	107	1.11%	30,149	89	1.18%
Interest bearing checking accounts	191,721	278	0.58%	191,903	272	0.57%
MMDA and savings accounts	99,077	42	0.17%	94,679	45	0.19%
FHLB borrowings	14,022	33	0.94%	10,685	71	2.66%
Repurchase agreements	46,282	139	1.20%	47,124	130	1.10%
Subordinated debentures	10,310	99	3.84%	10,310	186	7.22%

Total interest bearing liabilities	655,826	1,315	0.80%	671,366	1,633	0.97%

Non-interest bearing deposits	125,598			114,319
Other non-interest bearing liabilities	3,781			4,574
Stockholders’ equity	88,922			87,285

Total liabilities and stockholders’ equity	$874,127			$877,544

Net change in interest earning assets and interest bearing liabilities		$6,857			$6,579

Interest rate spread			3.26%			3.09%

Net interest margin		3.41%			3.25%

Interest Income. For the three month periods ended September 30, 2016, and September 30, 2015, the Company’s total interest income was $8.0 million, respectively. For the three month period ended September 30, 2016, and September 30, 2015, interest income on loans was $6.6 million and $6.4 million, respectively. The average balance of loans receivable increased from $555.8 million for the three month period ended September 30, 2015, to $575.1 million for the three month period ended September 30, 2016. For the three month period ended September 30, 2016, and September 30, 2015, the average yield on loans was 4.57% and 4.59%, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 120.6% for the three month period ended September 30, 2015, to 122.7% for the three month period ended September 30, 2016.

Interest Expense. For the three month period ended September 30, 2016, the Company’s total interest expense was $1.3 million, representing a decline of $318,000 as compared to the three month period ended September 30, 2015. For the three month period ending September 30, 2016, the Company’s interest expense on FHLB advances was $33,000, compared to $71,000 for the three month period ended September 30, 2015. The average cost of FHLB borrowings were 2.66% for the three month period ended September 30, 2015, and 0.94% for the three month period ended September 30, 2016.

For the three month period ended September 30, 2016, the average balance of interest bearing retail time deposits declined $30.7 million to $255.8 million, as compared to $286.5 million for the three month period ended September 30, 2015. The average cost of retail time deposits for the three month periods ended September 30, 2016, and September 30, 2015, was 0.96% and 1.17%, respectively.

For the three month period ended September 30, 2016, the average balance of brokered deposits was $38.6 million, as compared $30.1 million for the three month period ended September 30, 2015. The average cost of brokered deposits declined from 1.18% for the three month period ended September 30, 2015, to 1.11% for the three month period ended September 30, 2016. For the three month period ended September 30, 2016, the Company’s total cost of deposits was 0.59% as compared to 0.69% for the three month period ended September 30, 2015.

The average balance of repurchase agreements decreased from $47.1 million for the three month period ended September 30, 2015, to $46.3 million for the three month period ended September 30, 2016. The average cost of repurchase agreements was 1.10% for the three month period ended September 30, 2015, and 1.20% for the three month period ended September 30, 2016. The increase in the cost of repurchase agreements is due to the fact that many are indexed to the federal funds rate.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $255,000 in provision for loan loss was required for the three month period ended September 30, 2016, compared to a $275,000 provision for loan loss expense for the three month period ended September 30, 2015.

Non-Interest Income. There was a $9,000 increase in non-interest income in the three month period ended September 30, 2016, as compared to the three month period ended September 30, 2015. For the three month period ended September 30, 2016, the Company earned $415,000 in mortgage origination income as compared to $345,000 during the three month period ended September 30, 2015. The Company’s service charge income was $719,000 for the three month period ended September 30, 2016, compared to $750,000 for the same period in 2015. For the three month period ended September 30, 2016, gains on the sale of securities were $79,000, as compared to $103,000 for the three month period ended September 30, 2015. For the three month period ended September 30, 2016, the Company’s financial services income was $131,000, as compared to $186,000 for the three month period ended September 30, 2015.

Non-Interest Expenses. There was a $200,000 decline in total non-interest expenses in the three month period ended September 30, 2016, as compared to the three month period ended September 30, 2015. For the three month period ended September 30, 2016, salaries and benefit expenses were $3.8 million, a reduction of $203,000 as compared to the three month period ended September 30, 2015. For the three month period ended September 30, 2016, expenses related to other real estate owned were $182,000, as compared to $202,000 for the three month period ended September 30, 2015, due to legal expenses incurred as the result of customer bankruptcy filings.

Income Taxes. The effective tax rate for the three month period ending September 30, 2016, was 4.0% due to the lower level of taxable net interest income and the use of tax credits and tax losses. For the three month period ended September 30, 2015, the Company’s taxable net income was weak and we received a tax benefit during the period.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement and on its table on page 50 that provides the yields and cost of assets and liabilities.

At September 30, 2016, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date
8/6/2014	0.75%	2,842,000	10/06/2016
10/13/2011	1.35%	2,086,000	10/13/2016	(1)
3/9/2012	1.00%	3,044,000	12/9/2016	(1)
1/15/2016	0.75%	3,077,000	12/15/2016
7/9/2012	1.05%	1,446,000	1/9/2017	(1)
1/9/2015	1.00%	2,077,000	4/9/2017
1/15/2016	1.00%	2,028,000	5/15/2017
10/16/2015	0.85%	4,042,000	7/16/2017
7/27/2015	1.00%	1,500,000	7/24/2017	(1)
8/16/16	0.75%	2,153,000	10/16/2017
7/22/2016	0.75%	2,070,000	11/22/2017
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018
7/29/2016	0.85%	1,887,000	3/29/2018
8/16/2016	1.00%	1,008,000	2/19/2019
7/22/2016	1.00%	2,138,000	5/22/2019
7/29/2016	1.05%	2,964,000	7/29/2019
8/16/2016	1.10%	1,978,000	8/16/2019

Total		$41,374,000

(1)	Denotes brokered deposit with rising rate feature in which the Bank has a call option.

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

The Company’s analysis at September 30, 2016, indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at September 30, 2016, for the twelve month period ending September 30, 2017, is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars In Thousands)
Net interest income	$25,937	$27,371	$28,458	$29,482	$30,163

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2016.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the nine months ended September 30, 2016, to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting includes (as such term’s defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act during the Company’s fiscal quarter ended September 30, 2016, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has no material pending legal proceedings

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

N/A

(b)	Use of Proceeds. Not applicable

(c)	Repurchase of Equity Securities

			Total number	Maximum
			of shares	Number of
			Purchased	Shares that
	Total		as part of	Yet may be
	Number of	Average	Publically	Purchased Under
	Shares	Price Paid	Announced	the Program at
Period	Purchased	Per Share	Programs	the End of the Period
July 1, 2016, to July 31, 2016	—	—	1,824,106	114,580
August 1, 2016, to August 31, 2016	821	$11.40	1,824,927	113,759
September 1, 2016, to September 30, 2016	15,208	$11.44	1,840.135	98,551

Total	16,029	$11.44	1,840,135	98,551

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of September 30, 2016, (unaudited) and December 31, 2015, (ii) Consolidated Condensed Statements of Income for the three and nine month periods ended September 30, 2016, and September 30, 2015 (unaudited), (iii) Consolidated Condensed Statement of Comprehensive Income for the three and nine month periods ended September 30, 2016, and September 30, 2015 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity, for the nine month periods ended September 30, 2016, and September 30, 2015 (unaudited); and (v) Consolidated Condensed Statement of Cash Flows, for the nine month periods ended September 30, 2016 and September 30, 2015 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 9, 2016	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 9, 2016	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer