Form 10-K
period 2016-12-31
HOPFED BANCORP INC
filed 2017-03-15
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($11.59 per share) at which the stock was sold on June 30, 2016, was approximately $74,901,029. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 6, 2017, 6,716,679 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2016.

Part III:

Portions of the definitive proxy statement for the 2017 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

In February 1998, HopFed Bancorp, Inc. (the “Corporation”) issued and sold 4,033,625 shares of common stock, par value $.01 per share (the “Common Stock”), in connection with the conversion of Hopkinsville Federal Savings Bank (the “Savings Bank”) from a federal mutual savings bank to a federal stock savings bank and the issuance of the Savings Bank’s capital stock to the Corporation. The conversion of the Savings Bank, the acquisition of all of the outstanding capital stock of the Savings Bank by the Corporation and the issuance and sale of the Common Stock are collectively referred to herein as the “Conversion.” In June of 2010, the Corporation issued and sold 3,333,334 shares of common stock, par value $0.01 per share in connection with a common stock offering. In July 2010, the Corporation issued and sold an additional 250,000 shares of common stock. Both sales were completed at an offering price of $9.00 per share ($8.55 net of expenses). After underwriting fees and selling expenses, the Corporation received additional capital proceeds of approximately $30.4 million.

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. was incorporated under the laws of the State of Delaware in May 1997 at the direction of the Board of Directors of the Bank to serve as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank in the Conversion. On June 5, 2013, the Corporation’s bank subsidiary, Heritage Bank, changed its name to Heritage Bank USA, Inc., (the “Bank”), converting its charter from a federal thrift to a Kentucky state chartered commercial bank. Likewise, the Corporation converted its charter to a Federal Reserve non-member commercial bank holding company. The Corporation’s assets primarily consist of the outstanding capital stock of the Bank. The Corporation’s principal business is overseeing the business of the Bank. See “Regulation – Regulation of the Company.” As a holding company, the Corporation has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The consolidated results of the Bank and the Corporation are referred to as the Company. The Company’s executive offices are located at 4155 Lafayette Road, Hopkinsville, Kentucky 42240, and its main telephone number is (270) 885-1171. The Company’s mailing address is P.O. Box 537, Hopkinsville, Kentucky 42241-0537.

Heritage Bank USA, Inc.

The Bank is a Kentucky state chartered commercial bank headquartered in Hopkinsville, Kentucky, with branch offices in Kentucky and Tennessee. The Kentucky locations include Hopkinsville, Murray, Cadiz, Elkton, Fulton, Calvert City and Benton. The Tennessee locations include Clarksville, Pleasant View, Ashland City, Kingston Springs and Erin. In October 2014, the Bank opened a loan production office in Nashville, Tennessee. In October 2016, the Bank opened a loan production office in Brentwood, Tennessee. The Bank was incorporated by the Commonwealth of Kentucky in 1879 under the name Hopkinsville Building and Loan Association. In 1940, the Bank converted to a federal mutual savings association and received federal insurance of its deposit accounts. In 1983, the Bank became a federal mutual savings bank. On May 14, 2002, the Bank changed its name from Hopkinsville Federal Bank to Heritage Bank. On June 5, 2013, the Bank changed its legal name to Heritage Bank USA, Inc. The primary market area of the Bank consists of the adjacent counties of Calloway, Christian, Todd, Trigg, Fulton, and Marshall located in southwestern Kentucky and Montgomery, Cheatham, Houston, Davidson, Obion and Weakley counties located in Tennessee.

The business of the Bank primarily consists of attracting deposits from the general public and investing such deposits in loans secured by single family residential real estate and investment securities, including U.S. Government and agency securities, municipal and corporate bonds, collateralized mortgages obligations (CMOs), and mortgage-backed securities. The Bank also originates single-family residential/construction loans and multi-family and commercial real estate loans, as well as loans secured by deposits, other consumer loans and commercial loans. The Bank emphasizes the origination of commercial and real estate loans.

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

The Bank owns Fort Webb LP, LLC, which owns a limited partnership interest in Fort Webb LP, LLC, a low income senior citizen housing facility in Bowling Green, Kentucky. The facility offers apartments for rent for those senior citizens who qualify and is managed by the Bowling Green, Kentucky Housing Authority. The Company receives tax credits and Community Reinvestment Credits for its original $420,000 investment. At December 31, 2016, the Company has no remaining balance on its books related to Fort Webb, LP, LLC. However, we anticipate that the Company will continue to receive tax benefits in the form of partnership depreciation expense for several years.

The following chart outlines the Bank’s market share in our six largest markets at June 30, 2012, 2013, 2014, 2015 and 2016, according to information provided by the FDIC Market Share Report:

	At June 30
	2012	2013	2014	2015	2016
Calloway	15.3%	14.1%	13.7%	13.2%	12.8%
Christian	22.5%	22.1%	22.6%	20.0%	17.9%
Fulton	53.9%	52.0%	51.0%	49.1%	47.5%
Marshall	14.9%	12.9%	11.9%	10.6%	9.4%
Cheatham	17.8%	18.9%	20.0%	23.4%	23.1%
Montgomery	3.0%	2.6%	2.5%	2.7%	2.1%

Growth Opportunities

For the year ended December 31, 2016, the Company’s net loan portfolio balance was $604.3 million, representing an increase of $47.9 million, or 8.6%, as compared to December 31, 2015. For the six month period ended June 30, 2016, net loan growth was $4.4 million. For the six month period beginning July 1, 2016, and ended December 31, 2016, loan growth was approximately $43.5 million.

In 2016, the Company’s loan growth largely occurred in two markets. For the year ended December 31, 2016, the Company’s Christian County, Kentucky, market experienced loan growth of $31.4 million, or 30.6%. The Company’s loan growth in its home market was the result of improving sentiment on the future of the economy and long term marketing efforts by our loan officers. At December 31, 2016, the Christian County, Kentucky, market had loan balances of $127.0 million. The Nashville, Tennessee, loan production office (“Nashville LPO”) experienced loan growth of $26.3 million for the year ended December 31, 2016. At December 31, 2016, the Nashville LPO had loan balances of $42.5 million.

For the year ended December 31, 2016, the Company’s non-residential loan portfolio grew by $40.2 million, or approximately 18.7%, as compared to December 31, 2015. At December 31, 2016, the Company’s non-owner occupied non-residential loan portfolio (“NOOCRE”) was $104.3 million, representing an increase of $36.9 million, as compared to December 31, 2015. At December 31, 2016, the Company’s growth in NOOCRE largely occurred in the following asset categories:

Asset category	2016 Growth
Retail	$12.6 million
Hotel	$3.3 million
Office building	$5.0 million
Warehouse / Other	$8.5 million
Construction	$4.3 million
Farmland	$5.6 million

For the year ended December 31, 2016, the Company’s multi-family and construction loan portfolios grew by $9.6 million and $4.3 million, respectively, as compared to the year ended December 31, 2015. At December 31, 2016, total consumer loans and loans secured by deposits totaled $8.7 million, a decline of $11.6 million as compared to December 31, 2015. The reduction in consumer loans for the year ended December 31, 2016, was largely the result of the liquidation of collateral on one large loan relationship.

The Company has chosen not to seek land loans to augment loan growth. At December 31, 2009, total land loans were $64.5 million, as compared to $23.8 million at December 31, 2016. At December 31, 2016, the Company has $8.2 million in land loans classified as substandard, representing 28.0% of all substandard loans and 34.4% of total land loans. At December 31, 2016, $7.7 million of land loans are in non-accrual status, representing 84.6% of total non-accrual loan balances. At December 31, 2016, the Company has chosen not to incur the additional risk associated with these types of lending relationships and remains committed to resolving the small number of adversely classified loans in our portfolio.

In October 2014, the Company opened a loan production office in Nashville, Tennessee (“Nashville”). Nashville is approximately 70 miles from the Company’s headquarters and one of the fastest growing markets in the country. The Company’s goal was to establish a successful loan production office and use that success to build a modest branch network into the suburban areas surrounding Nashville. As the demographic information on the following pages suggest, the Nashville MSA provides the Company with an unlimited amount of growth opportunities not found in our more rural markets. In October of 2016, the Company opened a second loan production office in the Nashville suburb of Brentwood, Tennessee (“Brentwood LPO”). The purpose of the Brentwood LPO is to enhance our ability to originate residential home mortgages sold on the secondary market.

For the year ended December 31, 2015, the Company’s loan portfolio grew by $17.0 million, or 3.2%. Prior to the year ended December 31, 2015, the Company’s loan growth was negative in four of the last five years. The negative loan growth was the result of several factors, including the deployment of more than 15,000 troops from nearby Fort Campbell, Kentucky to Afghanistan, which resulted in a reduced level of economic activity, lower sales for merchants, weaker demand for most goods and services and reduced tax collections. Furthermore, the deployment of troops occurred during a time of a national recession, further exasperating the weakness in the local economy

In response to the decline in loan demand, the Company sought to reduce the size of its balance sheet and its cost of interest bearing liabilities. At April 30, 2010, the Company had brokered deposits totaling $103.4 million as compared to $33.4 million at December 31, 2016. The Company has also reduced the balance of Federal Home Loan Bank (“FHLB”) borrowings from $81.9 million at December 31, 2010, to $11.0 million at December 31, 2016. The reduction of FHLB borrowings include early repayments of $35.9 million in borrowings on December 30, 2014, resulting in $2.5 million prepayment penalty.

In addition to reducing the level of wholesale funding, the Company’s funding mix has significantly improved, resulting in a lower level of interest expenses. At December 31, 2016, total time deposits (including brokered) were $293.1 million, a decline of $21.6 million and $38.8 million as compared to December 31, 2015, and December 31, 2014, respectively. At December 31, 2016, the Company’s time deposit balances accounted for 40.0% of total deposits as compared to 42.6% of total deposits at December 31, 2015, and 45.4% at December 31, 2014.

The Company’s opportunities for improved profitability are believed to lie in a balanced growth of loans and lower cost deposits while maintaining acceptable credit standards. The Company views its core markets of Western Kentucky and Middle Tennessee as important foundations to our future. The Nashville MSA appears to provide the Company with the best opportunity for meaningful loan growth.

Western Kentucky

Small manufacturing and agri-business interests are the largest drivers of the local economy in our Western Kentucky markets. In Western Kentucky, small manufacturing typically revolves around the automotive, transportation, and chemical industries. The manufacturing sector is reasonably strong in the immediate area with most factories operating near capacity. Unemployment rates are low in many counties in Western Kentucky due largely to the rebound in automobile sales.

In 2016, local farmers enjoyed strong yields on their crops. However, the continued weak level of commodity prices has made it difficult for all those involved in the agri-business sector. Agri-business profitability remains marginal at best. In 2017, the agri-business community anticipates the operating conditions will remain challenging without a meaningful increase in commodity prices, which are projected to remain weak into 2018. Weak commodity prices have resulted in a stabilization of the price of agricultural land, which remain near historical highs.

The tables below are a summary of selected information from the 2010 U.S. Census related to the Company’s current market areas. The source of our future growth projections was the 2011 Kentucky State Data Center at the University of Louisville. At December 31, 2016, Kentucky’s unemployment rate was 4.8%. The unemployment data by market was obtained from the U.S. Bureau of Labor Statistics (www.bls.gov/LAU):

	Unemployment	2010 Median	Median Values
	Rate at	Household	Owner Occupied	2010	2020	2030
	Dec-16	Income	Housing Units	Census	Estimated	Estimated
Calloway	4.0%	$39,194	$105,300	37,191	40,411	43,618
Christian	5.2%	$37,061	$95,500	73,955	77,840	81,015
Marshall	5.7%	$43,326	$96,900	31,448	33,023	33,787
Todd	3.6%	$36,989	$79,700	12,460	12,958	13,292
Trigg	5.4%	$41,825	$98,300	14,339	16,244	17,913
Fulton	6.3%	$31,965	$55,300	6,813	6,223	5,535

Total population				176,206	186,699	195,160

Estimated ten year population growth				8,542	10,493	8,461

Estimated population growth rate				5.1%	6.0%	4.5%

Clarksville, Montgomery County, Tennessee (“Clarksville”)

The Clarksville market is the largest market in which the Company has a significant retail banking presence. The Clarksville economy has several large employers and economic drivers including the United States (“U.S.”) Army’s 101st Airborne Division with approximately 29,000 active duty military personnel and 3,900 civilian employees assigned to the division. Fort Campbell supports the third largest military population in the U.S. Army and the seventh largest in the U.S. Department of Defense. The many services available on the army installation and the community’s modest cost of living have resulted in a sizable military retirement population in the area. Clarksville is also home to Austin Peay State University, a 10,000 student public university as well as a diverse manufacturing sector. The unemployment rate for Montgomery County, Tennessee in December 2016 was 5.2%.

In October of 2013, Hankook Tires announced the construction of its U.S. manufacturing facility in Clarksville. Hankook, a South Korean tire company, has invested approximately $800 million in a new facility. Hankook anticipates that tire production will begin in 2017 and will result in approximately 1,800 full time jobs for the local economy. Hankook chose Clarksville due to its ideal location, strong transportation network and its proximity to automotive assembly plants owned by Nissan, Volkswagen, Toyota and General Motors.

The Clarksville market exhibits stronger growth and income demographics as compared to the communities in Western Kentucky. The 2010 census noted that Clarksville had a median household income of $48,930 and a $129,400 median value of owner occupied housing units. Clarksville’s demographics benefit by its proximity to the Fort Campbell Army base; its proximity to Nashville, Tennessee; and the absence of a state income tax.

	2010	2020	2030	2040
	Census	Estimated	Estimated	Estimated
Clarksville MSA	172,331	221,620	264,680	311,239

Ten year growth rate	27.9%	28.6%	19.4%	17.6%

Source: Center for Business and Economic Research, University of Tennessee, Knoxville

Middle Tennessee and Nashville MSA

Cheatham County (“Cheatham”) and Houston County (“Houston”) are located in Middle Tennessee. Both communities are rural and residents of both communities typically rely on employment opportunities in neighboring communities, as neither county has a sizeable base of manufacturing jobs. However, Cheatham is located within the Nashville MSA, and its three largest communities are an easy commute to downtown Nashville. Cheatham’s proximity to Nashville has resulted in higher levels of income and population growth as compared to Houston. In December of 2016, the unemployment rates in Cheatham and Houston were 4.0% and 7.2%, respectively. In December of 2016, the unemployment rates in the state of Tennessee and the Nashville MSA are 4.9% and 3.8%, respectively.

The Company believes that the tables below support their views that the Clarksville and Nashville MSA provide the greatest opportunities for growth within our existing market area. The Company opened our Nashville LPO in October of 2014 and our Brentwood LPO (located in Williamson County, Tennessee) in October of 2016. The Nashville MSA has a population of approximately 1.6 million (includes Cheatham County, Tennessee) and attractive demographics outlined below:

Nashville TN MSA	2010 Estimated Census Population	Population Change 2000 - 2010	Median Household Income	Median Value Owner Occupied Housing Units
Robertson (Springfield)	66,283	21.8%	$50,820	$149,100
Sumner (Gallatin)	160,645	23.1%	$54,916	$169,100
Wilson (Lebanon)	113,193	28.4%	$60,678	$187,500
Rutherford (Murfreesboro)	262,604	44.3%	$53,770	$157,100
Williamson (Franklin)	183,182	44.7%	$87,832	$335,800
Maury (Columbia)	80,956	16.5%	$46,278	$137,100
Dickson	49,666	15.1%	$44,554	$128,700
Davidson (Nashville)	626,681	10.0%	$45,668	$164,700
Cheatham	39,105	9.0%	$52,585	$155,900

Source: United State Census – 2010

	2010	2020	2030	2040
	Census	Estimated	Estimated	Estimated
Nashville MSA	1,582,315	2,001,143	2,355,605	2,715,231

Ten year growth rate		26.5%	17.7%	15.3%

Source: Center for Business and Economic Research, University of Tennessee, Knoxville

In addition to the Clarksville and Nashville MSA markets, management views promising opportunities for growth in the midsize metropolitan markets near the Company’s current locations. Highly desirable markets include Bowling Green, Kentucky, Hardin, Kentucky, and Louisville, Kentucky. These markets provide desirable demographic and growth opportunities as compared to the Company’s current footprint. As evident in the table below, Kentucky growth opportunities may be most attractive in Bowling Green, which is approximately 65 miles from the Company’s corporate headquarters. The tables below include the two largest counties by population in Kentucky and other communities in Kentucky within a two-hour drive of the Company’s headquarters:

Kentucky	Census Population	Change 2000- 2010	Median Household Income	Median Value Owner Occupied Housing Units
Henderson	46,250	3.2%	$40,438	$101,200
Hardin (Elizabethtown)	105,543	12.1%	$47,540	$131,900
Daviess (Owensboro)	96,656	5.6%	$42,821	$106,400
McCracken (Paducah)	65,565	0.1%	$41,630	$107,500
Warren (Bowling Green)	113,792	23.0%	$43,954	$135,400
Fayette (Lexington)	295,803	13.5%	$47,469	$159,200
Jefferson (Louisville)	741,096	6.8%	$45,352	$145,900

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

Stock Repurchases

On October 31, 2014, the Company announced that it intended to purchase an additional 300,000 shares of common stock. The Company added that it authorized the purchase of up to 1.0 million shares for general corporate purchases or employee benefit plans. The repurchase program expired on October 31, 2015. On November 16, 2015, the Company announced a new repurchase program of an additional 300,000 shares of common stock that is set to expire December 31, 2017. At December 31, 2016, the Company may purchase 92,550 shares of treasury stock under the currently active repurchase program. For the year ended December 31, 2016, the Company purchased 160,248 shares of common stock at a weighted average price of $11.70 per share. At December 31, 2016, the Company holds a total of 1,246,136 shares of the Company’s common stock as treasury stock at a weighted average price of $12.32 per share.

2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan

On March 2, 2015, the Company implemented the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees who are at least 21 years old with at least one year of employment with the Company and the Bank. Bank contributions to the ESOP replaced matching and profit sharing contributions to the Heritage Bank 401(k) Plan sponsored by the Bank. All employees of the Company and its subsidiaries meeting the required service requirements participate in the ESOP. The Company’s Board of Directors selected three individuals to serve as trustees. The Company has hired a directed corporate trustee to assist with the administration of the plan. The ESOP will be administered by a committee (the “Committee”) comprised of eleven employees approved by the Bank’s Board of Directors.

On March 2, 2015, the ESOP entered into a loan agreement with the Company to borrow up to $13.5 million to purchase up to 1.0 million shares common stock (“ESOP loan”). On the same date, the ESOP purchased an initial block of 600,000 shares from the Company at a cost of $7,884,000 using the proceeds of the ESOP Loan. In accordance with the ESOP loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP loan. The ESOP loan is being repaid from discretionary contributions by the Bank to the ESOP and by dividends paid on unearned shares held in the trust over a period ending no later than December 9, 2026. The interest rate on the ESOP Loan is 3.0%. The administrative trustee has custody of the common shares owned by the ESOP. Common shares are allocated among participants as the ESOP loan is repaid. The ESOP shares receive dividend payments and dividends on unearned shares are used to make the ESOP loan payment. For the years ended December 31, 2016, and December 31, 2015, the Company incurred compensation expense of $553,000 and $652,000, respectively, to fund the ESOP loan payment. For the years ended December 31, 2016, and December 31, 2015, the Company’s ESOP released 48,067 and 53,587 shares of stock, respectively, to individual employees participating in the plan at December 31, 2016 and December 31, 2015, respectively.

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

Lending Activities

General. The total gross loans, net of deferred loan fees of $439,000, totaled $610.4 million at December 31, 2016, representing 68.5% of total assets at that date. Substantially all loans are originated in the Bank’s market area. At December 31, 2016, $185.1 million, or 30.3% of the loan portfolio, consisted of one-to-four family, residential mortgage loans. Non-residential real estate loans total $254.6 million, or 41.7% of the loan portfolio at December 31, 2016. At December 31, 2016, multi-family residential loans were $34.3 million, or 5.6% of the loan portfolio. At December 31, 2016, construction loans were $39.3 million, or 6.4% of the loan portfolio, and total consumer and commercial loans totaled $97.6 million, or 16.0% of the loan portfolio.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2016, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$185,098	30.3%	181,414	32.3%	186,891	34.2%	192,603	34.9%	203,754	38.0%
Multi-family residential	34,284	5.6%	24,725	4.4%	25,991	4.8%	29,736	5.4%	33,056	6.2%
Construction	39,255	6.4%	34,878	6.2%	24,241	4.4%	10,618	1.9%	18,900	3.5%
Non-residential (1)	254,576	41.7%	214,410	38.1%	220,124	40.3%	244,241	44.2%	215,342	40.2%

Total real estate loans	513,213	84.0%	455,427	81.0%	457,247	83.7%	477,198	86.4%	471,052	87.9%

Other loans:
Secured by deposits	2,160	0.3%	14,134	2.5%	8,136	1.5%	3,048	0.6%	3,768	0.7%
Other consumer loans	6,557	1.1%	6,190	1.1%	6,302	1.2%	8,119	1.4%	10,118	1.9%
Commercial loans	88,907	14.6%	86,743	15.4%	74,154	13.6%	64,041	11.6%	50,549	9.5%

Total other loans	97,624	16.0%	107,067	19.0%	88,592	16.3%	75,208	13.6%	64,435	12.1%

	610,837	100.0%	562,494	100.0%	545,839	100.0%	552,406	100.0%	535,487	100.0%

Deferred loan cost, net	(439)		(445)		(286)		(92)		146
Allowance for loan losses	(6,112)		(5,700)		(6,289)		(8,682)		(10,648)

Total	$604,286		556,349		539,264		543,632		524,985

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property, farmland and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2016, regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments, loans having no stated maturity, and overdrafts are due in one year or less.

				3 through 5	5 through 10	10 through 15	Due 15
		Due the year		years after	years after	years after	years after
		ending December 31,		December 31,	December 31,	December 31,	December 31,
	2017	2018	2019	2017	2017	2017	2017	Total
	(Dollars In Thousands)
One-to-four family residential	$4,925	2,585	10,869	24,724	38,156	27,718	76,121	185,098
Multi-family residential	6,622	528	848	7,741	11,096	3,490	3,959	34,284
Construction	9,656	5,161	10,056	10,529	3,146	707	—	39,255
Non-residential	30,054	20,695	18,715	55,763	61,249	37,109	30,991	254,576
Secured by deposits	557	736	255	612	—	—	—	2,160
Other	33,267	5,751	20,204	14,021	19,445	2,693	83	95,464

Total	$85,081	35,456	60,947	113,390	133,092	71,717	111,154	610,837

The following table sets forth at December 31, 2016, the dollar amount of all loans due after December 31, 2017, which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$65,471	$114,702
Multi-family residential	20,869	6,793
Construction	21,467	8,132
Non-residential	116,690	107,832
Other	51,270	12,530

Total	$275,767	$249,989

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

Management measures commercial real estate (CRE) concentrations as discussed in Concentrations of Commercial Real Estate Lending, Sound Risk Management Practices issued on December 12, 2006, jointly by the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (Federal Reserve) and the Federal Deposit Insurance Corporation (FDIC). In this guidance, the agencies make a significant distinction between owner-occupied CRE and non-owner occupied CRE. The agencies have a heightened level of concern with those loans with risk profiles sensitive to the condition of the CRE market.

CRE loans secured by non-farm, non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are excluded from the guidance. The Bank has used the FDIC’s call report instructions to calculate that $201.6 million of our loan portfolio, or 206.2% of the Bank’s risk based capital, consists of properties classified as non-owner occupied commercial real estate. Non-owner occupied commercial real estate loans include all loans secured by multi-family properties, all construction and land development loans and certain other commercial real estate loans identified by regulations as non-owner occupied. Included in the definition of commercial real estate are $39.3 million in construction loans and $23.8 million in land development loans, representing 40.2% and 24.4% of the Bank’s risk based capital, respectively. Both of our concentration categories are within regulatory guidelines and appear reasonable to management at this time.

Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank conducts substantially all of its lending activities inside its market area. The following table sets forth certain information with respect to loan origination activity for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Loan originations:
One-to-four family residential	$91,122	$67,905	$52,357
Multi-family residential	11,480	5,971	6,717
Construction	25,464	29,939	31,344
Non-residential	108,537	38,810	46,426
Other	53,021	39,097	69,300

Total loans originated	289,624	181,722	206,144

Loan reductions:
Transfer to other real estate owned	2,935	869	1,579
(Increase) decrease in deferred loan origination fees, net of income	6	(159)	194
Increase (decrease) in allowance for loan losses	412	(589)	(2,393)
Loans sold	56,309	44,020	33,096
Transfer to loan held for sale	—	—	6,987
Loan principal payments	182,025	120,496	171,049

Net increase (decrease) in the loan portfolio	$47,937	$17,085	($4,368)

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

Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Board of Directors and licensed or certified (as necessary) by the Commonwealth of Kentucky or the State of Tennessee. In the case of one-to-four family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky and Tennessee counsel who provides that the property is free of prior encumbrances and other possible title defects. Title Insurance is generally required on all real estate loans with balances exceeding $100,000 and all one-to-four family loans that are to be sold in the secondary market.

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

The Bank offers a residential fixed rate loan program with maturities of 15, 20, and 30 years. The majority of our fixed rate single-family loans are underwritten and closed in accordance with secondary market standards. The Bank originates these loans with intent to sell on the secondary market. However, the Bank may choose to maintain a certain percentage of these loans in our portfolio. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. Due to the increasing level of regulatory burden imposed on companies that provide servicing for single family home loans, our pricing strategy provides incentives for the vast majority of our customers to select a servicing released loan product. At December 31, 2016, the Bank’s 1-4 family loan servicing portfolio was approximately $19.7 million.

The Bank may lend up to 100% of the appraised value of the residential real property securing a mortgage loan. Under its lending policies, the Bank will originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis. At December 31, 2016, the Bank held approximately $2.5 million of 1-4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. For these loans at December 31, 2016, no loans with a loan to value exceeding 90% without private mortgage insurance is in non-accrual status and $24,000 of loans with a loan to value exceeding 90% without private mortgage insurance are past due more than 30 days but less than 89 days.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a commercial bank to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to approximately $14.7 million at December 31, 2016. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

One-to-four Family Residential Lending. The Bank historically has been and continues to be an originator of one-to-four family residential real estate loans in its market area. At December 31, 2016, one-to-four family residential mortgage loans totaled approximately $185.1 million, or 30.3% of the Bank’s loan portfolio. The Bank originated approximately $54.7 million in loans that the Bank sold in the secondary market with servicing released. At December 31, 2016, the Bank had approximately $672,000 in one-to-four family residential real estate loans past due more than ninety days or in non-accrual status. At December 31, 2016, the Company’s allowance for loan loss included $1.1 million for one-to-four family residential lending.

As of December 31, 2016, 64.6% of one-to-four family mortgage loans in the Bank’s loan portfolio carried adjustable rates or mature within one year. The Bank’s one to four family loan portfolio consists of closed end first and second mortgages as well as opened ended home equity lines of credit. At December 31, 2016, approximately $149.4 million of the Bank’s residential mortgage portfolio consisted of closed end first and junior liens. Such loans are originated for 15, 20 and 30 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on adjustable rate mortgages are adjusted once per year, with a maximum adjustment of 1% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. All adjustable rate first mortgage loans use the one-year Treasury bill constant maturity (“One Year CMT”). In 2004, the Bank increased its margin on its adjustable rate loans to 3.00% from 2.75%.

The Bank also originates fixed-rate loans for terms up to 30 years. Fixed rate loans are secured by first mortgages on one-to-four family residential real property located in the Bank’s market area. Because of the Bank’s policy to mitigate its exposure to interest rate risk through the use of adjustable rate rather than fixed rate products, the Bank does not prioritize fixed-rate mortgage loans. At December 31, 2016, $65.5 million of the Bank’s loan portfolio consisted of fixed-rate one-to-four family first mortgage loans that will mature after December 31, 2017.

At December 31, 2016, the Bank had $35.7 million in home equity lines of credit outstanding and $31.8 million of additional credit available. Typically, these loans are for a term of fifteen years and have loan to value ratio of 80% to 100%. The home equity portfolio is priced at a spread to prime, adjusted daily, depending on the customer’s loan to value ratio at the time of origination. Many of the home equity lines of credit require monthly interest payments with all unpaid interest and principal due at maturity.

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

Finally, adjustable rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although the 1.0% limitation on annual decreases in the loans’ interest rate tends to offset this effect. In times of declining interest rates, borrowers often refinance into fixed rate loan products, limiting the Bank’s ability to significantly increase its interest rate margin on adjustable rate loans in a declining interest rate market. In times of increasing interest rates, the 1.0% annual cap on increases in the interest rates tends to reduce refinancing activity and reduce the Bank’s net interest margin.

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

Construction financing generally involves a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank’s market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

At December 31, 2016, the Bank’s loan portfolio included $39.3 million of loans secured by properties under construction, including construction/permanent loans structured to become permanent loans upon the completion of construction and interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. At December 31, 2016, approximately $6.5 million of construction loans were for one-to-four family dwellings, approximately $8.1 million of construction loans were for multi-family dwellings and $24.7 million were for non-residential real estate. At December 31, 2016, there were no construction loans past due more than ninety days or in non-accrual status. At December 31, 2016, the Bank’s allowance for loan loss included $277,000 in the reserve for construction loans.

Multi-Family Residential and Non-Residential Real Estate Lending. The Bank’s multi-family residential loan portfolio consists of fixed and adjustable rate loans secured by real estate. At December 31, 2016, the Bank had $34.3 million of multi-family residential loans, which amounted to 5.6% of the Bank’s loan portfolio at such date. The Bank’s non-residential real estate portfolio generally consists of adjustable and fixed rate loans secured by first mortgages on commercial real estate, farmland, and raw land. In most cases, such property is located in the Bank’s market area. At December 31, 2016, the Bank had approximately $254.6 million of such loans, which comprised 41.7% of its loan portfolio.

At December 31, 2016, non-residential real estate loans consisted of $47.8 million in farmland, $104.2 million in non-owner occupied properties, and $78.8 million in owner occupied commercial real estate and $23.8 million in raw land. The Company currently has no land under development and all lots are completed and available for sale. At December 31, 2016, approximately $8.2 million, or 34.5% of the Company’s land portfolio, are substandard. At December 31, 2016, $2.3 million, or 4.8% of the Company’s farmland portfolio are substandard and $10.5 million, or 5.8% of the Company’s commercial real estate portfolio, are substandard.

At December 31, 2016, there were $208,000 in non-residential real estate loans past due more than ninety days or in non-accrual status. At December 31, 2016, there were $7.7 million in land loans past due more than ninety days or in non-accrual status. At December 31, 2016, the Company’s allowance for loan loss included $1.8 million in the reserve for land loans, $964,000 in the reserve for non-residential real estate loans and $778,000 in the reserve for loans secured by farmland.

At December 31, 2016, the Company has no land loans currently under development. At December 31, 2016, the inventory of land loans includes 84 fully developed lots available for sale with an aggregate loan balance of $2.2 million. The average lot had an average loan balance of approximately $26,700. Also at December 31, 2016, the Company’s loan portfolio includes $14.4 million of land loans for future development currently without meaningful infrastructure in place. The Company’s portfolio of land loans designated for future development represent approximately 1,198 acres of land with an average price per acre of approximately $12,000. The remaining $7.2 million in land loans are for personal and recreational purposes.

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

To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or non-residential real estate loans are made. At December 31, 2016, there were no multi-family loans past due more than 90 days or classified as non-accrual. At December 31, 2016, there were $208,000 in loans secured by non-residential real estate or farmland that were past due by 90 days or more or classified as non-accrual and $7.7 million in loans secured by raw land that were past due by 90 days or more or classified as non-accrual. At December 31, 2016, the Company’s allowance for loan loss included $412,000 in the reserve for multi-family loans, $1.8 million in the reserve for loans secured by raw land, $778,000 in the reserve for loans secured by farmland and $964,000 in reserve for non-residential real estate loans.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of loans secured by savings deposits and other consumer loans. Savings deposit loans are usually made for up to 100% of the depositor’s savings account balance. The interest rate is approximately 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest on deposit secured loans are payable quarterly. At December 31, 2016, loans on deposit accounts totaled $2.2 million, or 0.3% of the Bank’s loan portfolio. Other consumer loans include automobile loans, the amount and terms of which are determined by management, and closed end home equity and home improvement loans, which are made for up to 100% of the value of the property. At December 31, 2016, all other consumer loans accounts totaled $6.6 million, or 1.1% of total loans.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2016, $3,000 in consumer loans are delinquent 90 days or more or classified as non-accrual and $335,000 of deposit overdrafts that re-classified as consumer loans. At December 31, 2016, the Company’s allowance for loan loss included $208,000 for consumer loans.

In 2013, the Company instituted a centralized lending function for all residential real estate and consumer loans. The centralized process allows for a more standardized and consistent credit decision, a more efficient use of Company resources and provides for the concentration of the Company’s compliance and documentation expertise. In 2015, the Company expanded the centralized documentation process to include all loan originations.

Commercial Lending. The Bank originates commercial loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2016, the Bank’s commercial loans amounted to $88.9 million, or 14.6% of the Bank’s loan portfolio. The Bank’s commercial loans are secured by business assets or agricultural inventory. In addition, the Bank generally obtains guarantees from the principals of the borrower with respect to all commercial loans. At December 31, 2016, $19.8 million of the Bank’s commercial loan portfolio were loans to finance agricultural production or other loans to farmers. At December 31, 2016, there was $516,000 in commercial loans delinquent 90 days or more or classified as non-accrual. At December 31, 2016, the Company’s allowance for loan loss included $593,000 in reserve for commercial loans.

In 2016, net charge offs totaled $829,000, or 0.15% of average loans. In 2016, the Company charged off $764,000 on one lending relationship that resulted in a foreclosure of numerous properties. The Company has placed the related assets as other real estate owned and is now actively marketing the properties. In 2015, the Company experienced an increase in net charge offs as compared to 2014. In 2015, the Company’s net charge offs were $1.6 million, or 0.29% of average loan balances. In 2014, the Company’s net charge offs were $120,000, which included a $1.1 million in recoveries of previously charged off loans.

At December 31, 2016, the Company’s level of classified loans to risk based capital is 29.7%. The Company seeks to maintain a level of classified assets at or below 30% of risk based capital. We will continue to focus our efforts to reduce the level of classified assets on our land portfolio, in which two land development loans account for 28.0% of the total dollar amount of our total classified assets and 8.3% of our risk based capital.

Non-accrual Loans and Other Problem Assets

The Bank’s non-accrual loans totaled 1.49% of total loans at December 31, 2016. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. The Bank places a high priority on contacting customers by telephone as a primary method of determining the status of delinquent loans and the action necessary to resolve any payment problem. The Bank’s management performs quality reviews of problem assets to determine the necessity of establishing additional loss reserves. The Bank’s total non-performing assets to total asset ratio was 1.49% at December 31, 2016.

The following table sets forth information with respect to the Bank’s non-accrual loans at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—

Total	—	—	—	—	—

Non-Accrual Loans:
Construction	—	—	—	175	—
Multi-family	—	1,968	95	—	38
Residential real estate	672	2,282	1,501	948	2,313
Land	7,675	1,553	215	1,218	2,768
Non-residential real estate	208	247	1,159	6,546	1,134
Farmland	—	166	115	703	648
Consumer	3	8	—	13	145
Commercial	516	1,198	90	463	617

Total non-accrual loans	$9,074	$7,422	$3,175	$10,066	$7,663

Percentage of total loans	1.49%	1.32%	0.58%	1.82%	1.43%

Federal regulations require commercial banks to classify their assets based on credit quality on a regular basis. In determining the classification of an asset, the Company utilizes a Classified Asset Committee consisting of members of senior management, accounting, credit analysis, loan administration, loan review, internal audit and collections. The committee attempts to determine the value of assets that are potentially impaired as well as the accurate reporting of Troubled Debt Restructuring (TDR) assets as defined later in this report. The committee’s function is an important step in management’s determination as to the necessary level of funding required in the Company’s allowance for loan loss account.

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

State and federal examiners may disagree with management’s classifications. If management does not agree with an examiner’s classification of an asset, it may appeal this determination to the appropriate supervisory examiner with the Kentucky Department of Financial Institutions (“KDFI”) and the FDIC. Management regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2016, the Bank had $29.3 million in loans classified as substandard. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by ASC 942-310-45-1. At December 31, 2016, and including our most recent examination, there were no material disagreements between examiners and management regarding risk grading or the funding of the allowance for loan loss account.

The tables below provide a summary of loans classified by the Bank as special mention, substandard and doubtful by category for the years ended December 31, 2016, and December 31, 2015. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

	Special			Specific Allowance
December 31, 2016	Mention	Substandard	Doubtful	for Impairment
One-to-four family residential	$744	1,253	—	—
Home equity line of credit	25	550	—	—
Junior lien	30	11	—	—
Multi-family	—	3,004	—	—
Construction	—	—	—	—
Land	35	8,224	—	1,036
Non-residential real estate	3	10,542	—	—
Farmland	674	2,290	—	—
Consumer	—	335	—	84
Commercial	603	3,130	—	28

Total	$2,114	29,339	—	1,148

December 31, 2015	Special Mention	Substandard	Doubtful	Specific Allowance for Impairment
One-to-four family residential	$41	3,229	—	60
Home equity line of credit	—	169	—	—
Junior lien	35	16	—	—
Multi-family	—	3,081	—	138
Construction	—	—	—	—
Land	41	10,618	—	69
Non-residential real estate	2,489	8,357	—	134
Farmland	—	329	—	—
Consumer	—	201	—	49
Commercial	352	2,074	—	180

Total	$2,958	28,074	—	630

Troubled Debt Restructuring

Due to challenges in the local and national economy that continue to persist, the Company has had more of its customers incur financial problems. These customers may request temporary or permanent modification of loans in an effort to avoid foreclosure. The Company analyzes each request separately and grants loan modifications based on the customer’s ability to eventually repay the loan and return to the original loan terms, the customer’s current loan status and the current and projected future value of the Bank’s collateral. Loans that are modified as a result of a customer’s financial distress are classified as TDRs. The classification of a loan as a TDR is important in that it indicates that a particular customer may not be past due but represents a credit weakness due to the Bank’s willingness to modify loan terms based on the financial weakness of the borrower.

The classification of a loan as a TDR may represent the Company’s “last best chance” to work with a distressed customer before foreclosure proceedings begin. At December 31, 2016, the Company had $5.6 million in non-residential real estate loans classified as TDR and $815,000 in multi-family loans classified as TDRs, with all such loans reported as TDRs performing as agreed by the loans modified terms. At December 31, 2015, the Company had $5.5 million in non-residential real estate loans classified as performing TDRs. Loans classified as TDRs in both 2016 and 2015 are the result of the borrower’s cash flow and the Company’s concession to temporarily allow interest only payments on balances outstanding. At December 31, 2016, all non-residential real estate loans are now making monthly principal and interest payments. Of the loans classified as TDRs at December 31, 2016, $815,000 in multi-family loans are currently making interest only payments.

The table below provides a summary of the activity of loans classified for the year ended December 31, 2016:

	Balance at December 31, 2015	New TDR	Loss on Foreclosure	Loan Amortization	Balance at December 31,2016
			(Dollars in Thousands)
Multi-family real estate	—	816	—	(1)	815
Non-residential real estate	$5,536	228	—	(118)	5,646

Total TDR	$5,536	1,044	—	(119)	6,461

The table below provides a summary of the activity of loans classified for the year ended December 31, 2015:

	Balance at December 31, 2014	New TDR	Loss on Foreclosure	Loan Amortization	Balance at December 31,2015
			(Dollars in Thousands)
Non-residential real estate	$3,284	2,265	—	(13)	5,536

Total TDR	$3,284	2,265	—	(13)	5,536

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

Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses. The value of other real estate owned is periodically evaluated, no less than annually, to ascertain its current market value. Additional reductions in market value are recognized as an expense through a charge to losses on real estate owned. At December 31, 2016, the Bank’s real estate and other assets owned totaled $2.4 million.

The following table sets forth information with respect to the Bank’s real estate and other assets owned at December 31, 2016, December 31, 2015, and December 31, 2014:

	2016	2015	2014
	(Dollars in Thousands)
One-to-four family first mortgages	$135	55	159
Home equity line of credit	28	—	—
Multi-family	1,775	—	—
Land	—	943	1,768
Non-residential real estate	459	738	—

Total real estate and other assets owned	$2,397	1,736	1,927

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

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but have occurred in the last twelve quarters. Management conducts regular reviews of the Bank’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally.

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

The charge off history is weighted using the sum of the year’s digits. This method provides a 15.4% weight to the most recent quarterly losses, then 14.1% for the prior quarter’s losses, 12.8% for the 2nd prior quarter’s losses and 11.5% for the prior quarter’s losses and continuing for twelve quarters. Using this method, the Bank trends for increasing or decreasing levels of charge offs may materially impact the funding level of the allowance for loan loss account. Additionally, the Bank reserves the loss amount of any loans deemed to be impaired. The Bank also applies certain qualitative factors in reviewing its allowance funding, including local and national delinquency and loss trends, noted concentrations or risk and recent additions to regulatory guidance. Financial institutions regulated by the KDFI and FDIC may require institutions to immediately charge off any portion of a collateral dependent loan that is deemed to be impaired.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$5,700	6,289	8,682	10,648	11,262
Loans charged off:
Commercial loans	(1,016)	(1,334)	(501)	(2,802)	(2,727)
Consumer loans and overdrafts	(422)	(298)	(415)	(649)	(510)
Residential real estate	(30)	(235)	(316)	(993)	(447)

Total charge-offs	(1,468)	(1,867)	(1,232)	(4,444)	(3,684)

Recoveries	639	227	1,112	874	795

Net loans charged off	(829)	(1,640)	(120)	(3,570)	(2,889)

Provision for loan losses	1,241	1,051	(2,273)	1,604	2,275

Balance at end of period	$6,112	5,700	6,289	8,682	10,648

Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.29%	0.03%	0.66%	0.52%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2016		2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$1,120	30.3%	$1,239	32.3%	$1,393	34.2%	$2,305	34.9%
Construction	277	6.4%	377	6.2%	146	4.4%	88	1.9%
Multi-family residential	412	5.6%	227	4.4%	85	4.8%	466	5.4%
Non-residential	3,502	41.7%	2,876	38.1%	3,667	40.3%	4,534	44.2%
Secured by deposits	—	0.3%	—	2.5%	—	1.5%	—	0.6%
Other loans	801	15.7%	981	16.5%	998	14.8%	1,289	13.0%

Total allowance for loan losses	$6,112	100.0%	$5,700	100.0%	$6,289	100.0%	8,682	100.0%

	At December 31, 2012
	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
One-to-four family	$3,094	38.0%
Construction	256	3.5%
Multi-family residential	524	6.2%
Non-residential	5,817	40.2%
Secured by deposits	—	0.7%
Other consumer loans	957	11.4%

Total allowance for loan losses	$10,648	100.0%

Investment Activities

The Company makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The principal objective of the investment policy is to earn as high a rate of return as possible, but to consider also financial or credit risk, liquidity risk and interest rate risk. The investment activities of the Corporation and the Bank consist primarily of investments in U.S. Government agency securities, municipal and corporate bonds, CMO’s (see definition below), and mortgage-backed securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Corporation and the Bank perform analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Securities purchases must be approved by the Bank’s Chief Financial Officer or President. The Board of Directors reviews all securities transactions on a monthly basis and the Investment Committee conducts are more detailed analysis on a quarterly basis.

At December 31, 2016, securities with an amortized cost of $208.7 million and an approximate market value of $209.5 million were classified as available for sale. Management presently does not intend to sell such securities and, based on the current liquidity level and the access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Corporation or the Bank will be placed in a position of having to sell securities with material unrealized losses.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. CMO’s are a variation of mortgage-backed securities in which the mortgage pool is divided into specific classes, with different classes receiving different principal reduction streams based on numerous factors, including prepayments speeds. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) which guarantees the payment of principal and interest to investors. At December 31, 2016, the Company has $67.1 million in U.S. Government Agency mortgage-backed securities and $14.8 million in U.S. Agency CMO securities. At December 31, 2016, this portfolio has approximately $21.9 million that were originated through GNMA, approximately $52.8 million that were originated through FNMA, and approximately $6.8 million that were originated through FHLMC.

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

The Company owns $3.4 million in securities collateralized by federally insured student loans. These securities are floating rate and are indexed to one-month libor and reset each quarter. The collateral provides approximately 97% guarantee of SLMA and current have a weighted average book value equal to 95.5% of par. Beginning January 1, 2015, Basel III placed new and excessive risk weighting requirements on specific support bonds, of which the Company sold in the first quarter of 2015. The risk weightings on the $3.4 million in bonds owned by the Company are currently 20%.

The Company currently owns a trust preferred security originally issued as a private placement by First Financial Services Corporation of Elizabethtown, Kentucky (“FFKY”). The security has a $2.0 million par value, a book value of $1.6 million and a market value of $1.8 million. On January 1, 2015, FFKY was purchased by Community Bank Shares of Indiana (“CBIN”). In 2015, CBIN changed its name to Your Community Bank and its NASDAQ ticker symbol to YCB.    In September 2016, Wesbanco (‘WSBC”), a $9.8 billion commercial bank headquartered in West Virginia, purchased YCB. At December 31, 2016, all interest payments on this security are current. See Note 2 of the Consolidated Financial Statements for more information concerning this security.

Amortizing U.S. Agency securities owned by the Company are similar in structure to mortgage backed securities. The Company owns two types of amortizing agency securities, both of which are issued with the full faith and credit guarantee of the Small Business Administration (SBA). The Small Business Investment Corporation (SBIC) bonds include pools of SBA loans for business equipment with a ten year maturity. The Small Business Administration Participation Notes (SBAP) have a twenty year maturity and are secured by pools of commercial real estate loans guaranteed by the SBA. Both investments provide superior yields to mortgage backed securities with a credit rating equal to GNMA and superior to FHLMC and FNMA. Historically, the actual cash flows and prepayment speeds for SBIC and SBAP bonds are typically slower than similar maturities for mortgage backed securities due to the cost of refinancing SBA loans. At December 31, 2016, the Company owns $6.1 million in SBIC notes, $2.5 million in floating rate SBA pools and $48.8 million at SBAP notes.

The following table sets forth the carrying value of the investment securities at the dates indicated.

	At December 31,
	2016	2015	2014
	(In thousands)
FHLB stock, restricted	$4,428	4,428	4,428

Securities available for sale:
U.S. Treasury securities	2,001	2,000	3,980
U.S. Agency securities, non-amortizing	26,573	30,484	24,172
U.S. Agency securities, amortizing	57,439	62,449	79,080
Mortage-backed securities	66,668	66,379	82,172
Agency CMO	14,766	19,510	27,995
Tax free municipal bonds	33,911	44,659	61,047
Taxable municipal bonds	2,727	6,177	12,043
Corporate bonds	—	—	2,007
Non-Agency CMO	3,578	3,654	9,643
Trust preferred security	1,817	1,865	1,489

Total investment securities	$213,908	$241,605	$308,056

The following table sets forth information on the scheduled maturities, amortized cost, market values and average yields for non-amortizing U.S. Government agency securities, taxable municipal bonds, tax free municipal bonds, trust preferred securities and U.S. Treasury bonds in the investment portfolio at December 31, 2016. At such date, $9.7 million of the non-amortizing agency securities were callable and $4.1 million will mature on or before June 8, 2018, and $12.8 million were not callable and mature after June 9, 2018. In addition, approximately $57.4 million in small business administration amortizing bonds require periodic principal payments. At December 31, 2016, $24.4 million of tax free municipals and $1.1 million of taxable all municipal securities were callable between January 2017 and December 2022. The average yield for tax-free municipal bonds are quoted as a tax equivalent yield.

	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
.	(Dollars in thousands)
Non-amortizing U.S. agency securities	$3,071	1.11%	$3,926	2.19%	$17,570	2.05%	$2,006	4.00%	$26,573	$26,573	2.11%

Taxable municipal bonds	$—	—	$1,099	3.61%	$861	1.80%	$767	3.12%	$2,727	$2,727	2.92%

Tax-free municipal bonds	$1,543	6.10%	$9,042	4.15%	$14,313	5.10%	$9,013	6.11%	$33,911	$33,911	5.16%

Trust preferred	—	—	—	—	—	—	$1,817	10.90%	$1,817	$1,817	10.90%

U.S. Treasury bonds	$2,001	0.84%	—	—	—	—	—	——	$2,001	$2,001	0.84%

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although scheduled loan repayments are a relatively stable source of funds, deposit inflows and outflows are influenced by general interest rates, and money market conditions and business cycles. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a long-term basis for general corporate purposes. The Bank has access to borrow from the FHLB of Cincinnati. The Bank may rely upon retail deposits rather than borrowings as its primary source of funding for future asset growth.

In 2015 and 2014, weak loan demand and high levels of liquidity made it difficult to maintain a desirable level of profitability. Therefore, management placed an emphasis on reducing the Bank’s interest expense. The reduction in interest expense resulted from a change in our deposit mix and overall funding mix of the Bank. First, we placed a strong marketing emphasis on non-interest bearing checking accounts. In each of the last five years, we opened more than 4,000 non-interest checking accounts. For the years ended December 31, 2016, 2015, and 2014, the average balance of non-interest checking accounts has increased by $12.4 million, $8.5 million and $12.5 million, respectively.

In 2016, the Bank has experienced meaningful loan demand for the first time in several years. In 2017, the Bank will seek to grow its interest earning assets and interest bearing liabilities in a balanced manner. Loan growth above 5% will require us to increase the volumes of time deposits and other non-traditional funding sources as compared to interest bearing and non-interest bearing checking accounts.

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

At December 31, 2016, the Bank had $33.4 million in brokered deposits, or 4.6% of total deposits. At December 31, 2015, the Bank had $34.4 million in brokered deposits, or 4.7% of total deposits, The Bank utilizes brokered deposits to fill in maturity gaps in an effort to balance the amount of time deposits maturing in any one period and as an alternative source of funding. All brokered deposits are FDIC insured.

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that meet the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community. With the exception of brokered deposits, substantially all of the Bank’s depositors are Kentucky or Tennessee residents who reside in the Bank’s market area.

At December 31, 2016, the Bank had deposit programs and balances as described below:

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)
— %	None	Non-interest bearing	$100	$131,145	17.9%
0.05%	None	Interest checking accounts	1,500	209,347	28.6%
0.10%	None	Savings and money market	10	99,312	13.5%

				439,804	60.0%

		Certificates of Deposit
0.35%	3 months or less	Fixed-term, fixed rate	1,000	33,657	4.6%
0.65%	3 to 12 months	Fixed-term, fixed-rate	1,000	104,250	14.2%
0.99%	12 to 24-months	Fixed-term, fixed-rate	1,000	97,986	13.4%
1.20%	24 to 36-months	Fixed-term, fixed-rate	1,000	29,945	4.1%
1.31%	36 to 48-months	Fixed-term, fixed-rate	1,000	16,811	2.3%
1.60%	48 to 60-months	Fixed-term, fixed rate	1,000	10,429	1.4%

				293,078	40.0%

				$732,882	100.0%

*	Represents current interest rate offered by the Bank.

The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

	Year Ended December 31,
	2016		2015		2014
	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits	Interest-bearing demand deposits	Time deposits
	(Dollars in thousands)
Average Balance	$301,231	$294,478	$291,927	$320,889	$284,607	$356,069
Average Rate	0.45%	0.98%	0.44%	1.16%	0.51%	1.16%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2016	% of Deposits	Increase (Decrease) from December 31, 2015	Balance at December 31, 2015	% of Deposits	Increase (Decrease) from December 31, 2014
	(Dollars in thousands)
Non-interest bearing	$131,145	17.9%	6,075	125,070	16.9%	10,019
Interest checking	209,347	28.6%	5,568	203,779	27.5%	17,163
Savings and MMDA	99,312	13.5%	3,419	95,893	13.0%	(1,833)
Time deposits	293,078	40.0%	(21,586)	314,664	42.6%	(17,251)

Total	$732,882	100.0%	(6,524)	739,406	100.0%	8,098

	Balance at December 31, 2014	% of Deposits	Increase (Decrease) from December 31, 2013	Balance at December 31, 2013	% of Deposits
	(Dollars in thousands)
Non-interest bearing	115,051	15.7%	9,799	105,252	13.8%
Interest checking	186,616	25.5%	2,973	183,643	24.1%
Savings and MMDA.	97,726	13.4%	5,620	92,106	12.1%
Time deposits	331,915	45.4%	(50,081)	381,996	50.0%

Total	731,308	100.0%	(31,689)	762,997	100.0%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At December 31,
	2016	2015	2014
	(In thousands)
0.01 - 2.00%	$291,516	251,085	252,416
2.01 - 4.00%	1,562	63,579	79,408
4.01 - 6.00%	—	—	91

Total	$293,078	314,664	331,915

The following table sets forth the amount and maturities of time deposits at December 31, 2016.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 2.00%	$137,907	97,986	29,945	25,678	291,516
2.01 - 4.00%	—	—	—	1,562	1,562
4.01 - 6.00%	—	—	—	—	—

Total	$137,907	97,986	29,945	27,240	293,078

The following table indicates the amount of the Bank’s certificates of deposit of $250,000 or more by time remaining until maturity as of December 31, 2016.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$11,312
Over three through six months	11,119
Over six through 12 months	19,150
Over 12 months	38,133

Total	$79,714

At December 31, 2016, certificates of deposits included approximately $157.0 million of deposits greater than $100,000, as compared to $163.9 million and $169.3 million at December 31, 2015, and December 31, 2014, respectively. Certificates of deposit at December 31, 2016, included approximately $79.7 million of deposits with balances of $250,000 or more, compared to $78.8 million and $100.1 million at December 31, 2015, and December 31, 2014, respectively. Such time deposits may be risky because their continued presence in the Bank is dependent partially upon the rates paid by the Bank rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. The Bank may be required to resort to other funding sources such as borrowings or sales of its securities available for sale if the Bank believes that increasing its rates to maintain such deposits would adversely affect its operating results. At this time, the Bank does not believe that it will need to pay above market rates to maintain such certificates of deposit. See Note 5 of Notes to Consolidated Financial Statements.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Deposits	$210,672	$144,381	$155,837
Withdrawals	(220,595)	(140,277)	(191,863)

Net increase (decrease) before interest credited	(9,923)	4,104	(36,026)
Interest credited	3,399	3,994	4,337

Net increase (decrease) in deposits	($6,524)	$8,098	($31,689)

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

As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has entered into a Cash Management Advance program with FHLB. See Note 6 of Notes to Consolidated Financial Statements. Advances from the FHLB of Cincinnati were $11.0 million at December 31, 2016. Also at December 31, 2016, the FHLB has issued letters of credit totaling $45.6 million for the benefit of municipalities to collateralize deposits. All FHLB advances and letters of credit are secured by a blanket security agreement in which the Bank has pledged its 1-4 family first mortgage loans held in the Bank’s loan portfolio.

On September 25, 2003, the Company issued $10,310,000 in floating rate junior subordinated debentures with a thirty year maturity and callable at the Company’s discretion quarterly after September 25, 2008. The subordinated debentures are priced at a variable rate equal to the three month Libor (London Inter Bank Offering Rate) plus 3.10%. The most recent reset date for the interest rate on the subordinated debentures was January 12, 2017. On January 12, 2017, the three-month Libor rate was 1.02%. Therefore, the rate of the security is 4.12%. The securities are immediately callable in the event of a change in tax or accounting law that has a significant negative impact to issuing these securities. Otherwise, the securities are callable on a quarterly basis.

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

Repurchase Agreements

The Company offers cash management customers an automated sweep account of excess funds from checking accounts into repurchase accounts. Prior to 2011, this product was the preferred method to provide commercial deposit customers the opportunity to earn interest income on demand deposit accounts. Repurchase balances are overnight borrowings from customers and are not FDIC insured but are fully collateralized by specific securities in the Company’s investment portfolio. At December 31, 2016, the Company’s retail repurchase agreements total $47.7 million.

Federal Taxation

The Corporation and the Bank file a consolidated federal income tax return on a calendar year basis. The Company is subject to the federal tax laws and regulations that apply to corporations generally.

Kentucky Taxation

Kentucky corporations, such as the Corporation, are subject to the Kentucky corporation income tax and the Kentucky corporation license (‘franchise”) tax. The income tax is imposed based on the following rates: 4% of the first $50,000 of net taxable income allocated or apportioned to Kentucky; 5% of the next $50,000; and 6% of taxable net income over $100,000. All dividend income received by a corporation is excluded for purposes of arriving at taxable net income.

Tennessee Taxation

The Company and all subsidiaries are subject to Tennessee Franchise and Excise tax on apportioned capital and apportioned income.

Heritage Bank USA, Inc.

State banks are not subject to the Kentucky corporation tax.

The Commonwealth of Kentucky imposes both a “Kentucky Bank Franchise Tax” and “Local Deposits Franchise Tax”. The Kentucky Bank Franchise Tax is an annual tax equal to 1.1% of net capital after apportionment, if applicable. The value of the net capital is calculated annually by deducting from total capital an amount equal to the same percentage of total as the book value of Unites States obligations bears to the book value of the total assets of the financial institution. The Bank, as a financial institution, is exempt from both corporate income and license taxes.

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

At June 30, 2016, the Bank had a 11.5% share of the deposit market in its combined markets. The Bank’s most significant competition across its entire market area was Community Financial Services Bank with a 10.0% deposit market share and Planters Bank of Kentucky with a 10.4% deposit market share. At June 30, 2016, U.S. Bank N/A had a 8.5% deposit market share, Branch Bank & Trust of North Carolina had a 7.5% deposit market share and Regions Bank of Birmingham, Alabama with a 7.1% deposit market share. In addition, each market contains other community banks that provide competitive products and services within individual markets.

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

Employees

As of December 31, 2016, the Company and the Bank had 236 full-time equivalent employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

Bailey “Chip” Knight. Mr. Knight was promoted to Chief Credit Officer on January 15, 2016. Mr. Knight has served as a Market President and Senior Lender of the Company since April 2, 2012. In his position as Market President, Mr. Knight was responsible for all retail and lending functions in the three office Cheatham County, Tennessee market. As Senior Lender, Mr. Knight’s responsibilities included relationships with the Company’s largest commercial lending clients as well as assisting other commercial loan officers in the calling and structuring of loan agreements. Prior to April 2012, Mr. Knight was the Regional Executive and Team Lead with Capital Bank and GreenBank, where he was responsible for all retail and lending functions in eight offices located in Northern Middle Tennessee. Mr. Knight has over 25 years of commercial banking experience, all in Middle Tennessee and is a lifelong resident of Montgomery County, Tennessee.

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

Supervision and Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

Under the BHCA, the Company must obtain the prior approval of the FRB before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

Non-Banking Activities. In general, the BHCA and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company that elects to be treated as a financial holding company, however, may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and FRB regulations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking.

Source of Strength Doctrine. As a matter of policy, which has been codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a bank holding company registered with the Board of Governors of the FRB System (the “FRB”). We are subject to examination and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the FRB.

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

Regulatory Capital Requirements. The FRB has adopted regulatory capital regulations pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s regulatory capital requirements are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank – Regulatory Capital Requirements.” The FRB, however, has adopted a policy statement that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements. As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

Regulation of the Bank

General

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

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Effective January 1, 2015, the regulatory capital rules were substantially revised to conform to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The final Basel III capital rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the FRB’s Small Bank Holding Company Policy Statement.

Under the FDIC’s revised regulatory capital regulations, the Bank is required to meet four minimum capital standards: (1) a “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity Tier 1 (or CET1) capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. CET1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as CET1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.

In addition to higher capital requirements, the Basel III capital rule requires banking organizations to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% CET1 capital, 8.5% Tier 1 capital and 10.5% total capital on a fully phased-in basis. The capital conservation buffer at December 31, 2016 is 0.625%.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only the above numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

Prompt Correction Action. Under applicable Federal statue, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not beet specified minimum capital requirements.

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

Prompt Correction Action. Under applicable Federal statue, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not beet specified minimum capital requirements. Under the FDIC’s prompt corrective action regulations, as amended to incorporate the new regulatory capital standards implemented by the final Basel III capital rule, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a CET1 risk-based ratio of 6.5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 4% or greater, and a CET1 risk-based ratio of 4.5% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution is “under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests. An institution is deemed to be “significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a Tier 1 leverage ratio that is less than 3%, or a CET1 risk-based ratio of less than 3%. An institution is deemed to be “critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount is $250,000. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by June 30, 2020. It is intended that insured institutions with assets of $10 billion or more will fund the increase.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s risk rating. The assessment base is the institution’s average consolidated assets less average tangible equity. Prior to July 1, 2016, insured institutions were assigned to one of four risk categories based on their examination ratings and capital ratios, and annual assessment rates ranged from 2.5 to 45 basis points of an insured institution’s assessment base.

Effective July 1, 2016, the FDIC amended its assessment regulations for banks with less than $10 billion in assets to replace the previous risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions. The amended rules became effective during the first quarter after the reserve ratio of the Deposit Insurance Fund reached 1.15% and will remain in effect until the reserve ratio reaches 2.0%. The base deposit insurance rates for institutions with assets of less than $10 billion now range from 1.5 to 30 basis points of an institution’s assessment base. Under the amended rules, the FDIC uses an institution’s weighted average CAMELS component ratings and the following financial measures to determine deposit insurance assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets. In addition, assessments take into consideration an institution’s brokered deposit ratio, one-year asset growth and a loan mix index, which measures the extent to which an institution’s total assets include higher risk loans.

Dividends. The KDFI limits the amount of dividends that can be paid by a state chartered commercial bank to its holding company. The limit is established by adding the current year’s net income plus the prior two years net income. The Bank must reduce the amount of accumulated net income over the last two years plus the current year by the amount of dividends paid to the Corporation during the same period of time. At December 31, 2016, the Bank could not pay an additional cash dividend to the Corporation without the prior approval of the KDFI.

Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

Transactions with Affiliates and Insiders. Generally, transactions between commercial banks or its subsidiaries and its affiliates are required to be on terms as favorable to the commercial bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the savings bank’s capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a commercial bank may not acquire the securities of most affiliates. The KDFI and FDIC have the discretion to treat subsidiaries of commercial banks as affiliates on a case-by-case basis.

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

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2016.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2016.

Bank Secrecy Act. The Bank Secrecy Act, as amended by the USA Patriot Act of 2001 and its related regulations, requires insured depository institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. The bank regulatory agencies have increased the regulatory scrutiny of Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory enforcement action, may be imposed on a financial institution for non-compliance with these requirements.

Consumer Protection Laws. In connection with our deposit-taking lending and other activities, the Bank is subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. The Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws, which include, among others, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Electronic Fund Transfer Act, the Truth in Savings Act, and the Fair Credit Reporting Act. The Bank is examined by the FDIC for compliance with these consumer protection rules.

In addition, customer privacy statutes and regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These laws require the Bank to provide notice to our customers regarding privacy policies and practices and to give our customers an option to prevent their non-public personal information from being shared with non-affiliated third parties or with our affiliates.

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of the Bank, the FDIC is required to assess our record of compliance with the CRA. Such assessment is reviewed by the FRB and/or the FDIC when the Company or the Bank makes application for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. The Bank received a “satisfactory” CRA rating in its most recent assessment by the FDIC.

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

We originate commercial real estate loans, construction and development loans, consumer loans, loans secured by farmland, multi-family properties and residential mortgage loans primarily within our market area. Commercial real estate, commercial, farmland, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•	Non-residential Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2016, commercial real estate loans comprised approximately 30.0% of our total loan portfolio, or 219.6% of the Company’s total risk based capital. At December 31, 2016, the Company had $10.5 million of its non-residential real estate loans classified as substandard which equaled 5.7% of that portfolio and 35.9% of total substandard loans. At December 31, 2016, the Company’s allowance for loan losses included $964,000 allocated to this portfolio.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2016, commercial loans comprised approximately 14.6% of our total loan portfolio, or 89.9% of the Company’s consolidated total risk based capital. At December 31, 2016, the Company had $3.1 million, or 3.5% of the commercial loan portfolio and 10.7% of total substandard loans, classified as substandard. At December 31, 2016, the Company’s allowance for loan losses included $593,000 allocated to this portfolio.

•	Construction and Land Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phrase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction cost exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of property, or by seizure of collateral. As of December 31, 2016, construction and land loans totaled $63.1 million, or 10.3% of the Company’s total loan portfolio and approximately 63.8% of the Company’s consolidated total risk based capital. At December 31, 2016, the Company had $8.2 million of its construction and land loans classified as substandard which equaled 13.0% of the Company’s total loan portfolio and 28.0% of all substandard loans. At December 31, 2016, the Company’s allowance for loan losses included $2.0 million allocated to this portfolio.

•	Farmland. Repayment is generally dependent upon the successful operation of the borrower’s farming operation. The typical risk to a farming operation include adverse weather conditions, changes to the operation’s farm insurance subsides, changes in commodity prices, sudden increases in the cost of farm production, sudden changes in the level of worldwide agricultural production and sudden changes in the value of the U.S. Dollar. In addition, the value of collateral securing the loans often fluctuates with the long-term trends of commodity prices, and may rise and fall significantly and may be illiquid in times of declining values. In the last two years, commodity prices have remained exceptionally low, making it difficult for farmers to make a profit despite favorable weather conditions. As of December 31, 2016, loans secured by farmland comprised approximately 7.8% of the Company’s total loan portfolio, or 48.3% of the Company’s consolidated total risk based capital. At December 31, 2016, the Company had $2.3 million of its farmland portfolio classified as substandard, equaling 4.8% of the Company’s farmland portfolio and 7.8% of total substandard loans. At December 31, 2016, The Company’s allowance for loan losses included $778,000 allocated to this portfolio.

•	Multi-family Real Estate Loans. Repayment is dependent on rental income generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. The success of these relationship is dependent on the operator’s ability to maintain high levels of occupancy, adequately maintain the property and to collect rents when due. At December 31, 2016, multi-family loans comprised approximately 5.6% of the Company’s loan portfolio and 34.7% of the Company’s consolidated risk based capital. At December 31, 2016, the Company had $3.0 million, or 8.8% of the multi-family portfolio classified as substandard. At December 31, 2016, substandard multi-family loans account for 10.2% of all substandard loans. At December 31, 2016, the Company’s allowance for loan losses included $412,000 allocated to the multi-family real estate loan portfolio.

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

We could face risk from our inability to diversify into high growth markets.

The Company’s management considers growth in the nearby Nashville, Tennessee, market critical for our future success. With the potential for our largest current market to experience an economic downturn, market diversification is vital to the future prosperity of our Company.

The financial industry is very competitive.

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources than the Company.

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

The funding of the allowance for loan loss account is the most significant estimate made by management in its financial reporting to shareholders and regulators. If negative changes to the performance of the Company’s loan portfolio were to occur, management may find it necessary or be required to fund the allowance for loan loss account through additional charges to the Company’s provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. These changes are likely to affect the Company’s financial performance, capital levels and stock price.

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

The Company has issued trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2016, HopFed had outstanding trust preferred securities of $10.3 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures HopFed issued to the trusts are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of the Company’s dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to the Company’s common shareholders. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our consolidated financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

New capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

In July 2013, the Board of Governors of the Federal Reserve Bank approved the final rule for BASEL III capital requirements for all commercial banks charted in the United States of America. The rule will implement in the U.S. the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% percent to 6.0% percent and includes a minimum leverage ratio of 4.0% for all banking organizations. The transition period for implementation of Basel III was January 1, 2015, through December 31, 2018. At December 31, 2016, the Company met all capital requirements set forth by Basel III as required at the final implementation date of December 31, 2018.

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

Although we have not experienced a cyber-incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third party operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber-incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may, thereafter, own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.

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

From time to time, we may acquire another financial institution. We face a number of risks arising from acquisition transactions, including difficulties in integrating the acquired business into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entity, unforeseen liabilities that arise in connection with the acquired business and unfavorable market conditions that could negatively impact our growth expectations for the acquired business. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

We face risk from further reductions in the size and makeup of the U.S. Army staffing at Fort Campbell, Kentucky.

The U.S. Army has provided a revised assessment of future staffing cuts that indicates that Fort Campbell may lose approximately a small portion of its active duty military personnel by 2020. In November of 2014, the U.S. Army announced that it was de-activating a combat battalion at Fort Campbell, Kentucky, sending its 2,400 members to other duty stations within the U.S. Army system.

At December 31, 2016, the Company’s loan portfolio has approximately $160.1 million in loans originated from its three Montgomery County, Tennessee offices and $127.0 million in loans originated in its Christian County, Kentucky offices. The Fort Campbell military installation in the largest employer in the region and a significant reduction in the staffing of the base would have a major negative affect on the economies of Montgomery County, Tennessee and Christian County, Kentucky. The annual cost to the local economy is estimated at nearly $1 billion.

Stockholder activists could cause a disruption to our business.

Certain institutional investors have indicated that they disagree with the strategic direction of our Company. Our business, operating results or financial condition could be adversely affected by these activists. Any such disruption may result in, among other things:

•	Increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs;

•	Affect the market price and volatility of our securities;

•	Uncertainties as to our future direction could result in the loss of potential business opportunities, make it more difficult to attract, retain, or motivate qualified personnel, strain relationships with investors and customers; and

•	Activist investors may reduce or delay our ability to effectively execute our current business strategies and the implementation of new strategies.

Our cash availability at the holding company level may limit the Company’s ability to continue to pay a cash dividend to common shareholders and/or repurchase treasury stock.

At December 31, 2016, the Corporation has approximately $1.1 million in cash on hand available to pay common dividends and repurchase treasury stock. At December 31, 2016, the Bank may not pay an additional cash dividend to the Company without regulatory approval. The Bank may not receive regulatory approval to pay the Corporation a dividend, which would limit the Company’s ability to repurchase treasury stock and to continue to pay a cash dividend to common shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2016:

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
Main Office:			(In thousands)
4155 Lafayette Road
Hopkinsville, Kentucky	2006	Owned	$4,078	24,072
Branch Offices:
2700 Fort Campbell Boulevard
Hopkinsville, Kentucky	1995	Owned	$1,163	17,625
Downtown Branch Office
605 South Virginia Street
Hopkinsville, Kentucky	1997	Owned	$143	756
Murray South Office
210 N. 12th Street
Murray, Kentucky	2003	Owned	$1,452	5,600
Murray North Office
1601 North 12th Street
Murray, Kentucky	2007	Owned	$1,027	3,400
Cadiz Branch Office
352 Main Street
Cadiz, Kentucky	1998	Owned	$355	2,200
Elkton Branch Office
536 W. Main Street
Elkton, Kentucky	1976	Owned	$77	3,400
Benton Branch Office
105 W. 5th Street
Benton, Kentucky	2003	Owned	$464	4,800
Benton Branch Office
660 Main Street
Benton, Kentucky	2015	Owned	$3,431	n/a
Calvert City Office
35 Oak Plaza Drive
Calvert City, Kentucky	2003	Owned	$975	3,400
Carr Plaza Office
607 N. Highland Drive
Fulton, Kentucky	2002	Owned	$174	800
Lake Street Office
306 Lake Street
Fulton, Kentucky	2002	Leased	$886	400
Nashville Loan Production Office
3200 West End Avenue, Suite 500
Nashville, Tennessee	2014	Owned	$2	3,200
Clarksville Main Street
322 Main Street
Clarksville, Tennessee	2007	Owned	$1,325	10,000
Brentwood Loan Production Office
214 Overlook Circle, Suite 105
Brentwood, Tennessee	2016	Leased	$81	1,800
Trenton Road Branch
3845 Trenton Road
Clarksville, Tennessee	2006	Owned	$2,146	3,362
Madison Street Office
2185 Madison Street
Clarksville, Tennessee	2007	Owned	$1,333	3,950
Houston County Office
1102 West Main Street
Erin, Tennessee	2006	Owned	$480	2,390
Ashland City Office
108 Cumberland Street
Ashland City, Tennessee	2006	Owned	$1,385	7,058
Pleasant View Office
2556 Highway 49 East
Pleasant View, Tennessee	2006	Owned	$817	2,433
Kingston Springs Office
104 West Kingston Springs Road
Kingston Springs, Tennessee	2006	Owned	$1,667	9,780

Total			$23,461

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. At March 1, 2017, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.	MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.04 per share was declared in all four quarters in 2015 and 2016. The high and low price range of the Company’s common stock for 2016 and 2015 is set forth below:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$12.03	$11.39	$13.86	$12.50
Second Quarter	$12.40	$10.85	$13.09	$11.37
Third Quarter	$11.94	$11.20	$12.14	$10.81
Fourth Quarter	$14.01	$11.05	$12.24	$11.50

At February 28, 2017, the Company estimates that is has approximately 1,200 shareholders, with approximately 770 reported in the name of the shareholder and the remainder recorded in street name.

On March 2, 2015, the Company issued 600,000 shares of treasury stock to establish the Company’s ESOP. At December 31, 2016, the Company has 1,085,888 shares of common treasury stock and has an active repurchase plan in which we may purchase up to 92,550 shares of our common stock on the open market or in negotiated transactions.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three month period ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximium Number of Shares that Yet may be Purchased Under the Program at the end of the period
October 1, 2016, to October 31, 2016	5,110	$11.25	1,845,245	93,441
November 1, 2016, to November 30, 2016	414	$11.00	1,845,659	93,027
December 1, 2016, to December 31, 2016	477	$12.60	1,846,136	92,550

Total	6,001	$11.34	1,846,136	92,550

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

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2016, (Exhibit No. 13.1) is incorporated herein by reference. See Note 13 of Notes of Consolidated Financial Statements which is incorporated herein by reference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2016, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2016, (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Carr, Riggs & Ingram, LLC, independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2016, (Exhibit No. 13.1) are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2016.

Carr, Riggs & Ingram, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Date: March 15, 2017	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of HopFed Bancorp, Inc.

Hopkinsville, Kentucky

We have audited HopFed Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2017, expressed an unqualified.

/s/ Carr, Riggs & Ingram, LLC

Nashville, Tennessee

March 15, 2017

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2016, and the information included therein under “Proposal I – Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2016, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2016, and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2016, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2016, and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2016, and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2016, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2016, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – December 31, 2016 and December 31, 2015.

3.	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

7.	Notes to Consolidated Financial Statements.

(b)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Exhibit No. 10.4 HopFed Bancorp, Inc. 2004 Long Term Incentive Plan Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-117956) dated August 5, 2004.

Exhibit No. 10.5 HopFed Bancorp, Inc. 2013 Long Term Incentive Plan Incorporated herein by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-117956) dated June 28, 2013.

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

Exhibit No. 10.12 Employment Agreement by and between Heritage Bank and Keith Bennett. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 25, 2013 (filed April 25, 2013).

Exhibit No. 10.13 Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Registrant’s Current Report on Form 8-k dated June 23, 2010 (filed June 28, 2010).

Exhibit No. 10.14 Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Current Report on Form 8-k dated June 23, 2012 (filed June 25, 2012).

Exhibit No. 10.15 Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 27, 2015 (filed March 3, 2015).

Exhibit No. 10.16 Employee Stock Ownership Trust. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 27, 2015 (filed March 3, 2015).

Exhibit No. 99.1 Stock Purchase Agreement with Maltese Capital Management. Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on 8-K dated February 2, 2015 (filed February 3, 2015)

Exhibit No. 13.1. Annual Report to Stockholders. Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2016, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the years ended December 31, 2016 and December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of December 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, respectively (iii) Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014, respectively (iv) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2016, 2015 and 2014 respectively, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 15, 2017	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) John E. Peck	March 15, 2017
John E. Peck
Director, President and Chief Executive Officer (Principal Executive Officer)

(signed) Billy C. Duvall	March 15, 2017
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(signed) Dr. Harry J. Dempsey	March 15, 2017
Dr. Harry J. Dempsey
Chairman of the Board

(signed) Steve Hunt	March 15, 2017
Steve Hunt
Vice-Chairman of the Board

(signed) Michael Woolfolk	March 15, 2017
Michael Woolfolk
Director, Board Secretary and Executive Vice President and Chief Operating Officer

(signed) Dr. Thomas I. Miller	March 15, 2017
Dr. Thomas I. Miller
Director

(signed) Ted Kinsey	March 15, 2017
Ted Kinsey
Director

(signed) Clay Smith	March 15, 2017
Clay Smith
Director

(signed) Richard Perkins	March 15, 2017
Richard Perkins
Director