Form 10-Q
period 2017-03-31
HOPFED BANCORP INC
filed 2017-05-09
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act: (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company filer	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of May 5, 2017, the Registrant had outstanding 6,717,247 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and due from banks	$30,663	21,779
Interest-bearing deposits in banks	19,408	3,970

Cash and cash equivalents	50,071	25,749
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	207,580	209,480
Loans held for sale	1,091	1,094
Loans receivable, net of allowance for loan losses of $6,164 at March 31, 2017, and $6,112 at December 31, 2016	615,480	604,286
Accrued interest receivable	3,121	3,799
Foreclosed assets, net	2,111	2,397
Bank owned life insurance	10,120	10,662
Premises and equipment, net	23,225	23,461
Deferred tax assets	2,918	3,052
Other assets	3,162	3,078

Total assets	$923,307	891,486

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$136,333	131,145
Interest-bearing accounts
Interest bearing checking accounts	217,562	209,347
Savings and money market accounts	100,009	99,312
Other time deposits	311,839	293,078

Total deposits	765,743	732,882

Advances from Federal Home Loan Bank	11,000	11,000
Repurchase agreements	45,492	47,655
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	867	766
Accrued expenses and other liabilities	2,434	2,445

Total liabilities	835,846	805,058

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2017	December 31, 2016
	(unaudited)

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,963,378 issued and 6,716,549 outstanding at March 31, 2017 and 7,963,378 issued and 6,717,242 outstanding at December 31, 2016	80	80
Additional paid-in-capital	58,705	58,660
Retained earnings	49,721	49,035
Treasury stock, at cost (1,246,829 shares at March 31, 2017 and 1,246,136 shares at December 31, 2016)	(15,356)	(15,347)
Unearned Employee Stock Ownership Plan (“ESOP”) Shares, at cost (488,161 shares at March 31, 2017 and 498,346 shares at December 31, 2016)	(6,414)	(6,548)
Accumulated other comprehensive income	725	548

Total stockholders’ equity	87,461	86,428

Total liabilities and stockholders’ equity	$923,307	891,486

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2017	2016
Interest and dividend income:
Loans	$6,736	6,465
Investment in securities, taxable	1,118	1,247
Nontaxable securities available for sale	283	353
Interest-bearing deposits	23	16

Total interest and dividend income	8,160	8,081

Interest expense:
Deposits	1,167	1,095
FHLB borrowings	32	73
Repurchase agreements	103	143
Subordinated debentures	104	94

Total interest expense	1,406	1,405

Net interest income	6,754	6,676
Provision for loan losses	291	458

Net interest income after provision for loan losses	6,463	6,218

Non-interest income:
Service charges	804	677
Merchant card	302	291
Mortgage origination income	334	368
Gain on sale of investments	2	291
Income from bank owned life insurance	235	84
Income from financial services	140	133
Other operating income	479	176

Total non-interest income	2,296	2,020

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2017	2016
Non-interest expenses:
Salaries and benefits	$4,236	3,988
Occupancy expense	775	787
Data processing	764	727
State deposit tax	231	248
Professional services	348	335
Advertising	381	320
Foreclosure, net	108	68
Other operating expenses	846	1,210

Total non-interest expense	7,689	7,683

Income before income tax expense	1,070	555
Income tax expense	135	46

Net income	935	509

Net income per share:
Basic	$0.15	$0.08

Diluted	$0.15	$0.08

Dividend per share	$0.04	$0.04

Weighted average shares outstanding - basic	6,218,706	6,297,755

Weighted average shares outstanding - diluted	6,218,706	6,297,755

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2017	2016

Net income	$935	509

Other comprehensive income, net of tax:

Unrealized gain on non-other than temporary impaired investment securities (OTTI) available for sale, net of taxes of ($121) and ($897), respectively	235	1,745

Unrealized gain (loss) on OTTI securities, net of taxes of $29 and ($39), respectively	(57)	72

Reclassification adjustment for gains included in net income, net of taxes of $1 and $99, respectively	(1)	(192)

Total other comprehensive income	177	1,625

Comprehensive income	$1,112	2,134

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2017

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
			Additional		Common	Unearned	Other	Total
	Common	Common	Paid in	Retained	Treasury	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Shares	Income	Equity
Balance at December 31, 2016	6,717,242	$80	58,660	49,035	(15,347)	(6,548)	548	86,428

Consolidated net income	—	—	—	935	—	—	—	935

Repurchase of treasury stock	(693)	—	—	—	(9)	—	—	(9)

ESOP shares committed to be released	—	—	—	—	—	134	—	134

Change in price of ESOP shares	—	—	14	—	—	—	—	14

Compensation expense, restricted stock awards	—	—	31	—	—	—	—	31

Net change in unrealized gain on securities available for sale, net of income taxes of ($91)	—	—	—	—	—	—	177	177

Cash dividend to common stockholders	—	—	—	(249)	—	—	—	(249)

Balance March 31, 2017	6,716,549	$80	58,705	49,721	(15,356)	(6,414)	725	87,461

HOPFED BANCORP, INC.

Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2016

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
			Additional		Common	Unearned	Other	Total
	Common	Common	Paid in	Retained	Treasury	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Shares	Income	Equity
Balance at December 31, 2015	6,865,811	$79	58,604	47,124	(13,471)	(7,180)	2,474	87,630

Consolidated net income	—	—	—	509	—	—	—	509

Issuance of restricted stock	10,609	1	—	—	—	—	—	1

Repurchase of treasury stock	(75,657)	—	—	—	(901)	—	—	(901)

Change in price of ESOP shares	—	—	(16)	—	—	—	—	(16)

ESOP shares committed to be released	—	—	—	—	—	141	—	141

Compensation expense, restricted stock awards	—	—	30	—	—	—	—	30

Net change in unrealized gain on securities available for sale, net of income taxes of ($837)	—	—	—	—	—	—	1,625	1,625

Cash dividend to common stockholders	—	—	—	(251)	—	—	—	(251)

Balance March 31, 2016	6,800,763	$80	58,618	47,382	(14,372)	(7,039)	4,099	88,768

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

HOPFED BANCORP, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2017	2016

Cash flows from operating activities:

Net cash provided by operating activities	$3,180	817

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	15,598	16,764
Purchase of securities available for sale	(13,728)	(15,021)
Net (increase) decrease in loans	(11,528)	3,259
Proceeds from sale of foreclosed assets	329	282
Purchase of premises and equipment	(70)	(313)

Net cash provided by (used in) investing activities	(9,399)	4,971

Cash flows from financing activities:
Net increase in demand deposits	14,100	15,048
Net increase (decrease) in time and other deposits	18,761	(29,501)
Increase in advances from borrowers for taxes and insurance	101	140
Advances from Federal Home Loan Bank	22,000	—
Repayment of advances from Federal Home Loan Bank	(22,000)	(4,000)
Net increase (decrease) in repurchase agreements	(2,163)	1,170
Cash used to repurchase treasury stock	(9)	(901)
Dividends paid on common stock	(249)	(251)

Net cash provided by (used in) financing activities	30,541	(18,295)

Increase (decrease) in cash and cash equivalents	24,322	(12,507)
Cash and cash equivalents, beginning of period	25,749	54,698

Cash and cash equivalents, end of period	$50,071	$42,191

Supplemental disclosures of cash flow information:
Interest paid	$1,396	1,509

Income taxes paid	—	—

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	292	83

Foreclosures and in substance foreclosures of loans during period	43	—

Net unrealized gains on investment securities classified as available for sale	268	2,460

Decrease in deferred tax asset related to unrealized gains on investments	(91)	(838)

Dividends declared and payable	288	286

Issuance of restricted common stock	—	125

See accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements include the accounts of HopFed Bancorp, Inc. (the “Corporation”) and its subsidiaries (collectively, the “Company”). The Corporation is a parent holding company of Heritage Bank USA, Inc. (the “Bank”). The Banks owns JBMM, LLC, a wholly owned, limited liability company, which owns and manages the Bank’s foreclosed assets. The Bank also owns Heritage USA Title, LLC, which sells title insurance to the Bank’s real estate loan customers. The Bank owns Fort Webb LP, LLC, which owns a limited partnership interest in Fort Webb Elderly Housing LP, LLC, a low income senior citizen housing facility in Bowling Green, Kentucky. The Corporation owns 100% of the common stock of HopFed Capital Trust I, a statutory trust formed under the laws of the state of Delaware with the purpose of issuing preferred capital securities to a third-party investor and purchasing junior subordinated debentures from the Company. HopFed Capital Trust I and Fort Webb LP, LLC are variable interest entities for which the Company is not the primary beneficiary. Accordingly, these subsidiaries are recorded under the equity method in the Company’s consolidated financial statements. All significant intercompany accounts have been eliminated.

The Bank is a Kentucky commercial bank regulated by the Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). HopFed Bancorp is regulated by the Federal Reserve Bank of Saint Louis (“FED”).

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2017.

The accompanying unaudited interim consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2016 Consolidated Financial Statements.

(2)	NET INCOME PER SHARE

Basic net income per share (IPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. For the three month periods ended March 31, 2017 and March 31, 2016, the Company has excluded all unearned shares held by the ESOP.

	March 31,
	2017	2016
Basic IPS:

Net income	$935,000	$509,000
Average common shares outstanding	6,218,706	6,297,755

Net income per share	$0.15	$0.08

Diluted IPS:

Net income	$935,000	$509,000
Average common shares outstanding	6,218,706	6,297,755

Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,218,706	6,297,755

Net income per share, diluted	$0.15	$0.08

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $31,000 for the three month period ended March 31, 2017 and $30,000 for the three month period ended March 31, 2016. The Company did not issue any restricted shares in the three month period ended March 31, 2017. The Company issued 10,609 shares of restricted stock in the three month period ended March 31, 2016. The table below provides a detail of the Company’s future compensation expense related to restricted stock vesting as of March 31, 2017 (Dollars in Thousands):

Year Ending December 31,	Future Expense
2017	$57
2018	54
2019	9
2020	2

Total	$122

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

(4)	SECURITIES

The carrying amount of securities and their estimated fair values at March 31, 2017 were as follows:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$2,000	—	—	2,000
U.S. Agency securities	90,294	929	(468)	90,755
Taxable municipal bonds	2,164	16	(9)	2,171
Tax free municipal bonds	33,052	1,128	(67)	34,113
Trust preferred securities	1,638	94	—	1,732
Mortgage backed securities	77,334	374	(899)	76,809

	$206,482	2,541	(1,443)	207,580

The carrying amount of securities and their estimated fair values at December 31, 2016 were as follows:

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	2,000	1	—	2,001
U.S. Agency securities	83,667	983	(638)	84,012
Taxable municipal bonds	2,720	17	(10)	2,727
Tax free municipal bonds	33,004	1,081	(174)	33,911
Trust preferred securities	1,634	183	—	1,817
Mortgage-backed securities	85,626	437	(1,051)	85,012

	$208,651	2,702	(1,873)	209,480

The scheduled maturities of debt securities available for sale at March 31, 2017 were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)

Due within one year	$6,622	$6,624
Due in one to five years	20,553	20,748
Due in five to ten years	30,572	30,878
Due after ten years	11,024	11,515

	68,771	69,765
Amortizing agency bonds	60,377	61,006
Mortgage-backed securities	77,334	76,809

Total securities available for sale	$206,482	$207,580

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2017 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale

U.S. Agency securities	$43,756	(419)	3,380	(49)	47,136	(468)
Taxable municipals	794	(9)	—	—	794	(9)
Tax free municipals	5,408	(67)	—	—	5,408	(67)
Mortgage-backed securities	48,365	(654)	8,369	(245)	56,734	(899)

Total available for sale	$98,323	(1,149)	11,749	(294)	110,072	(1,443)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2016 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)

Available for sale
U.S. Agency securities	$41,963	(597)	3,459	(41)	45,422	(638)
Taxable municipals	1,347	(10)	—	—	1,347	(10)
Tax free municipals	7,369	(174)	—	—	7,369	(174)
Mortgage-backed securities	48,462	(796)	7,439	(255)	55,901	(1,051)

Total available for sale	$99,141	(1,577)	10,898	(296)	110,039	(1,873)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2017, the Company has 69 securities with unrealized losses. The losses for all securities are considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and are not related to the credit worthiness of the issuers. Furthermore, the Company has the intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2017.

At March 31, 2017 and December 31, 2016, securities with a book value of approximately $128.9 million and $125.6 million and a market value of approximately $131.9 million and $128.4 million, respectively, were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

(5)	LOANS

The Company uses the following loan segments as described below:

•	One-to-four family first mortgages are closed end loans secured by residential housing. Loans may be either owner or non-owner occupied properties. If the loan is owner-occupied, the loan is analyzed and under-written as a consumer loan. Loan terms may be up to 30 years.

•	Home equity lines of credit may be first or second mortgages secured by one-to-four family properties. Home equity loans carry a variable rate and typically are open-ended for a period not to exceed ten years with a fifteen year final maturity. Loans secured by home equity lines of credit are under-written under the Company’s consumer loan guidelines.

•	Junior liens are closed-end loans secured by one-to-four family residences with a fixed or variable rate. Typically, the collateral for these loans are owner occupied units with a subordinate lien. Loans secured by junior liens are under-written under the Company’s consumer loan guidelines.

•	Multi-family loans are closed-end loans secured by residential housing with five or more units in a single building. Multi-family loans may carry a variable rate of interest or the interest rate on the loan is a fixed rate (usually five years). After the initial fixed rate period, the loan reverts to a variable rate or has a balloon maturity. Multi-family loans have amortization terms of up to twenty years and are under-written under the Company’s commercial loan underwriting guidelines.

•	Constructions loans may consist of residential or commercial properties and carry a fixed or variable rate for the term of the construction period. Construction loans have a maturity of between twelve and twenty-four months depending on the type of property. After the construction period, loans are amortized over a twenty-year period and are under-written under the Company’s underwriting guidelines for the type of property.

•	Land loans consist of properties currently under development, land held for future development and land held for recreational purposes. Land loans used for recreational purposes are amortized for twenty years and typically carry a fixed rate of interest for one-to-five years with a balloon maturity or floating rate period to follow and are under-written under the Company’s commercial loan underwriting guidelines.

•	Loans classified as farmland by the Company include properties that are used exclusively for the production of grain, livestock, poultry or swine. Loans secured by farmland have a maturity of up to twenty years and carry a fixed rate of interest for five to ten years. Loans secured by farmland are under-written under the Company’s commercial loan underwriting guidelines.

•	Non-residential real estate loans are secured by commercial real estate properties and may be either owner or non-owner occupied. The loans typically have a twenty year maturity and may be fixed for a period of five to ten years. After the initial fixed rate period, the note will either revert to a one year adjustable rate loan or have a balloon maturity. Loans secured by non-residential real estate are under-written under the Company’s commercial loan underwriting standards.

•	The Company originates secured and unsecured consumer loans. Collateral for consumer loans may include deposits, brokerage accounts, automobiles and other personal items. Consumer loans are typically fixed for a term of one to five years and are under-written using the Company’s consumer loan policy.

•	The Company originates unsecured and secured commercial loans. Secured commercial loans may have business inventory, accounts receivable and equipment as collateral. The typical customer may include all forms of manufacturing, retail and wholesale sales, professional services and various forms of agri-business interest. Commercial loans may be fixed or variable rate and typically have terms between one and five years.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Real estate loans:
One-to-four family first mortgages	$157,626	147,962
Home equity lines of credit	36,694	35,684
Junior liens	1,365	1,452
Multi-family	38,483	34,284
Construction	17,386	39,255
Land	20,142	23,840
Farmland	42,812	47,796
Non-residential real estate	213,933	182,940

Total mortgage loans	528,441	513,213

Consumer loans	8,674	8,717
Commercial loans	84,955	88,907

Total other loans	93,629	97,624

Total loans, gross	622,070	610,837

Deferred loan fees, net of costs	(426)	(439)

Less allowance for loan losses	(6,164)	(6,112)

Total loans, net	$615,480	$604,286

Although the Company has a diversified loan portfolio, 84.9% and 84.0% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of March 31, 2017 and December 31, 2016, respectively.

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended March 31, 2017 (Dollars in Thousands):

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2016	2017	2017	2017	2017	3/31/2017

One-to-four family mortgages	$852	—	3	245	(3)	1,097
Home equity line of credit	260	—	2	68	(2)	328
Junior liens	8	—	1	1	(1)	9
Multi-family	412	—	—	181	—	593
Construction	277	—	—	(136)	—	141
Land	1,760	—	—	(396)	(931)	433
Farmland	778	—	—	(147)	35	666
Non-residential real estate	964	—	6	324	47	1,341
Consumer loans	208	(68)	33	18	49	240
Commercial loans	593	(224)	8	551	388	1,316

Total	$6,112	(292)	53	709	(418)	6,164

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2016 (Dollars in Thousands):

				General	Specific	Ending
	Balance	Charge off	Recovery	Provision	Provision	Balance
	12/31/2015	2016	2016	2016	2016	12/31/2016

One-to-four family mortgages	$1,030	—	167	(118)	(227)	852
Home equity line of credit	201	(30)	14	59	16	260
Junior liens	8	—	14	—	(14)	8
Multi-family	227	(421)	—	323	283	412
Construction	377	—	—	(100)	—	277
Land	1,379	—	—	(586)	967	1,760
Farmland	358	—	—	420	—	778
Non-residential real estate	1,139	—	10	(41)	(144)	964
Consumer loans	358	(422)	293	(187)	166	208
Commercial loans	623	(595)	141	122	302	593

Total	$5,700	(1,468)	639	(108)	1,349	6,112

The table below presents past due and non-accrual balances at March 31, 2017 by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	$153,653	688	248	55	2,982	—	$157,626
Home equity line of credit	36,132	—	402	—	160	—	36,694
Junior liens	1,320	4	—	29	12	—	1,365
Multi-family	37,668	—	—	—	815	—	38,483
Construction	17,386	—	—	—	—	—	17,386
Land	12,020	—	7,234	431	457	—	20,142
Farmland	40,588	—	338	693	1,193	—	42,812
Non-residential real estate	202,168	—	210	1,518	10,037	—	213,933
Consumer loans	8,239	22	119	—	294	—	8,674
Commercial loans	82,825	32	393	254	1,451	—	84,955

Total	$591,999	746	8,944	2,980	17,401	—	$622,070

The table below presents past due and non-accrual balances at December 31, 2016 by loan classification allocated between performing and non-performing:

		30 - 89	Non-		Impaired Loans
	Currently	Days	Accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

One-to-four family mortgages	145,069	896	270	744	983	—	147,962
Home equity line of credit	35,087	22	402	25	148	—	35,684
Junior liens	1,407	4	—	30	11	—	1,452
Multi-family	31,280	—	—	—	3,004	—	34,284
Construction	39,255	—	—	—	—	—	39,255
Land	15,581	—	7,675	35	549	—	23,840
Farmland	44,832	—	—	674	2,290	—	47,796
Non-residential real estate	172,395	—	208	3	10,334	—	182,940
Consumer loans	8,354	28	3	—	332	—	8,717
Commercial loans	84,913	261	516	603	2,614	—	88,907

Total	578,173	1,211	9,074	2,114	20,265	—	610,837

At March 31, 2017 and December 31, 2016, there were no loans more than 90 days past due and accruing interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2017 and December 31, 2016, by portfolio segment and based on the impairment method as of March 31, 2017 and December 31, 2016.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
			(Dollars in Thousands)
March 31, 2017:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$201	105	88	—	98	$492
Collectively evaluated for impairment	1,115	469	2,512	1,434	142	5,672

Total ending allowance balance	$1,316	574	2,600	1,434	240	$6,164

Loans:
Loans individually evaluated for impairment	$1,844	7,691	12,593	3,804	413	$26,345
Loans collectively evaluated for impairment	83,111	29,837	282,635	191,881	8,261	595,725

Total ending loans balance	$84,955	37,528	295,228	195,685	8,674	$622,070

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
			(Dollars in Thousands)
December 31, 2016:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28	1,036	—	—	84	$1,148
Collectively evaluated for impairment	565	1,001	2,154	1,120	124	4,964

Total ending allowance balance	$593	2,037	2,154	1,120	208	$6,112

Loans:
Loans individually evaluated for impairment	$3,130	8,224	15,836	1,814	335	$29,339
Loans collectively evaluated for impairment	85,777	54,871	249,184	183,284	8,382	581,498

Total ending loans balance	$88,907	63,095	265,020	185,098	8,717	$610,837

The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis. Various factors are considered, including the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends, prevailing economic conditions and the market value of the underlying collateral. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred.

The Company utilizes a credit grading system that provides a uniform framework for establishing and monitoring credit risk in the loan portfolio. Under this system, each loan is graded based on pre-determined risk metrics and categorized into one of the risk grades discussed below. The Company uses the following risk grade definitions for commercial loans:

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

Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the institution’s credit position at some future date. Borrowers may be experiencing adverse operating trends or market conditions. Non-financial reasons for rating a credit exposure Special Mention include, but are not limited to: management problems, pending litigations, ineffective loan agreement and/or inadequate loan documentation, structural weaknesses and/or lack of control over collateral.

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

The following credit risk standards are assigned to consumer loans:

Satisfactory - All consumer open-end and closed-end retail loans shall have an initial risk grade assigned of 3 - Satisfactory.

Substandard - All consumer open-end and closed-end retail loans past due 90 cumulative days from the contractual date will be classified as 7 - Substandard. If a consumer/retail loan customer files bankruptcy, the loan will be classified as 7 - Substandard regardless of payment history.

Loss - All closed-end retail loans that become past due 120 cumulative days and open-end retail loans that become past due 180 cumulative days from the contractual due date will be charged off as loss assets. The charge off will be taken by the end of the month in which the 120-day or 180-day time period elapses. All losses in retail credit will be recognized when the affiliate becomes aware of the loss, but in no case should the charge off exceed the time frames stated within this policy.

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

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at March 31, 2017 and December 31, 2016 were as follows:

						Specific	Allowance
						Allowance	for Loans
		Special	Impaired Loans			for	not
March 31, 2017	Pass	Mention	Substandard	Doubtful	Total	Impairment	Impaired
		(Dollars in Thousands)
One-to-four family mortgages	$154,341	55	3,230	—	157,626	—	1,097
Home equity line of credit	36,132	—	562	—	36,694	—	328
Junior liens	1,324	29	12	—	1,365	—	9
Multi-family	37,668	—	815	—	38,483	—	593
Construction	17,386	—	—	—	17,386	—	141
Land	12,020	431	7,691	—	20,142	105	328
Farmland	40,588	693	1,531	—	42,812	35	631
Non-residential real estate	202,168	1,518	10,247	—	213,933	53	1,288
Consumer loans	8,261	—	413	—	8,674	98	142
Commercial loans	82,857	254	1,844	—	84,955	201	1,115

Total	$592,745	2,980	26,345	—	622,070	492	5,672

						Specific	Allowance
						Allowance	for Loans
		Special	Impaired Loans			for	not
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total	Impairment	Impaired
		(Dollars in Thousands)
One-to-four family mortgages	$145,965	744	1,253	—	147,962	—	852
Home equity line of credit	35,109	25	550	—	35,684	—	260
Junior liens	1,411	30	11	—	1,452	—	8
Multi-family	31,280	—	3,004	—	34,284	—	412
Construction	39,255	—	—	—	39,255	—	277
Land	15,581	35	8,224	—	23,840	1,036	724
Farmland	44,832	674	2,290	—	47,796	—	778
Non-residential real estate	172,395	3	10,542	—	182,940	—	964
Consumer loans	8,382	—	335	—	8,717	84	124
Commercial loans	85,174	603	3,130	—	88,907	28	565

Total	$579,384	2,114	29,339	—	610,837	1,148	4,964

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2017 were as follows:

				For the three month period ended
		At March 31, 2017		March 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired loans with no specific allowance	Investment	Balance	Allowance	Investment	Recognized
			(Dollars in Thousands)

One-to-four family mortgages	$3,230	3,230	—	2,242	31
Home equity line of credit	562	562	—	556	10
Junior liens	12	12	—	12	—
Multi-family	815	815	—	1,910	10
Construction	—	—	—	—	—
Land	1,020	1,980	—	1,287	9
Farmland	1,005	1,005	—	1,648	13
Non-residential real estate	9,849	9,849	—	10,196	134
Consumer loans	18	18	—	9	—
Commercial loans	1,336	1,336	—	2,101	12

Total	17,847	18,807	—	19,961	219

Impaired loans with a specific allowance

One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	6,671	6,671	105	6,671	—
Farmland	526	526	35	263	—
Non-residential real estate	398	398	53	199	5
Consumer loans	395	395	98	365	—
Commercial loans	508	508	201	387	3

Total	8,498	8,498	492	7,885	8

Total impaired loans	$26,345	27,305	492	27,846	227

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2016 were as follows:

				For the year ended
	At December 31, 2016			December 31, 2016
	(Dollars in Thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired loans with no specific allowance	Investment	Balance	Allowance	Investment	Recognized

One-to-four family mortgages	$1,253	1,253	—	1,470	67
Home equity line of credit	550	550	—	390	24
Junior liens	11	11	—	13	1
Multi-family	3,004	3,004	—	3,005	172
Construction	—	—	—	—	—
Land	1,553	2,513	—	7,868	38
Farmland	2,290	2,290	—	1,563	120
Non-residential real estate	10,542	10,542	—	9,363	485
Consumer loans	—	—	—	21	1
Commercial loans	2,865	2,865	—	3,168	112

Total	22,068	23,028	—	26,861	1,020

Impaired loans with a specific allowance

One-to-four family mortgages	—	—	—	452	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	910	—
Construction	—	—	—	—	—
Land	6,671	6,671	1,036	1,811	485
Farmland	—	—	—	533	—
Non-residential real estate	—	—	—	—	—
Consumer loans	335	335	84	273	—
Commercial loans	265	265	28	754	24

Total	7,271	7,271	1,148	4,733	509

Total impaired loans	$29,339	30,299	1,148	31,594	1,529

On a periodic basis, the Bank may modify the terms of certain loans. In evaluating whether a restructuring constitutes a troubled debt restructuring (TDR), Financial Accounting Standards Board (FASB) has issued Accounting Standards Update ASU 310 (ASU 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.

At December 31, 2016, the Company had eight loans, representing three lending relationships, classified as performing TDRs. During the three month period ended March 31, 2017, the Company removed one lending relationship from TDR status. That relationship, with two loans representing $2.2 million, has paid as agreed based on the original terms of their note for a period of at least six months. For the three month period ended March 31, 2017, no loans were added to TDR classification and all loans currently classified as TDR are current based on their revised terms.

The following table provides the number of loans remaining in each category as of March 31, 2017 and December 31, 2016 that the Company had previously modified in a TDR:

			Post Modification
		Pre-Modification	Outstanding Record
	Number of	Outstanding	Investment, net of
	Loans	Record Investment	related allowance

March 31, 2017
Multi-family	3	$815,273	815,273
Non-residential real estate	3	3,421,915	3,421,915

December 31, 2016
Multi-family	3	$815,273	815,273
Non-residential real estate	5	5,646,223	5,646,223

There were no loans as of March 31, 2017 that have been modified as TDRs and that subsequently defaulted within twelve months on their modified terms. At March 31, 2017, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR.

(6)	FORECLOSED ASSETS

The Company’s foreclosed assets have been acquired through customer loan defaults. The property is recorded at the lower of cost or fair value less estimated cost to sell and carrying cost at the date acquired. Any difference between the book value and estimated market value is recognized as a charge off through the allowance for loan loss account. Additional losses on foreclosed assets may be determined on individual properties at specific intervals or at the time of disposal. In general, the Company will obtain a new appraisal on all foreclosed assets with a book balance in excess of $250,000 on an annual basis. Additional losses are recognized as a non-interest expense.

At March 31, 2017 and December 31, 2016, the Company had balances in foreclosed assets consisting of the following:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)

One-to-four family mortgages	$135	135
Home equity line of credit	28	28
Multi-family real estate	1,775	1,775
Non-residential real estate	173	459

Total other assets owned	$2,111	2,397

For the three month period ended March 31, 2017, the Company’s activity in foreclosed property included the following:

		Activity During 2017
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2016	Foreclosure	Sales	in Values	on Sale	3/31/2017
	(Dollars in Thousands)

One-to-four family mortgages	$135	—	—	—	—	$135
HELOC	28	—	—	—	—	28
Multi-family	1,775	—	—	—	—	1,775
Non-residential real estate	459	43	(329)	—	—	173

Total	$2,397	43	(329)	—	—	$2,111

For the three month period ended March 31, 2016, the Company’s activity in foreclosed property included the following:

		Activity During 2016
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2015	Foreclosure	Sales	in Values	on Sale	3/31/2016
	(Dollars in Thousands)

One-to-four family mortgages	$55	—	—	—	—	$55
HELOC	943	—	—	—	—	943
Non-residential real estate	738	—	(270)	—	(9)	459
Consumer	—	12	(12)	—	—	—

Total	$1,736	12	(282)	—	(9)	$1,457

(7)	FAIR VALUE OF ASSETS AND LIABILITIES

Accounting Standards Codification Topic (ASC) 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value. The statement establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

The following are the significant methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values, because they mature within 90 days or less and do not present credit risk concerns.

Interest-bearing deposits

The carrying amounts reported in the consolidated balance sheets for interest earning deposits approximate those assets’ fair values, because they are considered overnight deposits and may be withdrawn at any time without penalty and do not present credit risk concerns.

Available-for-sale securities

Fair values for investment securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments provided by a third party pricing service. The Company reviews all securities in which the book value is greater than the market value for impairment that is other than temporary. For securities deemed to be other than temporarily impaired, the Company reduces the book value of the security to its market value by recognizing an impairment charge on its income statement.

FHLB stock

The fair value of FHLB stock is recognized at cost.

Loans held for sale

Mortgage loans originated and intended to be sold are carried at the lower of cost or estimated fair value as determined on a loan by loan basis. Gains or losses are recognized at the time of ownership transfer. Net unrealized losses, if any, are recognized through a valuation allowance and charged to income.

Loans receivable

The fair values for of fixed-rate loans and variable rate loans that re-price on an infrequent basis is estimated using discounted cash flow analysis which considers future re-pricing dates and estimated repayment dates, and further using interest rates currently being offered for loans of similar type, terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The estimated fair value of variable-rate loans that re-price frequently and with have no significant change in credit risk is approximately the carrying value of the loan.

Accrued interest receivable

Fair value is estimated to approximate the carrying amount because such amounts are expected to be received within 90 days or less and any credit concerns have been previously considered in the carrying value.

Deposits

The fair values disclosed for deposits with no stated maturity such as demand deposits, interest-bearing checking accounts and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and other fixed maturity time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on such type accounts or similar accounts to a schedule of aggregated contractual maturities or similar maturities on such time deposits.

Advances from borrowers for taxes and insurance

The carrying amount of advances from borrowers for taxes and insurance approximates its fair value.

Advances from the Federal Home Loan Bank (FHLB)

The fair value of these advances is estimated by discounting the future cash flows of these advances using the current rates at which similar advances or similar financial instruments could be obtained.

Repurchase agreements

Overnight repurchase agreements have a fair value at book, given that they mature overnight. The fair values for of longer date repurchase agreements is estimated using discounted cash flow analysis which considers the current market pricing for repurchase agreements of similar final maturities and collateral requirements.

Subordinated debentures

The book value of subordinated debentures is cost. The subordinated debentures re-price quarterly at a rate equal to three month libor plus 3.10%.

Fair Value Measurements on a Recurring Basis

Where quoted prices are available for identical securities in an active market, securities available for sale are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

The assets and liabilities measured at fair value on a recurring basis at March 31, 2017 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 3/31/2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Securities available for sale
U.S. Treasury securities	2,000	2,000	—	—
U.S. Agency securities	90,755	—	90,755	—
Taxable municipals	2,171	—	2,171	—
Tax-free municipals	34,113	—	34,113	—
Trust preferred securities	1,732	—	—	1,732
Mortgage backed securities	76,809	—	76,809	—

Total	207,580	2,000	203,848	1,732

The assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 12/31/2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Securities available for sale
U.S. Treasury securities	2,001	2,001	—	—
U.S. Agency securities	84,012	—	84,012	—
Taxable municipals	2,727	—	2,727	—
Tax-free municipals	33,911	—	33,911	—
Trust preferred securities	1,817	—	—	1,817
Mortgage backed securities	85,012	—	85,012	—

Total	209,480	2,001	205,662	1,817

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2017:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
(Dollars in Thousands)
Assets

Foreclosed assets	$2,111	—	—	$2,111

Impaired loans, net of allowance	$8,006	—	—	$8,006

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2016:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
(Dollars in Thousands)
Assets

Foreclosed assets	$2,397	—	—	$2,397

Impaired loans, net of allowance	$6,123	—	—	$6,123

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at March 31, 2017 and December 31, 2016:

Level 3 Significant Unobservable Input Assumptions
				Quantitative Range
	Fair	Valuation	Unobservable	of Unobservable
`	Value	Technique	Input	Inputs
		(Dollars in Thousands)
March 31, 2017
Assets measured on a non-recurring basis

Foreclosed assets	$2,111	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%

Impaired loans	8,006	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%

Asset measured on a recurring basis

Trust preferred securities	1,732	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

December 31, 2016
Assets measured on a non-recurring basis

Foreclosed assets	$2,397	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%

Impaired loans	6,123	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 15%

Asset measured on a recurring basis

Trust preferred securities	1,817	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

Foreclosed assets and impaired loans are valued at fair value, less cost to sell. Fair value of a foreclosed asset is determined by an appraised value of the underlying collateral to which a discount is applied. Management establishes the discount or adjustments based on recent sales and any unique features the collateral may possess. Management also considers the anticipated selling cost associated with the collateral when establishing the discounted percentage. Management may adjust the discounts based on the most recent sales of comparable collateral.

The Company bases the value of its trust preferred security on a quarterly review of SEC filings by the issuer to ascertain overall financial strength. Based on the analysis, the Company then reviews the Libor swap curve to analyze the overall yield of our investment as compared to long-term swap rates. On rare occasions, the Company may receive an offer from a broker to purchase similar type instruments and the Company will analyze these offerings as compared to our investment.

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the three month periods ended March 31, 2017 and March 31, 2016, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2017	2016
Three month period ended March 31,	Other Assets	Other Assets
	(Dollars in Thousands)

Fair value, January 1	$1,817	1,865
Change in unrealized losses included in other comprehensive income for assets and liabilities still held at March 31	(89)	105
Accretion of previously discounted amounts	4	4
Purchases, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Fair value, March 31	$1,732	1,974

The estimated fair values of financial instruments were as follows at March 31, 2017:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
			(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$30,663	30,663	30,663	—	—
Interest-bearing deposits	19,408	19,408	19,408	—	—
Securities available for sale	207,580	207,580	2,000	203,848	1,732
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,091	1,091	—	1,091	—
Loans receivable	615,480	600,288	—	—	600,288
Accrued interest receivable	3,121	3,121	—	—	3,121
Financial liabilities:
Deposits	765,743	766,415	—	766,415	—
Advances from borrowers for taxes and insurance	867	867	—	867	—
Advances from Federal Home Loan Bank	11,000	10,999	—	10,999	—
Repurchase agreements	45,492	45,492	—	45,492	—
Subordinated debentures	10,310	10,099	—	—	10,099

The estimated fair values of financial instruments were as follows at December 31, 2016:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
			(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$21,779	21,779	21,779	—	—
Interest-bearing deposits	3,970	3,970	3,970	—	—
Securities available for sale	209,480	209,480	2,001	205,662	1,817
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,094	1,094	—	1,094	—
Loans receivable	604,286	593,257	—	—	593,257
Accrued interest receivable	3,799	3,799	—	—	3,799
Financial liabilities:
Deposits	732,882	732,942	—	732,942	—
Advances from borrowers for taxes and insurance	766	766	—	766	—
Advances from Federal Home Loan Bank	11,000	10,979	—	10,979	—
Repurchase agreements	47,655	47,655	—	47,655	—
Subordinated debentures	10,310	10,099	—	—	10,099

(8)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new guidance related to “Revenue from Contracts with Customers.” This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016; however, the FASB has agreed to a one-year deferral of the effective date to December 15, 2017. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective on January 1, 2018. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019, and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is currently evaluating the potential impact of ASU 2016-02 on the Company’s consolidated financial statements.

ASU 2016-05 “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 was effective beginning January 1, 2017. The implementation of ASU 2016-05 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 was effective beginning January 1, 2017. The implementation of ASU 2016-07 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was effective beginning January 1, 2017. The implementation of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

On June 16, 2016, the FASB released its finalized ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments to U.S. GAAP require businesses and other organization to measure the expected credit losses on financial assets, such as loans, securities, bond insurance, and many receivables. The accounting changes apply to instruments recorded on balance sheets at their historical cost, although there are some limited changes to the accounting for debt instruments classified as available-for-sale. Write-downs will be based on historical information, current business conditions, and forecasts, and it expects the forecasts are expected to improve the loss estimates on financial assets that are losing value. The techniques that are employed today to write down loans and other instruments can still be used, although the variables for calculating the losses are expected to change. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Companies are permitted to adopt ASU 2016-13 in fiscal years beginning after December 15, 2018. Management is currently evaluating the potential impact of this ASU on the Company’s consolidated financial statements.

ASU 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted with retrospective application. Management is evaluating the impact that the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(9)	INCOME TAXES

The Company files consolidated federal income tax returns and Tennessee excise tax returns. The Company files consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax. The Company has no unrecognized tax benefits and has not accrued any interest or penalties for uncertain tax positions. The effective tax rate differs from the statutory federal rate of 35% and Tennessee excise rate of 6.5% due to investments in qualified municipal securities, bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses. The Company’s effective tax rate for the three month periods ended March 31, 2017 and March 31, 2016 was 12.6% and 8.3%, respectively. The Company’s effective federal income tax rate varies significantly from our federal statutory tax rate for a variety of factors, including:

The Company’s investment in Fort Webb LP, LLC generates tax credits and depreciation expense that the Company can use to offset taxable income. At March 31, 2017 and December 31, 2016, the Company’s balance sheet did not include any equity investment in Fort Webb. The Company has other investments that produce both tax credits and depreciation expense that may be used to offset net income.

At March 31, 2017, the Company has $10.1 million in bank owned life insurance policies. The income generated from these policies increase the cash flow of the policies on a tax free basis. Life insurance proceeds are paid upon the death of a covered party. These proceeds, netted against the current cash value of the policy, result in tax free income to the Company. For the three month period ended March 31, 2017, the Company received additional income of approximately $170,000 from the net proceeds of a life insurance policy.

At March 31, 2017, the Company’s investment portfolio includes $34.1 million of tax free municipal bonds. Interest income on this portfolio, after netting out a disallowance for interest expense attributable to this portfolio, is tax exempt.

(10)	ESOP

Substantially all of the Company’s employees who are at least 21 years old and have one year of employment with the Company participate in the 2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”). The ESOP purchased 600,000 shares of the Company’s common stock from the Company on March 2, 2015, at $13.14 per share. The ESOP borrowed $7.9 million from an open-end line of credit from the Company for the purchase of the stock, using the 600,000 shares of common stock as collateral. The Company makes discretionary contributions to the ESOP. The ESOP utilizes these contributions along with the dividends on the 600,000 held by the ESOP to repay the loan from the Company. When loan payments are made, ESOP shares are released based on reduction in the principal balance of the loan. The shares are allocated to participants based on relative compensation.

Employees who are not employed on December 31st of each year are not eligible for participation in the ESOP. The Company anticipates that loan payments will be made at the end of each year. Participants receive shares at the end of employment. The Company has the option to repurchase the shares or provide the shares directly to the employee.

The Company made its second ESOP loan payment in December 2016. At March 31, 2017, the Company’s accrued liability for the loan payment is $195,000. At March 31, 2017 and December 31, 2016, shares held by the ESOP were as follows:

	March 31, 2017	December 31, 2016
Accrued for allocation to participants	10,185	—

Earned ESOP shares	101,654	101,654

Unearned ESOP shares	488,161	498,346

Total ESOP shares	600,000	600,000

Fair value of unearned shares	$6,990,466	$6,707,737

(11)	COMMITMENTS AND CONTINGENCIES

At March 31, 2017, the Bank had $32.1 million in outstanding commitments on revolving home equity lines of credit, $19.4 million in outstanding commitments on revolving personal lines of credit and $43.9 million in commitments to originate loans and undisbursed commitments on commercial lines of credit of $48.7 million. At March 31, 2017, the Company had $287,000 in standby letters of credit outstanding.

At March 31, 2017, the Company has $43.1 million in times deposits greater than $100,000 but less than $250,000 that are scheduled to mature in one year and $47.6 million in time deposits with balances greater than $250,000 that are scheduled to mature in one year or less.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2017 and December 31, 2016, the Bank has pledged all eligible 1-4 family first mortgages. At March 31, 2017 and December 31, 2016 the Bank has outstanding borrowings of $11.0 million from the FHLB. A schedule of FHLB borrowings at March 31, 2017 and December 31, 2016 is provided below:

Outstanding Balance	Rate	Maturity
(Dollars in Thousands)
$5,000	0.88%	10/06/2017
6,000	1.18%	07/06/2018

$11,000	1.04%

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $45.5 million secured by the Bank’s loan portfolio to secure additional municipal deposits. At March 31, 2017, securities with a book value of approximately $45.2 million and a market value of $45.5 million were sold under agreements to repurchase from various customers.

The Company is a party to certain ordinary course litigation, and the Company intends to vigorously defend itself in all such matters. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

(12)	REGULATORY MATTERS

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

The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2017, the capital conservation buffer is 1.25%. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 and December 31, 2016 based on the phase-in provisions of Basel III Capital Rules. Management believes, as of March 31, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of March 31, 2017 and December 31, 2016 are presented below:

					To be Well
			Minimum Capital		Capitalized for
			Required – Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Action Provisions
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Tier 1 leverage capital to adjusted total assets
Company	$94,592	10.6%	$35,876	4.0%	$44,845	5.0%
Bank	$93,585	10.5%	$35,752	4.0%	$44,690	5.0%

Total capital to risk weighted assets
Company	$100,756	16.1%	$57,792	9.25%	$62,478	10.0%
Bank	$99,749	16.0%	$57,664	9.25%	$62,339	10.0%

Tier 1 capital to risk weighted assets
Company	$94,592	15.1%	$45,297	7.25%	$49,983	8.0%
Bank	$93,585	15.0%	$45,196	7.25%	$49,871	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$94,592	15.1%	$35,925	5.75%	n/a	n/a
Bank	$93,585	15.0%	$35,845	5.75%	$40,520	6.5%

As of December 31, 2016

Tier 1 leverage capital to adjusted total assets
Company	$92,803	10.8%	$34,392	4.0%	$42,990	5.0%
Bank	$91,617	10.7%	$34,315	4.0%	$42,894	5.0%

Total capital to risk weighted assets
Company	$98,915	16.2%	$52,682	8.625%	$61,080	10.0%
Bank	$97,729	16.0%	$52,561	8.625%	$60,941	10.0%

Tier 1 capital to risk weighted assets
Company	$92,803	15.2%	$40,466	6.625%	$48,864	8.0%
Bank	$91,617	15.0%	$40,373	6.625%	$48,753	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$92,803	15.2%	$31,304	5.125%	n/a	n/a
Bank	$91,617	15.0%	$31,232	5.125%	$39,611	6.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with U.S. GAAP and general banking practices. These estimates include accounting for the allowance for loan losses, foreclosed assets, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the Company’s determination of our consolidated financial position, results of operations and cash flows, is set forth in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

The emphasis of this discussion is a comparison of assets, liabilities and stockholders’ equity as of March 31, 2017 to December 31, 2016, while comparing income and expense for the three month periods ended March 31, 2017 and March 31, 2016.

All information should be read in conjunction with the Company’s unaudited consolidated condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

Comparison of Financial Condition at March 31, 2016, and December 31, 2016

At March 31, 2017, total assets increased $31.8 million, to $923.3 million as compared to $891.5 million at December 31, 2016, largely due to higher levels of time deposits, cash on hand and loan growth. Securities available for sale declined from $209.5 million at December 31, 2016 to $207.6 million at March 31, 2017. At March 31, 2017 and December 31, 2016, securities classified as “available for sale” had an amortized cost of $206.5 million and $208.7 million. Net loans totaled $615.5 million and $604.3 million at March 31, 2017, and December 31, 2016, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost were $4.4 million at December 31, 2016 and March 31, 2017. Total FHLB borrowings were $11.0 million at March 31, 2017 and December 31, 2016. Total repurchase balances declined from $47.7 million at December 31, 2016 to $45.5 million at March 31, 2017.

At March 31, 2017, deposits increased $32.8 million from $732.9 million at December 31, 2016 to $765.7 million at March 31, 2017. At March 31, 2017, non-interest checking account balances are $136.3 million, or 17.8% of total deposits as compared to $131.1 million, or 17.9% of total deposits at December 31, 2016. For the period ended March 31, 2017, interest bearing checking accounts increased by $8.2 million as compared to December 31, 2016. At March 31, 2017, time deposits were $311.8 million, representing an increase of $18.8 million as compared to December 31, 2016. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2017 and March 31, 2016.

Net Income. The Company’s net income was $935,000 for the three month period ended March 31, 2017, as compared to net income of $509,000 for the three month period ended March 31, 2016.

Net Interest Income. Net interest income for the three month period ended March 31, 2017, was $6.8 million, compared to $6.7 million for the three month period ended March 31, 2016. The increase in net interest income for the three month period ended March 31, 2017 as compared to March 31, 2016 was largely due to the $54.8 million increase in the average balance of loans outstanding. For the three month period ended March 31, 2017, the growth in the average balance of loans outstanding as compared to three month period ended March 31, 2016 helped to offset a decline in the average yield of the loan portfolio.

For the three month period ended March 31, 2017, the average yield on loans was 4.38%, as compared to 4.62% for the three month period ended March 31, 2016. For the three month period ended March 31, 2017, income on taxable securities and tax free securities was $1.1 million and $283,000, respectively. Income on taxable and tax free securities was $1.2 million and $353,000 for the three month period ended March 31, 2016, respectively. For the three month period ending March 31, 2017, the tax equivalent yield on taxable and tax free securities were 2.53% and 5.00%, respectively, as compared to 2.52% and 5.01% for the three month period ended March 31, 2016, respectively.

For the three month periods ended March 31, 2017 and March 31, 2016, the Company’s cost of interest bearing liabilities was 0.81% and 0.83%, respectively. For the three month periods ended March 31, 2017 and March 31, 2016, the Company’s net interest margin was 3.31% and 3.39%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended March 31, 2017 and March 31, 2016. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $141,000 for the three month period ended March 31, 2017 and $174,000 for the three month period ended March 31, 2016, for a tax equivalent rate using a cost of funds rate of 0.81% for the three month period ended March 31, 2017 and 0.83% for the three month period ended March 31, 2016. The table adjusts tax-free loan income by $9,000 for the three month period ended March 31, 2017 and $5,000 for the three month period ended March 31, 2016, for a tax equivalent rate using the same cost of funds rate (Table amounts in thousands, except percentages):

	Average	Income &	Average	Average	Income &	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	03/31/2017	03/31/2017	03/31/2017	03/31/2016	03/31/2016	03/31/2016

Loans	$615,382	$6,745	4.38%	$560,544	$6,470	4.62%
Taxable AFS securities	176,824	1,118	2.53%	197,761	1,247	2.52%
Non-taxable AFS securities	33,868	424	5.00%	42,098	527	5.01%
Other interest bearing deposits	9,260	23	0.99%	9,491	16	0.67%

Total interest earning assets	835,334	8,310	3.98%	809,894	8,260	4.08%

Other assets	73,527			85,874

Total assets	$908,861			$895,874

Retail time deposits	$259,086	664	1.03%	$264,308	640	0.97%
Brokered deposits	46,040	135	1.17%	35,986	99	1.10%
Interest bearing checking accounts	219,696	326	0.59%	213,336	311	0.58%
MMDA and savings accounts	100,282	42	0.17%	97,391	45	0.18%
FHLB borrowings	13,433	32	0.95%	13,593	73	2.15%
Repurchase agreements	41,840	103	0.98%	43,744	143	1.31%
Subordinated debentures	10,310	104	4.03%	10,310	94	3.65%

Total interest bearing liabilities	690,687	1,406	0.81%	678,668	1,405	0.83%

Non-interest bearing deposits	126,809			112,926
Other non-interest bearing liabilities	3,993			4,706

Stockholders’ equity	87,372			89,468

Total liabilities and stockholders’ equity	$908,861			$895,768

Net interest income		$6,904			$6,855

Interest rate spread			3.17%			3.25%

Net interest margin		3.31%			3.39%

Interest Income. For the three month period ended March 31, 2017, the Company’s total interest income was $8.2 million, representing an increase of $79,000 as compared to the three month period ended March 31, 2016. For the three month periods ended March 31, 2017 and March 31, 2016, interest income on loans was $6.7 million and $6.5 million, respectively. The average balance of loans receivable increased from $560.5 million for the three month period ended March 31, 2016 to $615.4 million for the three month period ended March 31, 2017. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 119.34% for the three month period ended March 31, 2016 to 120.94% for the three month period ended March 31, 2017.

Interest Expense. Interest expense increased $1,000 for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016. For the three month period ending March 31, 2017, the Company’s interest expense on FHLB advances was $32,000, as compared to $73,000 for the three month period ended March 31, 2016. The average cost of FHLB borrowings were 0.95% for the three month period ended March 31, 2017 and 2.15% for the three month period ended March 31, 2016.

For the three month period ended March 31, 2017, the average balance of interest bearing retail time deposits declined $5.2 million to $259.1 million, as compared to $264.3 million for the three month period ended March 31, 2016. The average cost of retail time deposits for the three month periods ended March 31, 2017 and March 31, 2016 was 1.03% and 0.97%, respectively.

The average cost of brokered deposits increased from 1.10% for the three month period ended March 31, 2016 to 1.17% for the three month period ended March 31, 2017. Over the same period, the average balance of brokered deposits increased $10.0 million to $46.0 million. For the three month period ended March 31, 2017, the Company’s total cost of deposits was 0.61% as compared to 0.60% for the three month period ended March 31, 2016.

The average balance of repurchase agreements declined from $43.7 million for the three months ended March 31, 2016, to $41.8 million for the three month period ended March 31, 2017. The average cost of repurchase agreements was 1.31% for the three months ended March 31, 2016, and 0.98% for the three month period ended March 31, 2017.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $291,000 in provision for loan loss was required for the three month period ended March 31, 2017 compared to a $458,000 provision for loan loss expense for the three month period ended March 31, 2016.

Non-Interest Income. There was a $276,000 increase in non-interest income in the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016. For the three month period ended March 31, 2017, other operating income was $479,000 as compared to $176,000 for the three month period ended March 31, 2016. The improved level of other operating income is the result of one time licensing fees earned by the Bank from a vendor. For the three month period ended March 31, 2017, the Company earned $334,000 in mortgage origination income as compared to $368,000 during the three month period ended March 31, 2016. The decline in mortgage origination income was largely the result of an increase in mortgage loan rates which reduced the demand for fixed rate mortgage loan products.

The Company’s income for services charges was $804,000 for the three month period ended March 31, 2017, as compared to $677,000 for the same period in 2016. The increase in service charge income is the result of the Company’s revised consumer transaction account product offerings, providing additional income on these accounts. The Company’s financial services commission was $133,000 for the three month period ended March 31, 2016 as compared to $140,000 for the three month period ended March 31, 2017. For the three month period ended March 31, 2017, gains on the sale of securities were $2,000, as compared to $291,000 for the three month period ended March 31, 2016. For the three month period ended March 31, 2017, the Company’s liquidity position grew due to an increase in deposits, eliminating the need for the Company to sell securities for liquidity purposes.

Non-Interest Expenses. There was a $6,000 increase in total non-interest expenses for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016. The most significant change in non-interest expenses was a $248,000 increase in salaries and benefits expense. The increase in salaries and benefits expense is largely the result of a $67,000 increase in health insurance benefits due to an increase in medical insurance and a $146,000 increase in overall compensation.

For the three month period ended March 31, 2017, other operating expenses were $846,000 as compared to $1.2 million for the three month period ended March 31, 2016. The reduction in other expenses is attributable to several factors, including reduced legal cost as the Company sought to obtain legal title to properties owned by past due borrowers. These properties, now held in foreclosed assets, resulted in an expense of foreclosed assets of $108,000 for the three month period ended March 31, 2017 as compared to $68,000 for the three month period ended March 31, 2016.

Income Taxes. The effective tax rate for the three month periods ending March 31, 2017 was 12.6% due to the modest level of taxable net interest income and a higher level of tax free income and an increase in income from bank owned life insurance resulting from the receipt of approximately $170,000 in from the proceeds of a life insurance policy. For the three month period ended March 31, 2016, the Company’s taxable net income effective rate was 8.3% due to very low levels of net income and a relatively higher level of tax free income.

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

At March 31, 2017, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date
1/9/2015	1.00%	$2,077,000	4/9/2017
1/15/2016	1.00%	2,028,000	5/15/2017
10/16/2015	0.85%	4,042,000	7/16/2017
7/27/2015	1.00%	1,500,000	7/27/2017
8/16/2016	0.75%	2,153,000	10/16/2017
7/22/2016	0.75%	2,070,000	11/22/2017
10/24/2016	0.80%	964,000	12/24/2017
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018
7/29/2016	0.85%	1,887,000	3/29/2018
1/12/2017	1.10%	5,433,000	4/12/2018
2/15/2017	1.10%	4,986,000	5/15/2018
10/24/2016	1.00%	2,149,000	6/24/2018
1/12/2017	1.25%	5,074,000	9/12/2018
2/15/2017	1.30%	4,278,000	12/15/2018
8/16/2016	1.00%	1,008,000	2/16/2019
7/22/2016	1.00%	2,138,000	5/22/2019
7/29/2016	1.05%	2,964,000	7/29/2019
8/16/2016	1.10%	1,978,000	8/16/2019

Total		$51,763,000

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2017 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at March 31, 2017 indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at March 31, 2017 for the twelve month period ending March 31, 2018 is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars in Thousands)

Net interest income	$27,877	$29,162	$30,120	$30,838	$31,399

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2017.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended March 31, 2017 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 4, 2017, the Company, its President, Chief Executive Officer and a director, its Executive Vice President and a director, its other current directors and a former director were named in a lawsuit filed in the Court of Chancery of the State of Delaware by Stilwell Associates, L.P., Stilwell Activist Fund, L.P., and Stilwell Activist Investments, L.P. (collectively the “Stilwell Funds”). The complaint alleges that the defendants adopted Article III, Section 13 (“Director Qualifications”) of the Company’s Bylaws for the improper purpose of blocking the Stilwell Funds from nominating a director to join the Company’s Board of Directors.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

N/A

(b)	Use of Proceeds. Not applicable

(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
January 1, 2017 to January 31, 2017	—	—	1,846,136	92,550
February 1, 2017 to February 28, 2017	563	$12.60	1,846,699	91,987
March 1, 2017 to March 31, 2017	130	$12.50	1,846,829	91,857

Total	693	$12.58	1,846,829	91,857

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three month period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Condensed Statements of Income for the three month periods ended March 31, 2017 and March 31, 2016 (unaudited), (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three month period ended March 31, 2017 and March 31, 2016 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity, for the three month periods ended March 31, 2016 and March 31, 2017 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows for the three month periods ended March 31, 2017 and March 31, 2016 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 9, 2017	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 9, 2017	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer