Form 10-Q
period 2017-06-30
HOPFED BANCORP INC
filed 2017-08-09
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the Registrant had outstanding 6,717,663 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION		PAGE

The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1.	Financial Statements

	Interim Consolidated Condensed Statements of Financial Condition as of June 30, 2017 (unaudited) and December 31, 2016	2

	Interim Consolidated Condensed Statements of Income for the Three and Six Month Periods Ended June 30, 2017 and June 30, 2016 (unaudited)	4

	Interim Consolidated Condensed Statements of Comprehensive Income for the Three and Six Month Periods Ended June 30, 2017 and June 30, 2016 (unaudited)	6

	Interim Consolidated Condensed Statement of Stockholders’ Equity for the Six Month Periods Ended June 30, 2017 and June 30, 2016 (unaudited)	7

	Interim Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2017 and June 30, 2016 (unaudited)	9

	Notes to Unaudited Interim Consolidated Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		56

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

Assets	June 30, 2017	December 31, 2016
	(unaudited)
Cash and due from banks	$20,208	21,779
Interest-bearing deposits in banks	4,801	3,970

Cash and cash equivalents	25,009	25,749
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	205,363	209,480
Loans held for sale	2,386	1,094
Loans receivable, net of allowance for loan losses of $7,180 at June 30, 2017 and $6,112 at December 31, 2016	631,242	604,286
Accrued interest receivable	3,332	3,799
Foreclosed assets, net	1,408	2,397
Bank owned life insurance	10,192	10,662
Premises and equipment, net	23,097	23,461
Deferred tax assets	3,025	3,052
Other assets	2,645	3,078

Total assets	$912,127	891,486

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$132,305	131,145
Interest-bearing accounts
Checking accounts	216,256	209,347
Savings and money market accounts	98,270	99,312
Other time deposits	299,113	293,078

Total deposits	745,944	732,882
Advances from Federal Home Loan Bank	21,000	11,000
Repurchase agreements	41,820	47,655
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	984	766
Accrued expenses and other liabilities	3,278	2,445

Total liabilities	823,336	805,058

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,964,076 issued and 6,716,809 outstanding at June 30, 2017 and 7,963,378 issued and 6,717,242 outstanding at December 31, 2016	80	80
Additional paid-in-capital	58,750	58,660
Retained earnings	50,552	49,035
Treasury stock, at cost (1,247,267 shares at June 30, 2017 and 1,246,136 shares at December 31, 2016)	(15,361)	(15,347)
Unearned Employee Stock Ownership Plan (“ESOP”) Shares, at cost (476,862 shares at June 30, 2017 and 498,346 shares at December 31, 2016)	(6,269)	(6,548)
Accumulated other comprehensive income	1,039	548

Total stockholders’ equity	88,791	86,428

Total liabilities and stockholders’ equity	$912,127	891,486

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans	6,963	6,141	13,699	12,606
Investment in securities, taxable	1,155	1,198	2,273	2,445
Nontaxable securities available for sale	280	340	563	693
Interest-bearing deposits	21	12	44	28

Total interest and dividend income	8,419	7,691	16,579	15,772

Interest expense:
Deposits	1,197	1,007	2,364	2,102
FHLB borrowings	30	28	62	101
Repurchase agreements	119	139	222	282
Subordinated debentures	108	94	212	188

Total interest expense	1,454	1,268	2,860	2,673

Net interest income	6,965	6,423	13,719	13,099
Provision for loan losses	59	465	350	923

Net interest income after provision for loan losses	6,906	5,958	13,369	12,176

Non-interest income:
Service charges	800	698	1,604	1,375
Merchant card	315	314	617	605
Mortgage origination revenue	278	435	612	803
Gain on sale of investments	14	52	16	343
Income from bank owned life insurance	72	77	307	161
Income from financial services	145	191	285	324
Other operating income	212	203	691	379

Total non-interest income	1,836	1,970	4,132	3,990

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2017	2016	2017	2016
Non-interest expenses:
Salaries and benefits	3,977	3,901	8,213	7,889
Occupancy	729	801	1,504	1,588
Data processing	546	704	1,310	1,431
State deposit tax	200	247	431	495
Professional services	464	305	812	640
Advertising	368	371	749	691
Foreclosure, net	6	201	114	269
Loss on sale of asset	3	—	3	—
Other	940	1,079	1,786	2,289

Total non-interest expense	7,233	7,609	14,922	15,292

Income before income tax expense	1,509	319	2,579	874
Income tax expense	368	15	503	61

Net income	1,141	304	2,076	813

Net income per share:
Basic	$0.18	$0.05	$0.33	$0.13

Diluted	$0.18	$0.05	$0.33	$0.13

Dividend per share	$0.05	$0.04	$0.09	$0.08

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2017	2016	2017	2016
Net income	$1,141	304	2,076	813

Other comprehensive income, net of tax:

Unrealized gain on non-other than temporary impaired investment securities available for sale, net of taxes of ($126) and ($368) for the three month periods ended June 30, 2017 and June 30, 2016, respectively; and ($247) and ($1,267) for the six month periods ended June 30, 2017 and June 30, 2016, respectively.	240	714	475	2,459

Unrealized gain on OTTI securities, net of taxes of ($43) and none for the three month periods ended June 30, 2017 and June 30, 2016, respectively; and ($14) and ($37) for the six month periods ended June 30, 2017 and June 30, 2016, respectively.	83	—	26	72

Reclassification adjustment for gains included in net income, net of taxes of $5 and $18 for the three month periods ended June 30, 2017 and June 30, 2016, respectively; and $6 and $117 for the six month periods ended June 30, 2017 and June 30, 2016, respectively.	(9)	(34)	(10)	(226)

Total other comprehensive income	314	680	491	2,305

Comprehensive income	$1,455	984	2,567	3,118

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2017

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Common Treasury Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2016	6,717,242	$80	58,660	49,035	(15,347)	(6,548)	548	86,428
Restricted stock awards	698	—	—	—	—	—	—	—
Net Income	—	—	—	2,076	—	—	—	2,076
Repurchase of treasury stock	(1,131)	—	—	—	(14)	—	—	(14)
ESOP shares committed to be released	—	—	—	—	—	279	—	279
Change in price of ESOP shares	—	—	29	—	—	—	—	29
Compensation expense, restricted stock awards	—	—	61	—	—	—	—	61
Net change in unrealized gain on securities available for sale, net of income taxes of ($255)	—	—	—	—	—	—	491	491
Cash dividend declared to common stockholders	—	—	—	(559)	—	—	—	(559)

Balance June 30, 2017	6,716,809	$80	58,750	50,552	(15,361)	(6,269)	1,039	88,791

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2016

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Common Treasury Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	6,865,811	$79	58,604	47,124	(13,471)	(7,180)	2,474	87,630
Net Income	—	—	—	813	—	—	—	813
Issuance of restricted stock	11,486	1	—	—	—	—	—	1
Repurchase of treasury stock	(138,218)	—	—	—	(1,624)	—	—	(1,624)
Forfeiture of restricted stock	(663)	—	—	—	—	—	—	—
Change in price of ESOP shares	—	—	(34)	—	—	—	—	(34)
ESOP shares committed to be released	—	—	—	—	—	282	—	282
Compensation expense, restricted stock awards	—	—	78	—	—	—	—	78
Net change in unrealized gain on securities available for sale, net of income taxes of ($1,187)	—	—	—	—	—	—	2,305	2,305
Cash dividend declared to common stockholders	—	—	—	(499)	—	—	—	(499)

Balance June 30, 2016	6,738,416	$80	58,648	47,438	(15,095)	(6,898)	4,779	88,952

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Periods Ended June 30,
	2017	2016
Cash flows from operating activities:

Net cash provided by operating activities	$4,662	4,300

Cash flows from investing activities
Proceeds from sales, calls and maturities of securities available for sale	27,362	27,615
Purchase of securities available for sale	(23,047)	(19,952)
Net increase in loans	(27,474)	(5,619)
Proceeds from sale of foreclosed assets	1,136	1,242
Purchase of premises and equipment	(251)	(376)

Net cash provided by (used in) investing activities	(22,274)	2,910

Cash flows from financing activities:
Net increase (decrease) in demand deposits	7,027	(11,525)
Net increase (decrease) in time and other deposits	6,035	(28,254)
Increase in advances from borrowers for taxes and insurance	218	553
Advances from Federal Home Loan Bank	32,000	—
Repayment of advances from Federal Home Loan Bank	(22,000)	(4,000)
Net increase (decrease) in repurchase agreements	(5,835)	1,812
Cash used to repurchase treasury stock	(14)	(1,624)
Dividends paid on common stock	(559)	(499)

Net cash provided by (used in) financing activities	16,872	(43,537)

Increase (decrease) in cash and cash equivalents	(740)	(36,327)
Cash and cash equivalents, beginning of period	25,749	54,698

Cash and cash equivalents, end of period	$25,009	$18,371

Supplemental disclosures of cash flow information:
Interest paid	2,840	2,772

Income taxes paid	$388	$447

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	401	449

Foreclosures of loans during period	168	286

Net unrealized gains on investment securities classified as available for sale	746	3,493

Decrease in deferred tax asset related to unrealized gains on investments	(255)	(1,187)

Dividends declared and payable	356	286

Issuance of restricted common stock	10	135

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements include the accounts of HopFed Bancorp, Inc. (the “Corporation”) and its subsidiaries (collectively, the “Company”). The Corporation is a parent holding company of Heritage Bank USA, Inc. (the “Bank”). The Banks owns JBMM, LLC, a wholly owned, limited liability company, which owns and manages the Bank’s foreclosed assets. The Bank also owns Heritage USA Title, LLC, which sells title insurance to the Bank’s real estate loan customers. The Bank owns Fort Webb LP, LLC, which owns a limited partnership interest in Fort Webb Elderly Housing LLLP, a low income senior citizen housing facility in Bowling Green, Kentucky. All significant intercompany accounts have been eliminated.

The Bank is a Kentucky commercial bank regulated by the Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). HopFed Bancorp is regulated by the Federal Reserve Bank of Saint Louis (“FED”).

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the six month period ended June 30, 2017 are not necessarily indicative of results that may be expected the entire fiscal year ending December 31, 2017.

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

Basic net income per share (IPS) is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common stock shares outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. For the three and six month periods ended June 30, 2017 and June 30, 2016, the Company has excluded all unearned shares held by the ESOP.

	For the three month Period Ended June 30,
	2017	2016
Basic IPS:
Net income	$1,141,000	$304,000
Average common shares outstanding	6,228,894	6,232,457

Net income per share	$0.18	$0.05

Diluted IPS
Net income	$1,141,000	$304,000
Average common shares outstanding	6,228,894	6,232,457
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,228,894	6,232,457

Net income per share, diluted	$0.18	$0.05

	For the six month period Ended June 30,
	2017	2016
Basic IPS:
Net income	$2,076,000	$813,000
Average common shares outstanding	6,223,802	6,265,106

Net income per share	$0.33	$0.13

Diluted IPS
Net income	$2,076,000	$813,000
Average common shares outstanding	6,223,802	6,265,106
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,223,802	6,265,106

Net income per share, diluted	$0.33	$0.13

(3)	STOCK COMPENSATION

The Company incurred compensation cost related to the HopFed Bancorp, Inc. 2004 Long Term Incentive Plan of $30,000 and $61,000 for the three and six month period ended June 30, 2017 and $48,000 and $78,000 for the three and six month period ended June 30, 2016. The Company issued 698 shares of restricted shares in the three and six month period ended June 30, 2017. The Company issued 877 and 11,486 shares of restricted stock in the three and six month periods ended June 30, 2016. The table below provides a detail of the Company’s future compensation expense related to future vesting of restricted stock as of June 30, 2017:

Year Ending December 31,	Future Expense
(Dollars in Thousands)
2017	29
2018	57
2019	12
2020	4
2021	1

103

The compensation committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. In addition, award vesting may be accelerated due to certain events as outlined in the restricted stock award agreement. Any acceleration of vesting will change the timing of, but not the aggregate amount of, compensation expense incurred.

(4)	SECURITIES

The carrying amount of securities and their estimated fair values at June 30, 2017 were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	$94,075	908	(399)	94,584
Taxable municipal bonds	757	12	—	769
Tax free municipal bonds	31,142	1,165	(25)	32,282
Trust preferred securities	1,642	223	—	1,865
Mortgage backed securities	76,172	376	(685)	75,863

	$203,788	2,684	(1,109)	205,363

The carrying amount of securities and their estimated fair values at December 31, 2016 were as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	2,000	1	—	2,001
U.S. Agency securities	83,667	983	(638)	84,012
Taxable municipal bonds	2,720	17	(10)	2,727
Tax free municipal bonds	33,004	1,081	(174)	33,911
Trust preferred securities	1,634	183	—	1,817
Mortgage-backed securities	85,626	437	(1,051)	85,012

	$208,651	2,702	(1,873)	209,480

The scheduled maturities of debt securities available for sale at June 30, 2017 were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$5,439	$5,469
Due in one to five years	20,620	20,833
Due in five to ten years	28,461	28,896
Due after ten years	9,870	10,504

	64,390	65,702
Amortizing agency bonds	63,226	63,798
Mortgage-backed securities	76,172	75,863

Total securities available for sale	$203,788	$205,363

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2017 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$40,006	(368)	3,350	(31)	43,356	(399)
Tax free municipals	2,590	(25)	—	—	2,590	(25)
Mortgage-backed securities	40,085	(403)	12,229	(282)	52,314	(685)

Total available for sale	$82,681	(796)	15,579	(313)	98,260	(1,109)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2016 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
			(Dollars in Thousands)
Available for sale
U.S. Agency securities	$41,963	(597)	3,459	(41)	45,422	(638)
Taxable municipals	1,347	(10)	—	—	1,347	(10)
Tax free municipals	7,369	(174)	—	—	7,369	(174)
Mortgage-backed securities	48,462	(796)	7,439	(255)	55,901	(1,051)

Total available for sale	$99,141	(1,577)	10,898	(296)	110,039	(1,873)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2017, the Company has 64 securities with unrealized losses. The losses for all securities are considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and are not related to the credit worthiness of the issuers. Furthermore, the Company has the intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2017.

At June 30, 2017 and December 31, 2016, securities with a book value of approximately $122.4 million and $125.6 million and a market value of approximately $125.2 million and $128.4 million, respectively, were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

(5)	LOANS

The Company uses the following loan segments as described below:

•	One-to-four family first mortgages are closed-end loans secured by residential housing. Loans may be either owner or non-owner occupied properties. If the loan is owner-occupied, the loan is analyzed and under-written as a consumer loan. Loan terms may be up 30 years.

•	Home equity lines of credit may be first or second mortgages secured by one-to-four family properties. Home equity loans carry a variable rate and typically are open ended for a period not to exceed ten years with a fifteen year final maturity. Loans secured by home equity lines of credit are under-written under the Company’s consumer loan guidelines.

•	Junior liens are closed-end loans secured by one-to-four family residences with a fixed or variable rate. Typically, the collateral for these loans are owner occupied units with a subordinate lien. Loans secured by junior liens are under-written under the Company’s consumer loan guidelines.

•	Multi-family loans are closed-end loans secured by residential housing with five or more units in a single building. Multi-family loans may carry a variable rate of interest or the interest rate on the loan is a fixed rate (usually five years). After the initial fixed rate period, the loan reverts to a variable rate or have a balloon maturity. Multi-family loans have amortization terms of up to twenty years and are under-written under the Company’s commercial loan underwriting guidelines.

•	Constructions loans may consist of residential or commercial properties and carry a fixed or variable rate for the term of the construction period. Construction loans have a maturity of between twelve and twenty-four months depending on the type of property. After the construction period, loans are amortized over a twenty-year period. All construction loans are under written under the Company’s commercial loan underwriting guidelines for the type of property being constructed.

•	Land loans consist of properties currently under development, land held for future development and land held for recreational purposes. Land loans used for recreational purposes are amortized for twenty years and typically carry a fixed rate of interest for one-to-five years with a balloon maturity or floating rate period to follow and are under-written under the Company’s commercial loan underwriting guidelines.

•	Loans classified as farmland by the Company include properties that are used exclusively for the production of grain, livestock, poultry or swine. Loans secured by farmland have a maturity of up to twenty years and carry a fixed rate of interest for five to ten years. Loans secured by farmland are under-written under the Company’s commercial loan underwriting guidelines.

•	Non-residential real estate loans are secured by commercial real estate properties and may be either owner or non-owner occupied. The loans typically have a twenty year maturity and may be fixed for a period of five to ten years. After the initial fixed rate period, the note will either revert to a one year adjustable rate loan or have a balloon maturity. Loans secured by non-residential real estate are under-written under the Company’s commercial loan underwriting standards.

•	The Company originates secured and unsecured consumer loans. Collateral for consumer loans may include deposits, brokerage accounts, automobiles and other personal items. Consumer loans are typically fixed for a term of one to five years and are under-written using the Company’s consumer loan policy.

•	The Company originates unsecured and secured commercial loans. Secured commercial loans may have business inventory, accounts receivable and equipment as collateral. The typical customer may include all forms of manufacturing, retail and wholesale sales, professional services and various forms of agri-business interest. Commercial loans may be fixed or variable rate and typically have terms between one and five years.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Real estate loans:
One-to-four family first mortgages	$162,096	147,962
Home equity lines of credit	35,851	35,684
Junior liens	1,472	1,452
Multi-family	38,623	34,284
Construction	25,033	39,255
Land	20,049	23,840
Farmland	39,575	47,796
Non-residential real estate	217,049	182,940

Total mortgage loans	539,748	513,213

Consumer loans	8,250	8,717
Commercial loans	90,857	88,907

Total other loans	99,107	97,624

Total loans	638,855	610,837

Deferred loan fees, net of cost	(433)	(439)

Less allowance for loan losses	(7,180)	(6,112)

Total loans, net	$631,242	$604,286

Although the Company has a diversified loan portfolio, 84.5% and 84.0% of the portfolio was concentrated in loans secured by real estate at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the majority of these loans are located within the Company’s general operating area.

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the six month period ended June 30, 2017:

	Balance 12/31/2016	Charge offs 2017	Recoveries 2017	General Provision 2017	Specific Provision 2017	Ending Balance 6/30/2017
	(Dollars in Thousands)
One-to-four family mortgages	$852	(49)	6	449	43	1,301
Home equity line of credit	260	—	8	85	(8)	345
Junior liens	8	—	2	3	(2)	11
Multi-family	412	—	417	192	(417)	604
Construction	277	—	—	(51)	—	226
Land	1,760	—	363	(406)	(838)	879
Farmland	778	—	6	(60)	(7)	717
Non-residential real estate	964	—	9	363	63	1,399
Consumer loans	208	(128)	45	12	36	173
Commercial loans	593	(225)	264	650	243	1,525

Total	$6,112	(402)	1,120	1,237	(887)	7,180

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2016:

	Balance 12/31/2015	Charge offs 2016	Recoveries 2016	General Provision 2016	Specific Provision 2016	Ending Balance 12/31/2016
	(Dollars in Thousands)
One-to-four family mortgages	$1,030	—	167	(118)	(227)	852
Home equity line of credit	201	(30)	14	59	16	260
Junior liens	8	—	14	—	(14)	8
Multi-family	227	(421)	—	323	283	412
Construction	377	—	—	(100)	—	277
Land	1,379	—	—	(586)	967	1,760
Farmland	358	—	—	420	—	778
Non-residential real estate	1,139	—	10	(41)	(144)	964
Consumer loans	358	(422)	293	(187)	166	208
Commercial loans	623	(595)	141	122	302	593

Total	$5,700	(1,468)	639	(108)	1,349	6,112

The table below presents past due and non-accrual balances at June 30, 2017 by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Special Mention	Impaired Loans Currently Performing		Total
					Substandard	Doubtful
	(Dollars in Thousands)
One-to-four family mortgages	$160,680	404	261	53	698	—	$162,096
Home equity line of credit	35,289	—	402	—	160	—	35,851
Junior liens	1,434	3	—	27	8	—	1,472
Multi-family	36,765	—	—	—	1,858	—	38,623
Construction	25,033	—	—	—	—	—	25,033
Land	12,398	—	6,730	429	492	—	20,049
Farmland	37,402	—	455	478	1,240	—	39,575
Non-residential real estate	202,950	2,485	207	1,505	9,902	—	217,049
Consumer loans	8,072	18	3	—	157	—	8,250
Commercial loans	87,906	—	521	716	1,714	—	90,857

Total	$607,929	2,910	8,579	3,208	16,229	—	$638,855

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

At June 30, 2017 and December 31, 2016, there were no loans more than 90 days past due and accruing interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2017 and December 31, 2016, by portfolio segment and based on the impairment method.

June 30, 2017:	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$310	561	71	—	37	979
Collectively evaluated for impairment	1,215	544	2,649	1,657	136	6,201

Total ending allowance balance	$1,525	1,105	2,720	1,657	173	7,180

Loans:
Loans individually evaluated for impairment	$2,235	7,222	13,662	1,529	160	24,808
Loans collectively evaluated for impairment	88,622	37,860	281,585	197,890	8,090	614,047

Total ending loans balance	$90,857	45,082	295,247	199,419	8,250	638,855

December 31, 2016:	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28	1,036	—	—	84	1,148
Collectively evaluated for impairment	565	1,001	2,154	1,120	124	4,964

Total ending allowance balance	$593	2,037	2,154	1,120	208	6,112

Loans:
Loans individually evaluated for impairment	$3,130	8,224	15,836	1,814	335	29,339
Loans collectively evaluated for impairment	85,777	54,871	249,184	183,284	8,382	581,498

Total ending loans balance	$88,907	63,095	265,020	185,098	8,717	610,837

The determination of the allowance for loan losses is based on management’s analysis, performed on a quarterly basis. Various factors are considered, including the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions and the market value of the underlying collateral. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred.

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

Very Good - These are loans to persons or entities with strong financial condition and above-average liquidity who have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.

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

A summary of the Company’s impaired loans, including their respective regulatory classification and their respective specific reserve at June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017	Pass	Special Mention	Impaired Loans		Total	Specific Allowance for Impairment	Allowance for Loans not Impaired
			Substandard	Doubtful
	(Dollars in Thousands)
One-to-four family mortgages	161,084	53	959	—	162,096	—	1,301
Home equity line of credit	35,289	—	562	—	35,851	—	345
Junior liens	1,437	27	8	—	1,472	—	11
Multi-family	36,765	—	1,858	—	38,623	—	604
Construction	25,033	—	—	—	25,033	—	226
Land	12,398	429	7,222	—	20,049	561	318
Farmland	37,402	478	1,695	—	39,575	69	648
Non-residential real estate	205,435	1,505	10,109	—	217,049	2	1,397
Consumer loans	8,090	—	160	—	8,250	37	136
Commercial loans	87,906	716	2,235	—	90,857	310	1,215

Total	610,839	3,208	24,808	—	638,855	979	6,201

December 31, 2016	Pass	Special Mention	Impaired Loans		Total	Specific Allowance for Impairment	Allowance for Loans not Impaired
			Substandard	Doubtful
	(Dollars in Thousands)
One-to-four family mortgages	$145,965	744	1,253	—	147,962	—	852
Home equity line of credit	35,109	25	550	—	35,684	—	260
Junior liens	1,411	30	11	—	1,452	—	8
Multi-family	31,280	—	3,004	—	34,284	—	412
Construction	39,255	—	—	—	39,255	—	277
Land	15,581	35	8,224	—	23,840	1,036	724
Farmland	44,832	674	2,290	—	47,796	—	778
Non-residential real estate	172,395	3	10,542	—	182,940	—	964
Consumer loans	8,382	—	335	—	8,717	84	124
Commercial loans	85,174	603	3,130	—	88,907	28	565

Total	$579,384	2,114	29,339	—	610,837	1,148	4,964

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2017 were as follows:

	At June 30, 2017			For the six month period ended June 30, 2017
Impaired loans with no specific allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in Thousands)
One-to-four family mortgages	$959	959	—	2,095	62
Home equity line of credit	562	562	—	562	17
Junior liens	8	8	—	10	—
Multi-family	1,858	1,858	—	1,337	—
Construction	—	—	—	—	—
Land	533	533	—	777	22
Farmland	1,569	1,569	—	1,287	12
Non-residential real estate	10,087	10,087	—	9,968	266
Consumer loans	13	13	—	16	—
Commercial loans	1,652	1,652	—	1,494	62

Total	17,241	17,241	—	17,546	441

Impaired loans with a specific allowance

One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	6,689	6,689	561	6,680	—
Farmland	126	126	69	326	—
Non-residential real estate	22	22	2	210	1
Consumer loans	147	147	37	271	—
Commercial loans	583	583	310	546	7

Total	7,567	7,567	979	8,033	8

Total	$24,808	24,808	979	25,579	449

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2016 were as follows:

	At December 31, 2016			For the year ended December 31, 2016
Impaired loans with no specific allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in Thousands)
One-to-four family mortgages	$1,253	1,253	—	1,470	67
Home equity line of credit	550	550	—	390	24
Junior liens	11	11	—	13	1
Multi-family	3,004	3,004	—	3,005	172
Construction	—	—	—	—	—
Land	1,553	2,513	—	7,868	38
Farmland	2,290	2,290	—	1,563	120
Non-residential real estate	10,542	10,542	—	9,363	485
Consumer loans	—	—	—	21	1
Commercial loans	2,865	2,865	—	3,168	112

Total	22,068	23,028	—	26,861	1,020

Impaired loans with a specific allowance

One-to-four family mortgages	—	—	—	452	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	910	—
Construction	—	—	—	—	—
Land	6,671	6,671	1,036	1,811	485
Farmland	—	—	—	533	—
Non-residential real estate	—	—	—	—	—
Consumer loans	335	335	84	273	—
Commercial loans	265	265	28	754	24

Total	7,271	7,271	1,148	4,733	509

Total	$29,339	30,299	1,148	31,594	1,529

On a periodic basis, the Bank may modify the terms of certain loans. At December 31, 2016, the Company had eight loans, representing three lending relationships, classified as performing TDRs. During the six month period ended June 30, 2017, the Company removed one lending relationship from TDR status and one lending relationship had three loans to pay off. One non-residential real estate loan relationship, with two loans representing $2.2 million, has paid as agreed based on the original terms of their note for a period of at least six months. For the six month period ended June 30, 2017, no loans were added to TDR classification and all loans currently classified as TDRs are current based on their revised terms.

The following table provides the number of loans remaining in each category as of June 30, 2017 and December 31, 2016 that the Company had previously modified in a TDR:

	Number of Loans	Pre-Modification Outstanding Record Investment	Post Modification Outstanding Record Investment, net of related allowance
June 30, 2017
Non-residential real estate	3	$3,388,370	3,388,370

December 31, 2016
Multi-family	3	$815,273	815,273
Non-residential real estate	5	5,646,223	5,646,223

There were no loans as of June 30, 2017 that have been modified as TDRs and that subsequently defaulted within twelve months on their modified terms. At June 30, 2017, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR.

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

At June 30, 2017 and December 31, 2016, the Company had balances in foreclosed assets consisting of the following:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
One-to-four family mortgages	$190	135
Home equity line of credit	18	28
Multi-family real estate	1,200	1,775
Non-residential real estate	—	459

Total other assets owned	$1,408	2,397

For the six month period ended June 30, 2017, the Company’s activity in foreclosed property included the following:

		Activity During 2017
	Balance 12/31/2016	Foreclosure	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 6/30/2017
		(Dollars in Thousands)
One-to-four family mortgages	$135	125	(84)	—	14	$190
HELOC	28	—	—	(10)	—	18
Multi-family	1,775	—	(552)	—	(23)	1,200
Non-residential real estate	459	43	(500)	—	(2)	—

Total	$2,397	168	(1,136)	(10)	(11)	$1,408

The Company’s activity in foreclosed assets for the six month period ended June 30, 2016 is as follows:

		Activity During 2016
	Balance 12/31/2015	Foreclosure	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 6/30/2016
		(Dollars in Thousands)
One-to-four family mortgages	$55	—	(40)	—	(15)	—
Multi-family	—	141	—	—	—	141
Land	943	130	(913)	—	12	172
Non-residential real estate	738	—	(270)	—	(9)	459
Consumer	—	15	(19)	—	4	—

Total	$1,736	286	(1,242)	—	(8)	$772

(7)	FAIR VALUE OF ASSETS AND LIABILITIES

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

○	Level 1 is for assets and liabilities that management has obtained quoted prices (unadjusted for transaction cost) or identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

○	Level 2 is for assets and liabilities in which significant unobservable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

○	Level 3 is for assets and liabilities in which significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Available-for-sale securities

Fair values for investment securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments provided by a third-party pricing service. The Company reviews all securities in which the book value is greater than the market value for impairment that is other than temporary. For securities deemed to be other than temporarily impaired, the Company reduces the book value of the security to its market value by recognizing an impairment charge on its income statement.

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 6/30/2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	94,584	—	94,584	—
Taxable municipals	769	—	769	—
Tax-free municipals	32,282	—	32,282	—
Trust preferred securities	1,865	—	—	1,865
Mortgage backed securities	75,863	—	75,863	—

Total	205,363	—	203,498	1,865

The assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 12/31/2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Securities available for sale
U.S. Treasury securities	2,001	2,001	—	—
U.S. Agency securities	84,012	—	84,012	—
Taxable municipals	2,727	—	2,727	—
Tax-free municipals	33,911	—	33,911	—
Trust preferred securities	1,817	—	—	1,817
Mortgage backed securities	85,012	—	85,012	—

Total	209,480	2,001	205,662	1,817

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for June 30, 2017:

Description	Total carrying value in the consolidated balance sheet at June 30, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Foreclosed assets	$1,408	—	—	$1,408

Impaired loans, net of allowance	$6,588	—	—	$6,588

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2016:

Description	Total carrying value in the consolidated balance sheet at December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Foreclosed assets	$2,397	—	—	$2,397

Impaired loans, net of allowance	$6,123	—	—	$6,123

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at June 30, 2017 and December 31, 2016:

Level 3 Significant Unobservable Input Assumptions
`	Fair Value	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs
June 30, 2017		(Dollars in Thousand)

Assets measured on a non-recurring basis

Foreclosed assets	$1,408	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%

Impaired loans	6,588	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%

Asset measured on a recurring basis

Trust preferred securities	1,865	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

December 31, 2016

Assets measured on a non-recurring basis

Foreclosed assets	$2,397	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%

Impaired loans	6,123	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 15%

Asset measured on a recurring basis

Trust preferred securities	1,817	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

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

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the six month periods ended June 30, 2017 and June 30, 2016, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2017	2016
Six month period ended June 30,	Other Assets	Other Assets
	(Dollars in Thousands)
Fair value, January 1	$1,817	1,865
Change in unrealized gain included in other comprehensive income for assets and liabilities still held at June 30,	40	97
Accretion of previously discounted amounts	8	16
Purchases, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Fair value, June 30	$1,865	1,978

The estimated fair values of financial instruments were as follows at June 30, 2017:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$20,208	20,208	20,208	—	—
Interest-bearing deposits	4,801	4,801	4,801	—	—
Securities available for sale	205,363	205,363	—	203,498	1,865
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	2,386	2,386	—	2,386	—
Loans receivable	631,242	611,910	—	—	611,910
Accrued interest receivable	3,332	3,332	—	—	3,332
Financial liabilities:
Deposits	745,944	746,635	—	746,635	—
Advances from borrowers for taxes and insurance	984	984	—	984	—
Advances from Federal Home Loan Bank	21,000	21,007	—	21,007	—
Repurchase agreements	41,820	41,820	—	41,820	—
Subordinated debentures	10,310	10,099	—	—	10,099

The estimated fair values of financial instruments were as follows at December 31, 2016:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$21,779	21,779	21,779	—	—
Interest-bearing deposits	3,970	3,970	3,970	—	—
Securities available for sale	209,480	209,480	2,001	205,662	1,817
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,094	1,094	—	1,094	—
Loans receivable	604,286	593,257	—	—	593,257
Accrued interest receivable	3,799	3,799	—	—	3,799
Financial liabilities:
Deposits	732,882	732,942	—	732,942	—
Advances from borrowers for taxes and insurance	766	766	—	766	—
Advances from Federal Home Loan Bank	11,000	10,979	—	10,979	—
Repurchase agreements	47,655	47,655	—	47,655	—
Subordinated debentures	10,310	10,099	—	—	10,099

(8)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

On June 16, 2016, the FASB released its finalized ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments to U.S. GAAP require businesses and other organization to measure the expected credit losses on financial assets, such as loans, securities, bond insurance, and many receivables. The accounting changes apply to instruments recorded on balance sheets at their historical cost, although there are some limited changes to the accounting for debt instruments classified as available-for-sale. Write-downs will be based on historical information, current business conditions, and forecasts, and it expects the forecasts are expected to improve the loss estimates on financial assets that are losing value. The techniques that are employed today to write down loans and other instruments can still be used, although the variables for calculating the losses are expected to change. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2021. Companies are permitted to adopt ASU 2016-13 in fiscal years beginning after December 15, 2018. Management is currently evaluating the potential impact of this ASU on the Company’s consolidated financial statements.

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

The Company’s investment in Fort Webb LP, LLC generates tax credits and depreciation expense that the Company can use to offset taxable income. At June 30, 2017 and December 31, 2016, the Company’s balance sheet did not include any equity investment in Fort Webb. The Company has other investments that produce both tax credits and depreciation expense that may be used to offset net income.

At June 30, 2017, the Company has $10.2 million in Bank owned life insurance policies. The income generated from these policies increase the cash flow of the policies on a tax free basis. Life insurance proceeds are paid upon the death of a covered party. These proceeds, netted against the current cash value of the policy, result in tax free income to the Company. For the six month period ended June 30, 2017, the Company received additional income of approximately $160,000 from the net proceeds of a life insurance policy, further reducing our effective tax rate.

At June 30, 2017, the Company’s investment portfolio includes $32.3 million of tax free municipal bonds. Interest income on this portfolio, after netting out a disallowance for interest expense attributable to this portfolio, is tax exempt.

(10)	ESOP

Substantially all of the Company’s employees who are at least 21 years old and have one year of employment with the Company participate in the 2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”). The ESOP purchased 600,000 shares of the Company’s common stock from the Company on March 2, 2015, at $13.14 per share. The ESOP borrowed $7.9 million from an open-end line of credit from the Company for the purchase of the stock, using the 600,000 shares of common stock as collateral. The Company makes discretionary contributions to the ESOP. The ESOP utilizes these contributions along with the dividends on the 600,000 held by the ESOP to repay the loan from the Company. When loan payments are made, ESOP shares are released based on reductions in the principal balance of the loan. The shares are allocated to participants based on relative compensation.

Employees who are not employed on December 31st of each year are not eligible for participation in the ESOP. The Company anticipates that loan payments will be made at the end of each year. Participants receive shares at the end of employment. The Company has the option to repurchase the shares or provide the shares directly to the employee.

The Company made its second ESOP loan payment in December 2016. At June 30, 2017 and December 31, 2016, shares held by the ESOP were as follows:

	June 30, 2017	December 31, 2016
Accrued for allocation to participants	21,484	—
Earned ESOP shares	101,654	101,654
Unearned ESOP shares	476,862	498,346

Total ESOP shares	600,000	600,000

Fair value of unearned shares	$6,833,432	$6,707,737

(11)	COMMITMENTS AND CONTINGENCIES

At June 30, 2017, the Bank had $32.8 million in outstanding commitments on revolving home equity lines of credit, $18.3 million in outstanding commitments on revolving personal lines of credit and $47.1 million in commitments to originate loans and undisbursed commitments on commercial lines of credit of $52.3 million. At June 30, 2017, the Company had $268,000 in standby letters of credit outstanding.

At June 30, 2017, the Company has $38.1 million in times deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year and $54.7 million in time deposits with balances greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2017 and December 31, 2016, the Bank has pledged all eligible 1-4 family first mortgages. At June 30, 2017, the Bank has outstanding borrowings of $21.0 million from the FHLB. A schedule of FHLB borrowings at June 30, 2017 is provided below:

Outstanding Balance	Rate	Maturity
(Dollars in thousands)
$10,000	1.27%	Overnight
5,000	0.88%	10/06/2017
6,000	1.18%	07/06/2018

$21,000	1.15%

A schedule of FHLB borrowings at December 31, 2016 is provided below:

Outstanding Balance	Rate	Maturity
(Dollars in thousands)
$5,000	0.88%	10/06/2017
6,000	1.18%	07/06/2018

$11,000	1.04%

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $47.6 million secured by the Bank’s loan portfolio to secure additional municipal deposits. At June 30, 2017, securities with a fair market value of $41.8 million were sold under agreements to repurchase from various customers.

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

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of Bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most Banking organizations, subject to certain new eligibility criteria.

The final rules allow Banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has made the decision to opt-out of this requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 and December 31, 2016 based on the phase-in provisions of Basel III Capital Rules. Management believes, as of June 30, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 are presented below (Dollars in Thousands):

As of June 30, 2017	Actual		Minimum Capital Required – Basel III Phase-In Schedule		To be Well Capitalized for Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital to adjusted total assets
Company	$94,993	10.4%	$36,273	4.0%	$45,341	5.0%
Bank	$91,851	10.4%	$35,472	4.0%	$44,240	5.0%

Total capital to risk weighted assets
Company	$102,173	16.1%	$58,361	9.25%	$63,093	10.0%
Bank	$99,032	15.7%	$58,232	9.25%	$62,954	10.0%

Tier 1 capital to risk weighted assets
Company	$94,993	15.0%	$45,743	7.25%	$50,475	8.0%
Bank	$91,851	14.6%	$45,642	7.25%	$50,363	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$94,993	15.0%	$36,279	5.75%	n/a	n/a
Bank	$91,851	14.6%	$36,199	5.75%	$40,920	6.5%

As of December 31, 2016

Tier 1 leverage capital to adjusted total assets
Company	$92,803	10.8%	$34,392	4.0%	$42,990	5.0%
Bank	$91,617	10.7%	$34,315	4.0%	$42,894	5.0%

Total capital to risk weighted assets
Company	$98,915	16.2%	$52,682	8.625%	$61,080	10.0%
Bank	$97,729	16.0%	$52,561	8.625%	$60,941	10.0%

Tier 1 capital to risk weighted assets
Company	$92,803	15.2%	$40,466	6.625%	$48,864	8.0%
Bank	$91,617	15.0%	$40,373	6.625%	$48,753	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$92,803	15.2%	$31,304	5.125%	n/a	n/a
Bank	$91,617	15.0%	$31,232	5.125%	$39,611	6.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The emphasis of this discussion is a comparison of assets, liabilities and stockholders’ equity as of June 30, 2017 to December 31, 2016, while comparing income and expenses for the three and six month periods ended June 30, 2017 and June 30, 2016.

All information should be read in conjunction with the Company’s unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

Comparison of Financial Condition at June 30, 2016, and December 31, 2016

At June 30, 2017, total assets increased $20.6 million, to $912.1 million as compared to $891.5 million at December 31, 2016, largely due to higher levels of time deposits, cash on hand and loan growth. Securities available for sale declined from $209.5 million at December 31, 2016 to $205.4 million at June 30, 2017. At June 30, 2017 and December 31, 2016, securities classified as “available for sale” had an amortized cost of $203.8 million and $208.7 million, respectively. Net loans totaled $631.2 million and $604.3 million at June 30, 2017 and December 31, 2016, respectively.

The Company’s holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock, at cost were $4.4 million at December 31, 2016 and June 30, 2017. Total FHLB borrowings were $21.0 million at June 30, 2017 and $11.0 million at December 31, 2016, respectively. Total repurchase balances declined from $47.7 million at December 31, 2016 to $41.8 million at June 30, 2017.

At June 30, 2017, deposits increased $13.0 million from $732.9 million at December 31, 2016 to $745.9 million at June 30, 2017. At June 30, 2017, non-interest checking account balances are $132.3 million, or 17.7% of total deposits as compared to $131.1 million, or 17.9% of total deposits at December 31, 2016. For the period ended June 30, 2017, interest bearing checking accounts increased by $6.9 million as compared to December 31, 2016. At June 30, 2017, time deposits were $299.1 million, representing an increase of $6.0 million as compared to December 31, 2016. Management continually evaluates the investment alternatives available to customers and adjusts the pricing on its deposit products to more actively manage its funding costs while remaining competitive in its market area.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2017 and June 30, 2016.

Net Income. The Company’s net income was $2.1 million for the six month period ended June 30, 2017, as compared to net income of $813,000 for the six month period ended June 30, 2016. The improved level of income is largely the result of growth in the average balance of loans and a reduction in the Company’s provision for loan loss expense. For the six month period ended June 30, 2017, the reduction in provision expense was accomplished as a result of $718,000 in net recoveries as well as continued improvements in credit quality.

Net Interest Income. Net interest income for the six month period ended June 30, 2017 was $13.7 million, compared to $13.1 million for the six month period ended June 30, 2016. The increase in net interest income for the six month period ended June 30, 2017 as compared to June 30, 2016 was largely due to the $61.9 million increase in the average balance of loans outstanding. The growth in loan balances offset a decline in the average yield of the loan portfolio as well as the average balance of available for sale investment securities.

For the six month period ended June 30, 2017, the average tax equivalent yield on loans was 4.44%, as compared to 4.53% for the six month period ended June 30, 2016. For the six month period ended June 30, 2017, income on taxable securities and tax free securities was $2.3 million and $563,000, respectively. Income on taxable and tax free securities was $2.4 million and $693,000 for the six month period ended June 30, 2016, respectively. For the six month period ending June 30, 2017, the tax equivalent yield on taxable and tax free securities were 2.57% and 5.04%, respectively, as compared to 2.46% and 5.03% for the six month period ended June 30, 2016, respectively. For the six month periods ended June 30, 2017 and June 30, 2016, the Company’s cost of interest bearing liabilities was 0.83% and 0.80%, respectively. For the six month periods ended June 30, 2017 and June 30, 2016, the Company’s net interest margin was 3.35% and 3.34%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six month periods ended June 30, 2017 and June 30, 2016. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $279,000 for the six month period ended June 30, 2017 and $344,000 for the six month period ended June 30, 2016, for a tax equivalent rate using a cost of funds rate of 0.83% for the six month period ended June 30, 2017 and 0.80% for the six month period ended June 30, 2016. The table adjusts tax-free loan income by $21,000 for the six month period ended June 30, 2017 and $13,000 for the six month period ended June 30, 2016, for a tax equivalent rate using the same cost of funds rate (Dollars in thousands):

	Average Balance 06/30/2017	Income & Expense 06/30/2017	Average Rates 06/30/2017	Average Balance 06/30/2016	Income & Expense 06/30/2016	Average Rates 06/30/2016
Loans	$618,430	$13,720	4.44%	$556,562	$12,619	4.53%
Taxable AFS securities	177,044	2,273	2.57%	199,129	2,445	2.46%
Non-taxable AFS securities	33,391	842	5.04%	41,202	1,037	5.03%
Other interest bearing deposits	7,565	44	1.16%	9,508	28	0.59%

Total interest earning assets	836,430	16,879	4.04%	806,401	16,129	4.00%

Other assets	73,072			77,219

Total assets	$909,502			$883,620

Retail time deposits	$258,518	1,342	1.04%	$258,776	1,218	0.94%
Brokered deposits	47,461	280	1.18%	34,478	187	1.08%
Interest bearing checking accounts	221,580	660	0.60%	209,810	610	0.58%
MMDA and savings accounts	99,294	82	0.17%	98,223	87	0.18%
FHLB borrowings	12,298	62	1.01%	12,297	101	1.64%
Repurchase agreements	40,482	222	1.10%	43,127	282	1.31%
Subordinated debentures	10,310	212	4.11%	10,310	188	3.65%

Total interest bearing liabilities	689,943	2,860	0.83%	667,021	2,673	0.80%

Non-interest bearing deposits	127,447			124,379
Other non-interest bearing liabilities	3,987			3,270

Stockholders’ equity	88,125			88,950

Total liabilities and stockholders’ equity	$909,502			$883,620

Net interest income		$14,019			$13,456

Interest rate spread			3.21%			3.20%

Net interest margin		3.35%			3.34%

Interest Income. For the six month period ended June 30, 2017, the Company’s total interest income was $16.6 million, representing an increase of $807,000 as compared to the six month period ended June 30, 2016. For the six month periods ended June 30, 2017 and June 30, 2016, interest income on loans was $13.7 million and $12.6 million, respectively. The average balance of loans receivable increased from $556.6 million for the six month period ended June 30, 2016 to $618.4 million for the six month period ended June 30, 2017. For the six month period ended June 30, 2017, the increase in interest income on loans as compared to the six month period ended June 30, 2016 was partially offset by a $302,000 decline in investment income during the period resulting from a decline in the average balance of both taxable and tax free investment securities. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 120.9% for the six month period ended June 30, 2016 to 121.2% for the six month period ended June 30, 2017.

Interest Expense. Interest expense increased $187,000 for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016. For the six month period ending June 30, 2017, the Company’s interest expense on FHLB advances was $62,000, as compared to $101,000 for the six month period ended June 30, 2016. The average cost of FHLB borrowings were 1.01% for the six month period ended June 30, 2017 and 1.64% for the six month period ended June 30, 2016.

For the six month period ended June 30, 2017, the average balance of interest bearing retail time deposits declined $258,000 to $258.5 million, as compared to $258.8 million for the six month period ended June 30, 2016. The average cost of retail time deposits for the six month periods ended June 30, 2017 and June 30, 2016 was 1.04% and 0.94%, respectively.

The average cost of brokered deposits increased from 1.08% for the six month period ended June 30, 2016 as compared to 1.18% for the six month period ended June 30, 2017. Over the same period, the average balance of brokered deposits increased $13.0 million. For the six month period ended June 30, 2017, the Company’s total cost of deposits was 0.63% as compared to 0.58% for the six month period ended June 30, 2016. The increase in deposit cost is the result of three increases in overnight federal funds rates, increasing the cost of all deposits.

The average balance of repurchase agreements declined from $43.1 million for the six months ended June 30, 2016, to $40.5 million for the six month period ended June 30, 2017. The average cost of repurchase agreements was 1.31% for the six months ended June 30, 2016 and 1.10% for the six month period ended June 30, 2017. For the six month period ended June 30, 2017, the Company’s subordinated debt interest expense was $212,000 as compared to $188,000 for the six month period ended June 30, 2016. The increase in the subordinated debt interest expense is the result of an increase in the three month libor rate.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $350,000 in provision for loan loss was required for the six month period ended June 30, 2017 compared to a $923,000 provision for loan loss expense for the six month period ended June 30, 2016. The lower level of required provision expense for the six month period ended June 30, 2017 as compared to June 30, 2016 is the result of improving credit quality and $718,000 in net loan loss recoveries in during the six month period ended June 30, 2017.

Non-Interest Income. There was a $142,000 increase in non-interest income in the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016. For the six month period ended June 30, 2017, other operating income was $691,000 as compared to $379,000 for the six month period ended June 30, 2016. The improved level of other operating income is largely the result of $225,000 in one time licensing fees earned by the Bank from a vendor. For the six month period ended June 30, 2017, the Company earned $612,000 in mortgage origination income as compared to $803,000 during the six month period ended June 30, 2016. The decline in mortgage origination income was largely the result of an increase in mortgage loan rates which reduced the demand for fixed rate mortgage loan products.

The Company’s income for services charges was $1.6 million for the six month period ended June 30, 2017, as compared to $1.4 million for the same period in 2016. The increase in service charge income is the result of the Company’s revised consumer transaction account product offerings, providing additional income on these accounts. The Company’s financial services commission was $285,000 for the six month period ended June 30, 2017 as compared to $324,000 for the six month period ended June 30, 2016. For the six month period ended June 30, 2017, gains on the sale of securities were $16,000, as compared to $343,000 for the six month period ended June 30, 2016. The decline in gains on the sale of securities is largely the result of higher short term interest rates.

The Company’s income from bank owned life insurance was $307,000 for the six month period ended June 30, 2017 compared to $161,000 for the six month period ended June 30, 2016. The increase in bank owned life insurance income is largely the result of the receipt of a death benefit payment of approximately $160,000 in March 2017.

Non-Interest Expenses. There was a $370,000 decline in total non-interest expenses for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016. The most significant change in non-interest expenses was a $324,000 increase in salaries and benefits expense. The increase in salaries and benefits expense is largely the result of an $180,000 increase in the cost of health insurance benefits and a $104,000 increase in overall compensation.

During the six month period ended June 30, 2017, the Company’s professional expenses were $812,000 as compared to $640,000 for the six month period ended June 30, 2016. The increase in professional services expense is largely the result of increased legal expenses related to a shareholder demand letter and shareholder lawsuit filed by an activist shareholder. For the six month period ended June 30, 2017, other operating expenses were $1.8 million as compared to $2.3 million for the six month period ended June 30, 2016. The reduction in other expenses is attributable to several factors, including a $250,000 one-time refund of other operating expenses. For the six month period ended June 30, 2017, foreclosure expenses were $114,000 as compared to $269,000 for the six month period ended June 30, 2016. The decrease in foreclosure expenses is the result of lower balances in foreclosed assets and a reduction in foreclosure activity as compared to the six month period ended June 30, 2016.

Income Taxes. The effective tax rate for the six month periods ending June 30, 2017 was 19.5% as compared to 7.0% for the six month period ended June 30, 2016. The increase in the Company’s tax rate is due to an increase in taxable net interest income. The Company’s tax rate remains well below the statutory tax rate of 34% due to the relatively high level of tax free income from a $32.3 million in tax free municipal bonds and an increase in income from Bank owned life insurance resulting from the receipt of approximately $160,000 in proceeds from the death benefit of a life insurance policy.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2017 and June 30, 2016.

Net Income. The Company’s net income was $1,141,000 for the three month period ended June 30, 2017, as compared to net income of $304,000 for the three month period ended June 30, 2016. The improved level of net income for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 was largely the result of growth in the average balance of loans, a $376,000 reduction in non-interest expenses and $406,000 decline in provision for loan loss expense.

Net Interest Income. Net interest income for the three month period ended June 30, 2017 was $7.0 million, compared to $6.4 million for the three month period ended June 30, 2016. The increase in net interest income for the three month period ended June 30, 2017 as compared to June 30, 2016 was largely due to the $67.5 million increase in the average balance of loans outstanding. For the three month period ended June 30, 2017, the growth in the average balance of loans outstanding as compared to three month period ended June 30, 2016 helped to offset a decline in the average yield and the average balance of taxable and tax free securities.

For the three month period ended June 30, 2017, the average yield on loans was 4.48%, as compared to 4.43% for the three month period ended June 30, 2016. For the three month period ended June 30, 2017, income on taxable securities and tax free securities was $1.2 million and $280,000, respectively. Income on taxable securities and tax free securities was $1.2 million and $340,000 for the three month period ended June 30, 2016, respectively. For the three month period ending June 30, 2017, the tax equivalent yield on taxable and tax free securities were 2.61% and 5.09%, respectively, as compared to 2.39% and 5.05% for the three month period ended June 30, 2016, respectively.

For the three month periods ended June 30, 2017 and June 30, 2016, the Company’s cost of interest bearing liabilities was 0.84% and 0.77%, respectively. For the three month periods ended June 30, 2017 and June 30, 2016, the Company’s net interest margin was 3.39% and 3.28%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended June 30, 2017 and June 30, 2016. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $139,000 for the three month period ended June 30, 2017 and $169,000 for the three month period ended June 30, 2016, for a tax equivalent rate using a cost of funds rate of 0.84% for the three month period ended June 30, 2017 and 0.77% for the three month period ended June 30, 2016. The table adjusts tax-free loan income by $12,000 for the three month period ended June 30, 2017 and $6,000 for the three month period ended June 30, 2016, for a tax equivalent rate using the same cost of funds rate (Dollars in thousands):

	Average Balance 06/30/2017	Income & Expense 06/30/2017	Average Rates 06/30/2017	Average Balance 06/30/2016	Income & Expense 06/30/2016	Average Rates 06/30/2016
Loans	$622,606	$6,975	4.48%	$555,147	$6,147	4.43%
Taxable AFS securities	177,260	1,155	2.61%	200,496	1,198	2.39%
Non-taxable AFS securities	32,919	419	5.09%	40,306	509	5.05%
Other interest bearing deposits	5,888	21	1.43%	9,525	12	0.50%

Total interest earning assets	838,673	8,570	4.09%	805,474	7,866	3.91%

Other assets	70,359			67,697

Total assets	$909,032			$873,171

Retail time deposits	$257,956	678	1.05%	$253,244	578	0.91%
Brokered deposits	48,866	145	1.19%	32,971	88	1.07%
Interest bearing checking accounts	223,444	334	0.60%	206,284	299	0.58%
MMDA and savings accounts	98,317	40	0.16%	99,054	42	0.17%
FHLB borrowings	11,176	30	1.07%	11,000	28	1.02%
Repurchase agreements	39,138	119	1.22%	42,510	139	1.31%
Subordinated debentures	10,310	108	4.19%	10,310	94	3.65%

Total interest bearing liabilities	689,207	1,454	0.84%	655,373	1,268	0.77%

Non-interest bearing deposits	128,078			125,833
Other non-interest bearing liabilities	3,915			3,302

Stockholders’ equity	87,832			88,663

Total liabilities and stockholders’ equity	$909,032			$873,171

Net interest income		$7,116			$6,598

Interest rate spread			3.25%			3.14%

Net interest margin		3.39%			3.28%

Interest Income. For the three month period ended June 30, 2017, the Company’s total interest income was $8.4 million, representing an increase of $728,000 as compared to the three month period ended June 30, 2016. For the three month periods ended June 30, 2017 and June 30, 2016, interest income on loans was $6.9 million and $6.1 million, respectively. The average balance of loans receivable increased from $555.1 million for the three month period ended June 30, 2016 to $622.6 million for the three month period ended June 30, 2017. The ratio of average interest-earning assets to average interest-bearing liabilities declined from 122.9% for the three month period ended June 30, 2016 to 121.7% for the three month period ended June 30, 2017.

Interest Expense. Interest expense increased $186,000 for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016. For the three month period ending June 30, 2017, the Company’s interest expense on FHLB advances was $30,000, as compared to $28,000 for the three month period ended June 30, 2016. The average cost of FHLB borrowings were 1.07% for the three month period ended June 30, 2017 and 1.02% for the three month period ended June 30, 2016.

For the three month period ended June 30, 2017, the average balance of interest bearing retail time deposits increased $4.8 million to $258.0 million, as compared to $253.2 million for the three month period ended June 30, 2016. The average cost of retail time deposits for the three month periods ended June 30, 2017 and June 30, 2016 was 1.05% and 0.91%, respectively.

The average cost of brokered deposits increased from 1.07% for the three month period ended June 30, 2016 to 1.19% for the three month period ended June 30, 2017. Over the same period, the average balance of brokered deposits increased $15.9 million. For the three month period ended June 30, 2017, the Company’s total cost of deposits was 0.63% as compared to 0.55% for the three month period ended June 30, 2016.

The average balance of repurchase agreements declined from $42.5 million for the three months ended June 30, 2016 to $39.1 million for the three month period ended June 30, 2017. The average cost of repurchase agreements was 1.31% for the three months ended June 30, 2016 and 1.22% for the three month period ended June 30, 2017. For the three month period ended June 30, 2017, the Company’s subordinated debt interest expense was $108,000 as compared to $94,000 for the three month period ended June 30, 2016. The increase in the subordinated debt interest expense is the result of an increase in the three month libor rate.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $59,000 in provision for loan loss was required for the three month period ended June 30, 2017 compared to a $465,000 provision for loan loss expense for the three month period ended June 30, 2016. For the three month period ended June 30, 2017, the lower level of provision expense was the result of improving credit quality and $956,000 in loan loss recoveries during the period.

Non-Interest Income. There was a $134,000 decline in non-interest income in the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016. For the three month period ended June 30, 2017, other operating income was $212,000 as compared to $203,000 for the three month period ended June 30, 2016. For the three month period ended June 30, 2017, the Company earned $278,000 in mortgage origination income as compared to $435,000 during the three month period ended June 30, 2016. The decline in mortgage origination income was largely the result of an increase in mortgage loan rates which reduced the demand for fixed rate mortgage loan products.

The Company’s income for services charges was $800,000 for the three month period ended June 30, 2017, as compared to $698,000 for the same period in 2016. The increase in service charge income is the result of the Company’s revised consumer transaction account product offerings. The Company’s financial services commission was $145,000 for the three month period ended June 30, 2017 as compared to $191,000 for the three month period ended June 30, 2016. For the three month period ended June 30, 2017, gains on the sale of securities were $14,000, as compared to $52,000 for the three month period ended June 30, 2016.

Non-Interest Expenses. There was a $376,000 decline in total non-interest expenses for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016. For the three month period ended June 30, 2017, salaries and benefits increased by $76,000 as compared to the three month period ended June 30, 2016. The increase in salaries and benefits expense is largely the result of an $112,000 increase in health insurance benefits due to an increase in medical insurance. For the three month period ended June 30, 2017, the Company’s professional services expense was $464,000, an increase of $159,000 as compared to the three month period ended June 30, 2016, largely the result of shareholder lawsuits and demand letters filed in the three month period ended Jun 30, 2017. For the three month period ended June 30, 2017, other operating expenses were $940,000 as compared to $1.1 million for the three month period ended June 30, 2016.

Income Taxes. The effective tax rate for the three month periods ending June 30, 2017 was 24.4% due to an increase in the Company’s taxable net interest income. For the three month period ended June 30, 2016, the Company’s effective tax rate was 4.7% due to very low levels of net income and a relatively higher level of tax free income.

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

At June 30, 2017, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity Date
10/16/2015	0.85%	4,042,000	7/16/2017
7/27/2015	1.00%	1,500,000	7/27/2017
8/16/2016	0.75%	2,153,000	10/16/2017
7/22/2016	0.75%	2,070,000	11/22/2017
10/24/2016	0.80%	964,000	12/24/2017
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018
7/29/2016	0.85%	1,887,000	3/29/2018
1/12/2017	1.10%	5,433,000	4/12/2018
2/15/2017	1.10%	4,986,000	5/15/2018
10/24/2016	1.00%	2,149,000	6/24/2018
1/12/2017	1.25%	5,074,000	9/12/2018
2/15/2017	1.30%	4,278,000	12/15/2018
8/16/2016	1.00%	1,008,000	2/16/2019
7/22/2016	1.00%	2,138,000	5/22/2019
7/29/2016	1.05%	2,964,000	7/29/2019
8/16/2016	1.10%	1,978,000	8/16/2019

Total		$47,658,000

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

The Company’s analysis at June 30, 2017 indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at June 30, 2017 for the twelve month period ending June 30, 2018 is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars in Thousands)
Net interest income	$29,058	$30,406	$31,352	$32,096	$32,640

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2017.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the six months ended June 30, 2017 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a party to certain ordinary course litigation. The Company will vigorously defend itself in all such matters when the Company determines that it has meritorious defenses. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations. The Company and its subsidiaries have adopted policies and procedures intended to minimize the impact of adverse litigation and regulatory actions, and has endeavored to secure reasonable insurance coverage.

On May 4, 2017, the Company and its directors, John Peck, Michael Woolfolk, Harry Dempsey, Ted Kinsey, Steve Hunt, Clay Smith, Thomas Miller and Richard Perkins, and a former director, Gilbert Lee, were named as defendants in a lawsuit filed in the Court of Chancery in the State of Delaware by Company stockholders, Stilwell Associates, L.P., Stilwell Activist Fund, L.P. and Stilwell Activist Investments, L.P. (collectively, the “Plaintiffs”), concerning the adoption of Article III, Section 13 of the Company’s Amended and Restated Bylaws. The Bylaw concerns qualifications for individuals to serve on the Company’s Board of Directors and qualifications for individuals that wish to nominate a candidate for the Board of Directors. The Plaintiffs seek a declaration that the Bylaw is invalid or, in the alternative, a declaration that the Bylaw does not prevent Plaintiffs from nominating candidates for director. The Plaintiffs also seek an injunction enjoining the application of the Bylaw prohibiting Plaintiffs from nominating director candidates and an order declaring that the Defendants, other than Mr. Miller, breached their fiduciary duties in adopting the Bylaw. The Plaintiffs do not seek damages. A motion to dismiss the lawsuit is pending. At this time the Company cannot predict with any certainty the outcome of the lawsuit.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

None

(b)	Use of Proceeds. Not applicable

(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
April 1, 2017 to April 30, 2017	—	—	1,846,829	91,857
May 1, 2017 to May 31, 2017	260	$12.70	1,847,089	91,597
June 1, 2017 to June 30, 2017	178	$12.75	1,847,267	91,419

Total	438	$12.72	1,847,267	91,419

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six month periods ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Condensed Statements of Income for the three and six month periods ended June 30, 2017 and June 30, 2016 (unaudited), (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the six month periods ended June 30, 2017 and June 30, 2016 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity, for the six month periods ended June 30, 2016 and June 30, 2017 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows, for the six month periods ended June 30, 2017 and June 30, 2016 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 9, 2017	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 9, 2017	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer