Form 10-Q
period 2017-09-30
HOPFED BANCORP INC
filed 2017-11-08
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the Registrant had outstanding 6,672,771 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and due from banks	$23,469	21,779
Interest-bearing deposits in banks	9,842	3,970

Cash and cash equivalents	33,311	25,749
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	192,287	209,480
Loans held for sale	1,749	1,094
Loans receivable, net of allowance for loan losses of $4,799 at September 30, 2017 and $6,112 at December 31, 2016	625,403	604,286
Accrued interest receivable	3,414	3,799
Foreclosed assets, net	4,975	2,397
Bank owned life insurance	10,287	10,662
Premises and equipment, net	22,945	23,461
Deferred tax assets	2,292	3,052
Other assets	2,973	3,078

Total assets	$904,064	891,486

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$128,184	131,145
Interest-bearing accounts
Checking accounts	196,315	209,347
Savings and money market accounts	97,929	99,312
Other time deposits	308,801	293,078

Total deposits	731,229	732,882
Advances from Federal Home Loan Bank	31,000	11,000
Repurchase agreements	37,829	47,655
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,188	766
Accrued expenses and other liabilities	3,273	2,445

Total liabilities	814,829	805,058

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,976,131 issued and 6,688,674 outstanding at September 30, 2017 and 7,963,378 issued and 6,717,242 outstanding at December 31, 2016	80	80
Additional paid-in-capital	58,777	58,660
Retained earnings	51,646	49,035
Treasury stock, at cost (1,287,457 shares at September 30, 2017 and 1,246,136 shares at December 31, 2016)	(15,931)	(15,347)
Unearned Employee Stock Ownership Plan (“ESOP”) shares, at cost (465,881 shares at September 30, 2017 and 498,346 shares at December 31, 2016)	(6,125)	(6,548)
Accumulated other comprehensive income	788	548

Total stockholders’ equity	89,235	86,428

Total liabilities and stockholders’ equity	$904,064	891,486

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans	7,260	6,569	20,959	19,175
Investment in securities, taxable	1,124	1,099	3,397	3,544
Nontaxable securities available for sale	233	326	796	1,019
Interest-bearing deposits	18	10	62	38

Total interest and dividend income	8,635	8,004	25,214	23,776

Interest expense:
Deposits	1,206	1,044	3,570	3,146
FHLB borrowings	89	33	151	134
Repurchase agreements	130	139	352	421
Subordinated debentures	112	99	324	287

Total interest expense	1,537	1,315	4,397	3,988

Net interest income	7,098	6,689	20,817	19,788
Provision for loan losses	71	255	421	1,178

Net interest income after provision for loan losses	7,027	6,434	20,396	18,610

Non-interest income:
Service charges	819	719	2,423	2,094
Merchant card	299	308	916	913
Mortgage origination revenue	335	415	947	1,218
Gain on sale of securities	162	79	178	422
Income from bank owned life insurance	95	104	402	265
Income from financial services	134	131	419	455
Other operating income	186	189	877	568

Total non-interest income	2,030	1,945	6,162	5,935

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Non-interest expenses:
Salaries and benefits	3,919	3,757	12,132	11,646
Occupancy	716	810	2,220	2,398
Data processing	795	744	2,105	2,175
State deposit tax	169	248	600	743
Professional services	409	368	1,221	1,008
Advertising	240	376	989	1,067
Foreclosure, net	(25)	204	89	473
(Gain) Loss on sale of asset	—	(72)	3	(72)
Other	945	918	2,731	3,207

Total non-interest expense	7,168	7,353	22,090	22,645

Income before income tax expense	1,889	1,026	4,468	1,900
Income tax expense	486	41	989	102

Net income	1,403	985	3,479	1,798

Earnings per share:
Basic	$0.22	$0.16	$0.56	$0.29

Diluted	$0.22	$0.16	$0.56	$0.29

Dividend per share	$0.05	$0.04	$0.14	$0.12

Weighted average shares outstanding - basic	6,236,075	6,212,231	6,227,955	6,247,536

Weighted average shares outstanding - diluted	6,236,075	6,212,231	6,227,955	6,247,536

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month		For the Nine Month
	Periods Ended September 30,		Periods Ended September 30,
	2017	2016	2017	2016
Net income	$1,403	985	3,479	1,798
Other comprehensive income, net of tax:
Unrealized gain on non-other than temporary impaired investment securities available for sale, net of taxes of of $24 and $384 for the three month periods ended September 30, 2017 and September 30, 2016, respectively; and ($223) and ($883) for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.	(44)	(744)	431	1,715
Unrealized gain on OTTI securities, net of taxes of $52 and none for the three month periods ended September 30, 2017 and September 30, 2016, respectively; and $38 and ($37) for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.	(100)	—	(74)	72
Reclassification adjustment for gains included in net income, September 30, 2017 and September 30, 2016, respectively; and $61 and $144 for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.	(107)	(52)	(117)	(278)

Total other comprehensive income	(251)	(796)	240	1,509

Comprehensive income	$1,152	189	3,719	3,307

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2017

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
			Additional		Common	Unearned	Other	Total
	Common	Common	Paid in	Retained	Treasury	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Shares	Income	Equity
Balance December 31, 2016	6,717,242	$80	58,660	49,035	(15,347)	(6,548)	548	86,428
Restricted stock awards	12,753	—	—	—	—	—	—	—
Net income	—	—	—	3,479	—	—	—	3,479
Repurchase of treasury stock	(41,321)	—	—	—	(584)	—	—	(584)
ESOP shares committed to be released	—	—	—	—	—	423	—	423
Change in price of ESOP shares	—	—	40	—	—	—	—	40
Compensation expense, restricted stock awards	—	—	77	—	—	—	—	77
Net change in unrealized gain on securities available for sale, net of income taxes of ($124)	—	—	—	—	—	—	240	240
Cash dividend declared to common shareholders	—	—	—	(868)	—	—	—	(868)

Balance September 30, 2017	6,688,674	$80	58,777	51,646	(15,931)	(6,125)	788	89,235

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods Ended September 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$7,702	7,098
Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	40,480	54,274
Purchase of securities available for sale	(23,572)	(28,805)
Net increase in loans	(25,806)	(24,246)
Proceeds from sale of foreclosed assets	1,666	1,319
Proceeds from sale of premises and equipment	—	100
Purchase of premises and equipment	(399)	(551)

Net cash provided by (used in) investing activities	(7,631)	2,091

Cash flows from financing activities:
Net decrease in demand deposits	(17,376)	(13,126)
Net increase (decrease) in time and other deposits	15,723	(13,963)
Increase in advances from borrowers for taxes and insurance	422	497
Advances from Federal Home Loan Bank	58,000	23,000
Repayment of advances from Federal Home Loan Bank	(38,000)	(27,000)
Net decrease in repurchase agreements	(9,826)	(1,305)
Cash used to repurchase treasury stock	(584)	(1,808)
Dividends paid on common stock	(868)	(746)

Net cash provided by (used in) financing activities	7,491	(34,451)

Increase (decrease) in cash and cash equivalents	7,562	(25,262)
Cash and cash equivalents, beginning of period	25,749	54,698

Cash and cash equivalents, end of period	$33,311	$29,436

Supplemental disclosures of cash flow information:
Interest paid	4,374	4,060

Income taxes paid	$421	($700)

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	3,081	674

Foreclosures of loans during period	4,268	354

Net unrealized gains on investment securities classified as available for sale	364	2,286

Decrease in deferred tax asset related to unrealized gains on investments	(124)	(777)

Dividends declared and payable	355	289

Issuance of restricted common stock	176	145

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements include the accounts of HopFed Bancorp, Inc. (“HopFed” or the “Corporation”) and its subsidiaries (collectively, the “Company”). The Corporation is a parent holding company of Heritage Bank USA, Inc. (the “Bank”). The Banks owns JBMM, LLC, a wholly owned, limited liability company, which owns and manages the Bank’s foreclosed assets. The Bank also owns Heritage USA Title, LLC, which sells title insurance to the Bank’s real estate loan customers. The Bank owns Fort Webb LP, LLC, which owns a limited partnership interest in Fort Webb Elderly Housing LLLP, a low income senior citizen housing facility in Bowling Green, Kentucky. All significant intercompany accounts have been eliminated.

The Bank is a Kentucky commercial bank regulated by the Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). HopFed Bancorp is regulated by the Federal Reserve Bank of Saint Louis (“FED”).

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2017 are not necessarily indicative of results that may be expected the entire fiscal year ending December 31, 2017.

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

(2)	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common stock shares outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. For the three and nine month periods ended September 30, 2017 and September 30, 2016, the Company has excluded all unearned shares held by the ESOP.

	For the Three Month Periods Ended September 30,
	2017	2016
Basic EPS:
Net income	$1,403,000	$985,000
Average common shares outstanding	6,236,075	6,212,231

Earnings per share	$0.22	$0.16

Diluted EPS
Net income	$1,403,000	$985,000
Average common shares outstanding	6,236,075	6,212,231
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,236,075	6,212,231

Earnings per share, diluted	$0.22	$0.16

	For the nine month Periods
	Ended September 30,
	2017	2016
Basic EPS:
Net income	$3,479,000	$1,798,000
Average common shares outstanding	6,227,955	6,247,536

Earnings per share	$0.56	$0.29

Diluted EPS
Net income	$3,479,000	$1,798,000
Average common shares outstanding	6,227,955	6,247,536
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,227,955	6,247,536

Earnings per share, diluted	$0.56	$0.29

(3)	SECURITIES

The carrying amount of securities and their estimated fair values at September 30, 2017 were as follows:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	$89,419	766	(356)	89,829
Taxable municipal bonds	1,281	10	(6)	1,285
Tax free municipal bonds	27,349	903	(21)	28,231
Trust preferred securities	1,646	71	—	1,717
Mortgage backed securities	71,399	378	(552)	71,225

	$191,094	2,128	(935)	192,287

The carrying amount of securities and their estimated fair values at December 31, 2016 were as follows:

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	2,000	1	—	2,001
U.S. Agency securities	83,667	983	(638)	84,012
Taxable municipal bonds	2,720	17	(10)	2,727
Tax free municipal bonds	33,004	1,081	(174)	33,911
Trust preferred securities	1,634	183	—	1,817
Mortgage-backed securities	85,626	437	(1,051)	85,012

	$208,651	2,702	(1,873)	209,480

The scheduled maturities of debt securities available for sale at September 30, 2017 were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)
Due within one year	$3,830	$3,850
Due in one to five years	23,534	23,745
Due in five to ten years	25,505	25,847
Due after ten years	7,230	7,558

	60,099	61,000
Amortizing agency bonds	59,596	60,062
Mortgage-backed securities	71,399	71,225

Total securities available for sale	$191,094	$192,287

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2017 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$31,029	(212)	8,217	(144)	39,246	(356)
Taxable municipal bonds	519	(6)	—	—	519	(6)
Tax free municipal bonds	1,666	(4)	928	(17)	2,594	(21)
Mortgage-backed securities	25,788	(171)	17,353	(381)	43,141	(552)

Total available for sale	$59,002	(393)	26,498	(542)	85,500	(935)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2016 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$41,963	(597)	3,459	(41)	45,422	(638)
Taxable municipal bonds	1,347	(10)	—	—	1,347	(10)
Tax free municipal bonds	7,369	(174)	—	—	7,369	(174)
Mortgage-backed securities	48,462	(796)	7,439	(255)	55,901	(1,051)

Total available for sale	$99,141	(1,577)	10,898	(296)	110,039	(1,873)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2017, the Company has 60 securities with unrealized losses. The losses for all securities are considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and are not related to the credit worthiness of the issuers. Furthermore, the Company has the intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of September 30, 2017.

At September 30, 2017 and December 31, 2016, securities with a book value of approximately $117.4 million and $125.6 million and a market value of approximately $120.1 million and $128.4 million, respectively, were pledged to various municipalities for deposits in excess of FDIC limits as required by law.

(4)	LOANS

The Company uses the following loan segments as described below:

•	One-to-four family first mortgages are closed-end loans secured by residential housing. Loans may be either owner or non-owner occupied properties. If the loan is owner-occupied, the loan is analyzed and under-written as a consumer loan. Loan terms may be up to 30 years.

•	Home equity lines of credit may be first or second mortgages secured by one-to-four family properties. Home equity loans carry a variable rate and typically are open ended for a period not to exceed ten years with a fifteen year final maturity. Loans secured by home equity lines of credit are under-written under the Company’s consumer loan guidelines.

•	Junior liens are closed-end loans secured by one-to-four family residences with a fixed or variable rate. Typically, the collateral for these loans are owner occupied units with a subordinate lien. Loans secured by junior liens are under-written under the Company’s consumer loan guidelines.

•	Multi-family loans are closed-end loans secured by residential housing with five or more units in a single building. Multi-family loans may carry a variable rate of interest or the interest rate on the loan is a fixed rate (usually five years). After the initial fixed rate period, the loan reverts to a variable rate or has balloon maturity. Multi-family loans have amortization terms of up to twenty years and are under-written under the Company’s commercial loan underwriting guidelines.

•	Constructions loans may consist of residential or commercial properties and carry a fixed or variable rate for the term of the construction period. Construction loans have a maturity of between twelve and twenty-four months depending on the type of property. After the construction period, loans are amortized over a twenty-year period. All construction loans are under written under the Company’s commercial loan underwriting guidelines for the type of property being constructed.

•	Land loans consist of properties currently under development, land held for future development and land held for recreational purposes. Land loans used for recreational purposes are amortized for twenty years and typically carry a fixed rate of interest for one-to-five years with a balloon maturity or floating rate period to follow and are under-written under the Company’s commercial loan underwriting guidelines.

•	Loans classified as farmland by the Company include properties that are used exclusively for the production of grain, livestock, poultry or swine. Loans secured by farmland have a maturity of up to twenty years and carry a fixed rate of interest for five to ten years. Loans secured by farmland are under-written under the Company’s commercial loan underwriting guidelines.

•	Non-residential real estate loans are secured by commercial real estate properties and may be either owner or non-owner occupied. The loans typically have a twenty year maturity and may be fixed for a period of five to ten years. After the initial fixed rate period, the note will either revert to a one year adjustable rate loan or have a balloon maturity. Loans secured by non-residential real estate are under-written under the Company’s commercial loan underwriting standards.

•	The Company originates secured and unsecured consumer loans. Collateral for consumer loans may include deposits, brokerage accounts, automobiles and other personal items. Consumer loans are typically fixed for a term of one to five years and are under-written using the Company’s consumer loan policy.

•	The Company originates unsecured and secured commercial loans. Secured commercial loans may have business inventory, accounts receivable and equipment as collateral. The typical customer may include all forms of manufacturing, retail and wholesale sales, professional services and various forms of agri-business interest. Commercial loans may be fixed or variable rate and typically have terms between one and five years.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Real estate loans:
One-to-four family first mortgages	$165,926	$147,962
Home equity lines of credit	34,995	35,684
Junior liens	1,402	1,452
Multi-family	37,321	34,284
Construction	25,594	39,255
Land	14,289	23,840
Farmland	37,262	47,796
Non-residential real estate	216,056	182,940

Total mortgage loans	532,845	513,213
Consumer loans	9,222	8,717
Commercial loans	88,515	88,907

Total other loans	97,737	97,624

Total loans	630,582	610,837
Deferred loan fees, net of cost	(380)	(439)
Less allowance for loan losses	(4,799)	(6,112)

Total loans, net	$625,403	$604,286

Although the Company has a diversified loan portfolio, 84.5% and 84.0% of the portfolio was concentrated in loans secured by real estate at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the majority of these loans are located within the Company’s general operating area of the United States.

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the nine month period ended September 30, 2017:

					Ending
	Balance	Charge offs	Recoveries	Provision	Balance
	12/31/2016	2017	2017	2017	9/30/2017
	(Dollars in Thousands)
One-to-four family mortgages	$852	(49)	9	(79)	733
Home equity line of credit	260	—	10	(86)	184
Junior liens	8	—	2	(4)	6
Multi-family	412	—	417	(506)	323
Construction	277	—	—	(146)	131
Land	1,760	(2,608)	559	1,535	1,246
Farmland	778	—	—	(409)	369
Non-residential real estate	964	—	13	(215)	762
Consumer loans	208	(200)	70	68	146
Commercial loans	593	(224)	267	263	899

Total	$6,112	(3,081)	1,347	421	4,799

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2016:

					Ending
	Balance	Charge offs	Recoveries	Provision	Balance
	12/31/2015	2016	2016	2016	12/31/2016
	(Dollars in Thousands)
One-to-four family mortgages	$1,030	—	167	(345)	852
Home equity line of credit	201	(30)	14	75	260
Junior liens	8	—	14	(14)	8
Multi-family	227	(421)	—	606	412
Construction	377	—	—	(100)	277
Land	1,379	—	—	381	1,760
Farmland	358	—	—	420	778
Non-residential real estate	1,139	—	10	(185)	964
Consumer loans	358	(422)	293	(21)	208
Commercial loans	623	(595)	141	424	593

Total	$5,700	(1,468)	639	1,241	6,112

The table below presents past due and non-accrual balances at September 30, 2017 by loan classification allocated between performing and non-performing:

		30 - 89			Impaired Loans
	Currently	Days	Non-accrual	Special	Currently Performing
	Performing	Past Due	Loans	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$164,817	582	333	51	143	—	$165,926
Home equity line of credit	34,433	—	401	—	161	—	34,995
Junior liens	1,398	4	—	—	—	—	1,402
Multi-family	37,321	—	—	—	—	—	37,321
Construction	25,594	—	—	—	—	—	25,594
Land	13,724	—	40	—	525	—	14,289
Farmland	35,626	—	455	1,147	34	—	37,262
Non-residential real estate	207,765	165	—	778	7,348	—	216,056
Consumer loans	9,066	3	5	—	148	—	9,222
Commercial loans	83,246	—	505	3,645	1,119	—	88,515

Total	$612,990	754	1,739	5,621	9,478	—	$630,582

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

At September 30, 2017 and December 31, 2016, there were no loans more than 90 days past due accruing interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2017 and December 31, 2016, by portfolio segment and based on the impairment method.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
	(Dollars in Thousands)
September 30, 2017:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$267	—	19	—	36	322
Collectively evaluated for impairment	632	1,377	1,435	923	110	4,477

Total ending allowance balance	$899	1,377	1,454	923	146	4,799

Loans:
Loans individually evaluated for impairment	$1,624	565	7,837	1,038	153	11,217
Loans collectively evaluated for impairment	86,891	39,318	282,802	201,285	9,069	619,365

Total ending loans balance	$88,515	39,883	290,639	202,323	9,222	630,582

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
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

The following credit risk standards are assigned to consumer loans:

Satisfactory - All consumer open-end and closed-end retail loans shall have an initial risk grade assigned of 3—Satisfactory.

Substandard - All consumer open-end and closed-end retail loans past due 90 cumulative days from the contractual date will be classified as 7—Substandard. If a consumer/retail loan customer files bankruptcy, the loan will be classified as 7—Substandard regardless of payment history.

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

A summary of the Company’s loans by credit risk indicator and the related allowance at September 30, 2017 and December 31, 2016 were as follows:

			Impaired Loans
September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total	Specific Allowance for Impairment	Allowance for Loans not Impaired
	(Dollars in Thousands)

One-to-four family mortgages	$165,399	51	476	—	165,926	—	733
Home equity line of credit	34,433	—	562	—	34,995	—	184
Junior liens	1,402	—	—	—	1,402	—	6
Multi-family	37,321	—	—	—	37,321	—	323
Construction	25,594	—	—	—	25,594	—	131
Land	13,724	—	565	—	14,289	—	1,246
Farmland	35,626	1,147	489	—	37,262	17	352
Non-residential real estate	207,930	778	7,348	—	216,056	2	760
Consumer loans	9,069	—	153	—	9,222	36	110
Commercial loans	83,246	3,645	1,624	—	88,515	267	632

Total	$613,744	5,621	11,217	—	630,582	322	4,477

			Impaired Loans
December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total	Specific Allowance for Impairment	Allowance for Loans not Impaired
	(Dollars in Thousands)

One-to-four family mortgages	$145,965	744	1,253	—	147,962	—	852
Home equity line of credit	35,109	25	550	—	35,684	—	260
Junior liens	1,411	30	11	—	1,452	—	8
Multi-family	31,280	—	3,004	—	34,284	—	412
Construction	39,255	—	—	—	39,255	—	277
Land	15,581	35	8,224	—	23,840	1,036	724
Farmland	44,832	674	2,290	—	47,796	—	778
Non-residential real estate	172,395	3	10,542	—	182,940	—	964
Consumer loans	8,382	—	335	—	8,717	84	124
Commercial loans	85,174	603	3,130	—	88,907	28	565

Total	$579,384	2,114	29,339	—	610,837	1,148	4,964

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2017 were as follows:

	At September 30, 2017			For the nine month period ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$476	476	—	1,480	26
Home equity line of credit	562	562	—	559	25
Junior liens	—	—	—	8	—
Multi-family	—	—	—	1,419	—
Construction	—	—	—	—	—
Land	565	565	—	918	35
Farmland	164	164	—	1,257	2
Non-residential real estate	7,328	7,328	—	9,452	312
Consumer loans	9	9	—	10	—
Commercial loans	1,125	1,125	—	1,745	35

Total	10,229	10,229	—	16,848	435

Impaired loans with a specific allowance
One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	5,008	—
Farmland	325	325	17	244	—
Non-residential real estate	20	20	2	110	2
Consumer loans	144	144	36	255	—
Commercial loans	499	499	267	464	16

Total	988	988	322	6,081	18

Total	$11,217	11,217	322	22,929	453

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2016 were as follows:

	At December 31, 2016			For the year ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$1,253	1,253	—	1,470	67
Home equity line of credit	550	550	—	390	24
Junior liens	11	11	—	13	1
Multi-family	3,004	3,004	—	3,005	172
Construction	—	—	—	—	—
Land	1,553	2,513	—	7,868	38
Farmland	2,290	2,290	—	1,563	120
Non-residential real estate	10,542	10,542	—	9,363	485
Consumer loans	—	—	—	21	1
Commercial loans	2,865	2,865	—	3,168	112

Total	22,068	23,028	—	26,861	1,020

Impaired loans with a specific allowance
One-to-four family mortgages		—	—	452	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	910	—
Construction	—	—	—	—	—
Land	6,671	6,671	1,036	1,811	485
Farmland	—	—	—	533	—
Non-residential real estate	—	—	—	—	—
Consumer loans	335	335	84	273	—
Commercial loans	265	265	28	754	24

Total	7,271	7,271	1,148	4,733	509

Total	$29,339	30,299	1,148	31,594	1,529

On a periodic basis, the Bank may modify the terms of certain loans. At December 31, 2016, the Company had eight loans, representing three lending relationships, classified as performing TDR. During the nine month period ended September 30, 2017, the Company removed one lending relationship from TDR status and one lending relationship had three loans to pay off. One non-residential real estate loan relationship, with two loans representing $2.2 million, has paid as agreed based on the original terms of their note for a period of at least six months. For the nine month period ended September 30, 2017, no loans were added to TDR classification and all loans currently classified as TDR are current based on their revised terms.

The following table provides the number of loans remaining in each category as of September 30, 2017 and December 31, 2016 that the Company had previously modified in a TDR:

	Number of Loans	Pre-Modification Outstanding Record Investment	Post Modification Outstanding Record Investment, net of related allowance
September 30, 2017
Non-residential real estate	3	$3,371,435	3,371,435
December 31, 2016
Multi-family	3	$815,273	815,273
Non-residential real estate	5	5,646,223	5,646,223

There were no loans as of September 30, 2017 that have been modified as TDRs and that subsequently defaulted within twelve months on their modified terms. At September 30, 2017, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR.

(5)	FORECLOSED ASSETS

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

At September 30, 2017 and December 31, 2016, the Company had balances in foreclosed assets consisting of the following:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
One-to-four family mortgages	$1,025	135
Home equity line of credit	—	28
Multi-family real estate	750	1,775
Land	3,200	—
Non-residential real estate	—	459

Total other assets owned	$4,975	2,397

For the nine month period ended September 30, 2017, the Company’s activity in foreclosed property included the following:

		Activity During 2017
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2016	Foreclosure	Sales	in Values	on Sale	9/30/2017
	(Dollars in Thousands)
One-to-four family mortgages	$135	1,025	(147)	—	12	$1,025
HELOC	28	—	(18)	(10)	—	—
Multi-family	1,775	—	(1,001)	—	(24)	750
Land	—	3,200	—	—	—	3,200
Non-residential real estate	459	43	(500)	—	(2)	—

Total	$2,397	4,268	(1,666)	(10)	(14)	$4,975

The Company’s activity in foreclosed assets for the nine month period ended September 30, 2016 is as follows:

		Activity During 2016
	Balance			Reduction	Gain (Loss)	Balance
	12/31/2015	Foreclosure	Sales	in Values	on Sale	9/30/2016
	(Dollars in Thousands)
One-to-four family mortgages	$55	—	(43)	—	(12)	—
Home equity line of credit	—	68	—	—	—	68
Multi-family	—	141	—	—	—	141
Land	943	130	(987)	—	(13)	73
Non-residential real estate	738	—	(270)	—	(9)	459
Consumer	—	15	(19)	—	4	—

Total	$1,736	354	(1,319)	—	(30)	$741

(6)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Interest-bearing deposits in banks

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

Loans receivable

The fair values of fixed-rate loans and variable rate loans that re-price on an infrequent basis is estimated using discounted cash flow analysis which considers future re-pricing dates and estimated repayment dates, and further using interest rates currently being offered for loans of similar type, terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The estimated fair value of variable-rate loans that re-price frequently and have no significant change in credit risk is approximately the carrying value of the loan.

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

Repurchase agreements

Overnight repurchase agreements have a fair value at book, given that they mature overnight. The fair values of longer date repurchase agreements is estimated using discounted cash flow analysis which considers the current market pricing for repurchase agreements of similar final maturities and collateral requirements.

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at September 30, 2017 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 9/30/2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Securities available for sale
U.S. Agency securities	$89,829	—	89,829	—
Taxable municipals	1,285	—	1,285	—
Tax-free municipals	28,231	—	28,231	—
Trust preferred securities	1,717	—	—	1,717
Mortgage backed securities	71,225	—	71,225	—

Total	$192,287	—	190,570	1,717

The assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below:

	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets
Securities available for sale
U.S. Treasury securities	$2,001	2,001	—	—
U.S. Agency securities	84,012	—	84,012	—
Taxable municipals	2,727	—	2,727	—
Tax-free municipals	33,911	—	33,911	—
Trust preferred securities	1,817	—	—	1,817
Mortgage backed securities	85,012	—	85,012	—

Total	$209,480	2,001	205,662	1,817

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2017:

	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets
Foreclosed assets	$4,975	—	—	$4,975
Impaired loans, net of allowance	$666	—	—	$666

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2016:

	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets
Foreclosed assets	$2,397	—	—	$2,397
Impaired loans, net of allowance	$6,123	—	—	$6,123

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at September 30, 2017 and December 31, 2016:

	Level 3 Significant Unobservable Input Assumptions
	Fair Value	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs
	(Dollars in Thousand)
September 30, 2017
Assets measured on a non-recurring basis
Foreclosed assets	$4,975	Discount to appraised value of collateral. Auction results	Appraisal comparability adjustments	5% to 10%
Impaired loans	666	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%
Asset measured on a recurring basis
Trust preferred securities	1,717	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 5% to 8%
December 31, 2016
Assets measured on a non-recurring basis
Foreclosed assets	$2,397	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%
Impaired loans	6,123	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 15%
Asset measured on a recurring basis
Trust preferred securities	1,817	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

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

The Company bases the value of its trust preferred security on a quarterly review of SEC filings by the issuer to ascertain overall financial strength. Based on the analysis, the Company then reviews the Libor swap curve to analyze the overall yield of our investment compared to long-term swap rates. On rare occasions, the Company may receive an offer from a broker to purchase similar type instruments and the Company will analyze these offerings compared to our investment.

The table below includes a roll-forward of the consolidated condensed statement of financial condition items for the nine month periods ended September 30, 2017 and September 30, 2016, (including the change in fair value) for assets and liabilities classified by HopFed Bancorp, Inc. within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify an asset or liability within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 assets and liabilities typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2017	2016
Nine month period ended September 30,	Other Assets	Other Assets
	(Dollars in Thousands)
Fair value, January 1	$1,817	1,865
Change in unrealized gain included in other comprehensive income for assets and liabilities still held at September 30,	(113)	105
Accretion of previously discounted amounts	13	13

Fair value, September 30	$1,717	1,983

The estimated fair values of financial instruments were as follows at September 30, 2017:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$23,469	23,469	23,469	—	—
Interest-bearing deposits	9,842	9,842	9,842	—	—
Securities available for sale	192,287	192,287	—	190,570	1,717
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,749	1,749	—	1,749	—
Loans receivable	625,403	608,134	—	—	608,134
Accrued interest receivable	3,414	3,414	—	—	3,414
Financial liabilities:
Deposits	731,229	731,960	—	731,960	—
Advances from borrowers for taxes and insurance	1,188	1,188	—	1,188	—
Advances from Federal Home Loan Bank	31,000	31,069	—	31,069	—
Repurchase agreements	37,829	37,829	—	37,829	—
Subordinated debentures	10,310	10,099	—	—	10,099

The estimated fair values of financial instruments were as follows at December 31, 2016:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$21,779	21,779	21,779	—	—
Interest-bearing deposits	3,970	3,970	3,970	—	—
Securities available for sale	209,480	209,480	2,001	205,662	1,817
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,094	1,094	—	1,094	—
Loans receivable	604,286	593,257	—	—	593,257
Accrued interest receivable	3,799	3,799	—	—	3,799
Financial liabilities:
Deposits	732,882	732,942	—	732,942	—
Advances from borrowers for taxes and insurance	766	766	—	766	—
Advances from Federal Home Loan Bank	11,000	10,979	—	10,979	—
Repurchase agreements	47,655	47,655	—	47,655	—
Subordinated debentures	10,310	10,099	—	—	10,099

(7)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is currently evaluating the potential impact of ASU 2016-02 on the Company’s consolidated financial statements.

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

ASU 2016-15 “Statement of Cash Flows (Topic 230)” is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted with retrospective application. Management is evaluating the impact that the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(8)	INCOME TAXES

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

The Company’s investment in Fort Webb LP, LLC generates tax credits and depreciation expense that the Company can use to offset taxable income. At September 30, 2017 and December 31, 2016, the Company’s balance sheet did not include any equity investment in Fort Webb. The Company has other investments that produce both tax credits and depreciation expense that may be used to offset net income.

At September 30, 2017, the Company has $10.3 million in Bank owned life insurance policies. The income generated from these policies increase the cash flow of the policies on a tax free basis. Life insurance proceeds are paid upon the death of a covered party. These proceeds, netted against the current cash value of the policy, result in tax free income to the Company. For the nine month period ended September 30, 2017, the Company received additional income of approximately $160,000 from the net proceeds of a life insurance policy.

At September 30, 2017, the Company’s investment portfolio includes $28.2 million of tax free municipal bonds. Interest income on this portfolio, after netting out a disallowance for interest expense attributable to this portfolio, is tax exempt.

(9)	ESOP

Substantially all of the Company’s employees who are at least 21 years old and have one year of employment with the Company participate in the 2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”). The ESOP purchased 600,000 shares of the Company’s common stock from the Company on March 2, 2015 at $13.14 per share. The ESOP borrowed $7.9 million from an open-end line of credit from the Company for the purchase of the stock, using the 600,000 shares of common stock as collateral. The Company makes discretionary contributions to the ESOP. The ESOP utilizes these contributions along with the dividends on the 600,000 held by the ESOP to repay the loan from the Company. When loan payments are made, ESOP shares are released based on reductions in the principal balance of the loan. The shares are allocated to participants based on relative compensation.

Employees who are not employed on December 31st of each year are not eligible for participation in the ESOP. The Company anticipates that loan payments will be made at the end of each year. Participants receive shares at the end of employment. The Company has the option to repurchase the shares or provide the shares directly to the employee.

The Company made its second ESOP loan payment in December 2016. At September 30, 2017 and December 31, 2016, shares held by the ESOP were as follows:

	September 30, 2017	December 31, 2016
Accrued for allocation to participants	32,465	—
Earned ESOP shares	101,654	101,654
Unearned ESOP shares	465,881	498,346

Total ESOP shares	600,000	600,000

Fair value of unearned shares	$6,731,980	$6,707,737

(10)	COMMITMENTS AND CONTINGENCIES

At September 30, 2017, the Bank had $33.3 million in outstanding commitments on revolving home equity lines of credit, $16.0 million in outstanding commitments on revolving personal lines of credit and $50.9 million in commitments to originate loans and undisbursed commitments on commercial lines of credit of $62.9 million. At September 30, 2017, the Company had $140,000 in standby letters of credit outstanding.

At September 30, 2017, the Company has $38.3 million in time deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year and $73.0 million in time deposits with balances greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2017 and December 31, 2016, the Bank has pledged all eligible 1-4 family first mortgages. At September 30, 2017, the Bank has outstanding borrowings of $31.0 million from the FHLB. A schedule of FHLB borrowings at September 30, 2017 is provided below:

Outstanding Balance	Rate	Maturity
(Dollars in Thousands, Except Percentages)
$ 8,000	1.27%	Overnight
5,000	0.88%	10/06/2017
6,000	1.18%	07/06/2018
7,000	1.55%	01/10/2019
5,000	1.73%	01/10/2020

$ 31,000	1.33%

A schedule of FHLB borrowings at December 31, 2016 is provided below:

Outstanding Balance	Rate	Maturity
(Dollars in Thousands, Except Percentages)
$ 5,000	0.88%	10/06/2017
6,000	1.18%	07/06/2018

$ 11,000	1.04%

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $47.6 million secured by the Bank’s loan portfolio to secure additional municipal deposits. At September 30, 2017, securities with a book value of $39.3 million and a fair market value of $38.1 million were sold under agreements to repurchase from various customers.

The Company is a party to certain ordinary course litigation, and the Company intends to vigorously defend itself in all such matters. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

(11)	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 and December 31, 2016 based on the phase-in provisions of Basel III Capital Rules. Management believes, as of September 30, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are presented below:

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		To be Well Capitalized for Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands, Except Percentages)
As of September 30, 2017
Tier 1 leverage capital to adjusted total assets
Company	$96,428	10.9%	$36,273	4.0%	$45,341	5.0%
Bank	$94,196	10.6%	$35,461	4.0%	$44,326	5.0%
Total capital to risk weighted assets
Company	$101,228	16.3%	$57,354	9.25%	$62,005	10.0%
Bank	$98,995	16.0%	$57,225	9.25%	$61,865	10.0%
Tier 1 capital to risk weighted assets
Company	$96,428	15.6%	$44,953	7.25%	$49,604	8.0%
Bank	$94,196	15.2%	$44,852	7.25%	$49,492	8.0%
Common equity tier 1 capital to risk weighted assets
Company	$96,428	15.6%	$35,653	5.75%	n/a	n/a
Bank	$94,196	15.2%	$35,573	5.75%	$40,213	6.5%
As of December 31, 2016
Tier 1 leverage capital to adjusted total assets
Company	$92,803	10.8%	$34,392	4.0%	$42,990	5.0%
Bank	$91,617	10.7%	$34,315	4.0%	$42,894	5.0%
Total capital to risk weighted assets
Company	$98,915	16.2%	$52,682	8.625%	$61,080	10.0%
Bank	$97,729	16.0%	$52,561	8.625%	$60,941	10.0%
Tier 1 capital to risk weighted assets
Company	$92,803	15.2%	$40,466	6.625%	$48,864	8.0%
Bank	$91,617	15.0%	$40,373	6.625%	$48,753	8.0%
Common equity tier 1 capital to risk weighted assets
Company	$92,803	15.2%	$31,304	5.125%	n/a	n/a
Bank	$91,617	15.0%	$31,232	5.125%	$39,611	6.5%

(12)	Subsequent Event

On May 4, 2017, the Company, its directors, and a former director, were named as defendants in a lawsuit filed in the Court of Chancery in the State of Delaware by Company stockholders, Stilwell Associates, L.P., Stilwell Activist Fund, L.P. and Stilwell Activist Investments, L.P. (collectively, the “Plaintiffs”), concerning the adoption of Article III, Section 13 of the Company’s Amended and Restated Bylaws. The Bylaw concerns qualifications for individuals to serve on the Company’s Board of Directors. The Plaintiffs sought a declaration that the Bylaw was invalid or, in the alternative, a declaration that the Bylaw may not be applied to disqualify an otherwise qualified nominee or Plaintiffs on the basis of said nominee being part of a group acting in concert with one of the Plaintiffs. The Plaintiffs also sought an injunction enjoining the application of the Bylaw to disqualify an otherwise qualified nominee of Plaintiffs on the basis of said nominee being part of a group acting in concert with one of the Plaintiffs and an order declaring that all but one of the Defendants breached their fiduciary duties in adopting the Bylaw. The Plaintiffs did not seek damages. See Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017, which is incorporated herein by reference.

On October 3, 2017, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors adopted amendments to Article III, Section 13 of the Bylaws. See the Company’s Current Report on Form 8-K filed on October 4, 2017, which is incorporated herein by reference.

On October 25, 2017, the Court of Chancery granted the parties’ stipulation regarding dismissal of the lawsuit and dismissed the lawsuit without prejudice, subject to possible consideration of a Fee and Expense Application by the Plaintiffs. On October 26, 2017, the Company disclosed the dismissal in a press release and filing of an SEC Form 8-K.

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

The emphasis of this discussion is a comparison of assets, liabilities and stockholders’ equity as of September 30, 2017 to December 31, 2016, while comparing income and expenses for the three and nine month periods ended September 30, 2017 and September 30, 2016.

All information should be read in conjunction with the Company’s unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

Comparison of Financial Condition at September 30, 2016, and December 31, 2016

At September 30, 2017, total assets were $904.1 million, an increase of $12.6 million compared to December 31, 2016. For the nine month period ended September 30, 2017, the Company’s net loan portfolio has increased $21.1 million, to $625.4 million. To fund the Company’s loan growth, the Company has utilized a combination of FHLB borrowings and the cash flow from our investment portfolio.

At September 30, 2017, deposits declined by $1.7 million to $731.2 million. The decline in deposit accounts is the result of lower levels of both interest bearing checking accounts and non-interest bearing checking accounts. At September 30, 2017, non-interest checking account balances are $128.2 million, representing a decline of $3.0 million compared to December 31, 2016. At September 31, 2017, interest bearing checking accounts totaled $196.3 million, a decline of $13.0 million compared to December 31, 2016. The decline in transaction account balances appears to be the result of increases in short term interest rates, with depositors having more attractive options with other investment products. In response to the decline in transaction accounts, the Company increased its balances of FHLB borrowings and brokered deposits. At September 30, 2017, other time deposits increased $15.7 million to $308.8 million. At September 30, 2017, the balance of FHLB borrowings and brokered deposits were $31.1 million and $60.3 million, respectively, compared to $11.0 million and $33.4 million, respectively at December 31, 2016.

Management anticipates that future loan growth will be funded largely by the recruitment of local time deposits and brokered time deposits. The Company’s investment portfolio may provide additional liquidity. However, a significant portion of the investment portfolio is pledged to municipalities to secure deposits, limiting the Company’s ability to significantly increase our loan to deposit ratio above the current level of 85.5% at September 30, 2017.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2017 and September 30, 2016.

The Company’s net income was $3.5 million for the nine month period ended September 30, 2017, compared to net income of $1.8 million for the nine month period ended September 30, 2016. The improved level of income is largely the result of growth in the average balance of loans, a reduction in the Company’s provision for loan loss expense and a reduction in non-interest expenses. On the last day of September, the Company experienced approximately $13.0 million in payoffs on loans. However, we have made commitments to fund construction loans that are in process that should allow the Company to continue to experience loan growth at current levels in the near future.

The Company’s total interest income for the nine month period ended September 30, 2017 was $25.2 million, compared to $23.8 million for the nine month period ended September 30, 2016. The increase in interest income for the nine month period ended September 30, 2017 compared to September 30, 2016 was largely the result of a $63.3 million increase in the average balance of loans outstanding. The growth in loan balances has occurred due to favorable results in Nashville, Tennessee and in the Kentucky counties of Christian and Fulton. For the nine month period ended September 30, 2017, total interest income on loans was $21.0 million, an increase of $1.8 million compared to the nine month period ended September 30, 2016.

For the nine month period ended September 30, 2017, the Company’s loan growth has largely occurred as a result of an increase in residential and non-residential real estate loans. The growth in residential real estate loans includes both variable and fixed rate loans while the growth in non-residential real estate loans is largely focused on non-owner occupied commercial real estate. At September 30, 2017, approximately 56% of the Company’s non-residential real estate loan portfolio was non-owner occupied. At December 31, 2016, approximately 57.0% of the Company’s non-residential real estate portfolio was non-owner occupied.

	9/30/2017	12/31/2016	Growth
	(Dollars in Thousands)
One to four family first mortgages	$165,926	$147,962	$17,964
Non-residential real estate	$216,056	$182,940	$33,116

For the nine month period ended September 30, 2017, the Company’s fully tax equivalent yield on loans was 4.47%, a decline from 4.55% for the nine month period ended September 30, 2016. The long term trend of decline in loan yields appears to be moderating as loans priced with indexes tied to the Wall Street Journal Prime Rate and One year constant maturity treasury rate begin to reset higher due to rising short term rates. The pricing of new loans remains highly competitive and is not likely to result in a material increase to our loan yields in the near future.

For the nine month period ended September 30, 2017, the improved level of interest income has been partially offset by an increase in interest expense. For the nine month period ended September 30, 2017, the Company’s interest expense on deposits was $3.6 million, representing an increase of $424,000 compared to the nine month period ended September 30, 2016. This increase is largely the result of an increase in the average balances of interest bearing deposits. For the nine month period ended September 30, 2017, the average balance of interest bearing deposits was $622.1 million, representing an increase of $26.2 million compared to the average balance of interest bearing deposits for the nine month period ended September 30, 2016. The total cost of average deposits was 0.64% for the nine month period ended September 30, 2017 and 0.58% for the nine month period ended September 30, 2016. As the Company seeks to continue trends for additional loan growth, we anticipate that we will experience further increases to our deposit expenses largely due to competitive pressures and the anticipated continued increases in short term interest rates.

The average balance of repurchase agreements declined from $44.2 million for the nine months ended September 30, 2016 to $39.6 million for the nine month period ended September 30, 2017. The average balance of FHLB borrowings increased from $12.9 million for the nine months ended September 30, 2016 to $17.2 million for the nine month period ended September 30, 2017.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine month periods ended September 30, 2017 and September 30, 2016. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $394,000 for the nine month period ended September 30, 2017 and $506,000 for the nine month period ended September 30, 2016, for a tax equivalent rate using a cost of funds rate of 0.85% for the nine month period ended September 30, 2017 and 0.80% for the nine month period ended September 30, 2016. The table adjusts tax-free loan income by $40,000 for the nine month period ended September 30, 2017 and $20,000 for the nine month period ended September 30, 2016, for a tax equivalent rate using the same cost of funds rate:

	Average Balance 09/30/2017	Income & Expense 09/30/2017	Average Rates 09/30/2017	Average Balance 09/30/2016	Income & Expense 09/30/2016	Average Rates 09/30/2016
	(Dollars in Thousands, Except Percentages)
Loans	$626,123	$20,999	4.47%	$562,870	$19,195	4.55%
Taxable AFS securities	175,891	3,397	2.58%	194,657	3,544	2.43%
Non-taxable AFS securities	31,941	1,190	4.97%	40,283	1,525	5.05%
Other interest bearing deposits in banks	6,490	62	1.27%	8,168	38	0.62%

Total interest earning assets	840,445	25,648	4.07%	805,978	24,302	4.02%

Other assets	67,884			74,212

Total assets	$908,329			$880,190

Retail time deposits	$255,675	2,032	1.06%	$257,790	1,835	0.95%
Brokered deposits	49,913	454	1.21%	35,853	294	1.09%
Interest bearing checking accounts	217,320	960	0.59%	203,736	888	0.58%
MMDA and savings accounts	99,160	124	0.17%	98,510	129	0.17%
FHLB borrowings	17,222	151	1.17%	12,876	134	1.39%
Repurchase agreements	39,638	352	1.18%	44,186	421	1.27%
Subordinated debentures	10,310	324	4.19%	10,310	287	3.71%

Total interest bearing liabilities	689,238	4,397	0.85%	663,261	3,988	0.80%

Non-interest bearing deposits	126,973			124,788
Other non-interest bearing liabilities	4,257			3,501
Stockholders’ equity	87,861			88,640

Total liabilities and stockholders’ equity	$908,329			$880,190

Net interest income		$21,251			$20,314

Interest rate spread			3.22%			3.22%

Net interest margin		3.37%			3.36%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $421,000 in provision for loan loss was required for the nine month period ended September 30, 2017 compared to a $1.2 million provision for loan loss expense for the nine month period ended September 30, 2016. The lower level of required provision expense for the nine month period ended September 30, 2017 compared to September 30, 2016 is the result of $1.3 million in recoveries on previously charged off loans during the nine month period ended September 30, 2017, a significant decline in the Company’s non-accrual loans and reduced amounts of loans classified as substandard. The Company anticipates a minimal level of provision expense in the next few quarters given the reduction in both non-accrual loans and loan relationships classified as substandard.

Income Taxes. The effective tax rate for the nine month periods ending September 30, 2017 was 22.1% compared to 5.4% for the nine month period ended September 30, 2016. The increase in the Company’s tax rate is due to an increase in taxable net interest income. The Company’s tax rate remains well below the statutory tax rate of 34% due to the relatively high level of tax free income from $31.9 million in tax free municipal bonds and an increase in income from Bank owned life insurance resulting from the receipt of approximately $160,000 in proceeds from the death benefit of a life insurance policy.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and September 30, 2016.

The Company’s net income was $1.4 million for the three month period ended September 30, 2017, compared to net income of $985,000 for the three month period ended September 30, 2016. The improved level of net income for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016 was largely the result of growth in the average balance of loans, an $185,000 reduction in non-interest expenses and a $184,000 decline in the Company’s provision for loan loss expense.

The Company’s total interest income for the three month period ended September 30, 2017 was $8.6 million, compared to $8.0 million for the three month period ended September 30, 2016. The increase in net interest income for the three month period ended September 30, 2017 compared to September 30, 2016 was largely due to the $61.9 million increase in the average balance of loans outstanding.

For the three month period ended September 30, 2017, total interest expense was $1.5 million compared to $1.3 million for the three month period ended September 30, 2016. The increase in interest expense is largely the result of a $27.5 million increase in the average balance of interest bearing deposits used to fund current period loan growth. For the three month period ended September 30, 2017, the cost of average total deposits was 0.65% compared to 0.59% for the three month period ended September 30, 2016.

For the three month period ended September 30, 2017, the Company’s FHLB borrowing expense was $89,000 compared to $33,000 for the three month period ended September 30, 2016 due to a $12.9 million increase in the average balances of FHLB loans outstanding. For the three month periods ended September 30, 2017 and September 30, 2016, the Company’s cost of interest bearing liabilities was 0.89% and 0.80%, respectively. For the three month periods ended September 30, 2017 and September 30, 2016, the Company’s net interest margin was 3.43% and 3.41%, respectively.

The Company anticipates that the current trends in the marketplace, tighter liquidity levels and higher deposit cost, will require the Company to incur higher cost to fund our balance sheet. The immediate benefit of an increase in the New York Prime rate is beneficial. However, we may relinquish a portion of net income improvement to fund our balance sheet.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended September 30, 2017 and September 30, 2016. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three month periods.

Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $115,000 for the three month period ended September 30, 2017 and $162,000 for the three month period ended September 30, 2016, for a tax equivalent rate using a cost of funds rate of 0.89% for the three month period ended September 30, 2017 and 0.80% for the three month period ended September 30, 2016. The table adjusts tax-free loan income by $17,000 for the three month period ended September 30, 2017 and $6,000 for the three month period ended September 30, 2016, for a tax equivalent rate using the same cost of funds rate (Dollars in thousands):

	Average Balance 09/30/2017	Income & Expense 09/30/2017	Average Rates 09/30/2017	Average Balance 09/30/2016	Income & Expense 09/30/2016	Average Rates 09/30/2016
	(Dollars in Thousands, Except Percentages)
Loans	$636,955	$7,277	4.57%	$575,083	$6,575	4.57%
Taxable AFS securities	173,624	1,124	2.59%	185,812	1,099	2.37%
Non-taxable AFS securities	29,090	348	4.78%	38,467	488	5.07%
Other interest bearing deposits in banks	4,351	18	1.65%	5,517	10	0.73%

Total interest earning assets	844,020	8,767	4.15%	804,879	8,172	4.06%

Other assets	64,913			69,248

Total assets	$908,933			$874,127

Retail time deposits	$250,083	690	1.10%	$255,840	617	0.96%
Brokered deposits	54,767	174	1.27%	38,574	107	1.11%
Interest bearing checking accounts	208,940	300	0.57%	191,721	278	0.58%
MMDA and savings accounts	98,895	42	0.17%	99,077	42	0.17%
FHLB borrowings	26,909	89	1.32%	14,022	33	0.94%
Repurchase agreements	37,978	130	1.37%	46,282	139	1.20%
Subordinated debentures	10,310	112	4.35%	10,310	99	3.84%

Total interest bearing liabilities	687,852	1,537	0.89%	655,826	1,315	0.80%

Non-interest bearing deposits	126,039			125,598
Other non-interest bearing liabilities	5,628			3,781
Stockholders’ equity	89,214			88,922

Total liabilities and stockholders’ equity	$908,933			$874,127

Net interest income		$7,230			$6,857

Interest rate spread			3.26%			3.26%

Net interest margin		3.43%			3.41%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $71,000 in provision for loan loss was required for the three month period ended September 30, 2017 compared to a $255,000 provision for loan loss expense for the three month period ended September 30, 2016. In the three month period ended September 30, 2017, the Company recognized a charge off of $2.6 million on a loan relationship of $6.7 million. The charge off of the Company’s largest problem loan relationship has dramatically reduced our level of non-accrual loans and classified assets. The Company anticipates a minimal level of provision expense in the next few quarters given the reduction in both non-accrual loans and loan relationships classified as substandard.

Income Taxes. The effective tax rate for the three month periods ending September 30, 2017 was 25.8% due to an increase in the Company’s taxable net interest income. For the three month period ended September 30, 2016, the Company’s effective tax rate was 4.0% due to very low levels of net income and a relatively higher level of tax free income.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits at reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement. At September 30, 2017, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest Rate	Balance	Maturity
8/16/2016	0.75%	2,153,000	10/16/2017
7/22/2016	0.75%	2,070,000	11/22/2017
10/24/2016	0.80%	964,000	12/24/2017
1/3/2013	1.00%	3,030,000	1/3/2018
1/9/2015	1.20%	2,004,000	1/9/2018
7/10/2017	1.25%	3,320,000	2/10/2018
8/15/2017	1.20%	3,074,000	2/15/2018
8/15/2017	1.15%	2,748,000	2/15/2018
7/29/2016	0.85%	1,887,000	3/29/2018
1/12/2017	1.10%	5,433,000	4/12/2018
2/15/2017	1.10%	4,986,000	5/15/2018
10/24/2016	1.00%	2,149,000	6/24/2018
8/15/2017	1.45%	5,854,000	8/15/2018
1/12/2017	1.25%	5,074,000	9/12/2018
7/10/2017	1.40%	1,079,000	10/10/2018
7/19/2017	1.50%	2,060,000	11/19/2018
2/15/2017	1.30%	4,278,000	12/15/2018
8/16/2016	1.00%	1,008,000	2/19/2019
7/22/2016	1.00%	2,138,000	5/22/2019
7/29/2016	1.05%	2,964,000	7/29/2019
8/16/2016	1.10%	1,978,000	8/16/2019

Total		60,251,000

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

The Company’s analysis at September 30, 2017 indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at September 30, 2017 for the twelve month period ending September 30, 2018 is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars in Thousands)
Net interest income	$28,530	$29,929	$30,950	$31,767	$32,488

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2017.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the nine months ended September 30, 2017 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 4, 2017, the Company, its directors, and a former director, were named as defendants in a lawsuit filed in the Court of Chancery in the State of Delaware by Company stockholders, Stilwell Associates, L.P., Stilwell Activist Fund, L.P. and Stilwell Activist Investments, L.P. (collectively, the “Plaintiffs”), concerning the adoption of Article III, Section 13 of the Company’s Amended and Restated Bylaws. The Bylaw concerns qualifications for individuals to serve on the Company’s Board of Directors. The Plaintiffs sought a declaration that the Bylaw was invalid or, in the alternative, a declaration that the Bylaw may not be applied to disqualify an otherwise qualified nominee or Plaintiffs on the basis of said nominee being part of a group acting in concert with one of the Plaintiffs. The Plaintiffs also sought an injunction enjoining the application of the Bylaw to disqualify an otherwise qualified nominee of Plaintiffs on the basis of said nominee being part of a group acting in concert with one of the Plaintiffs and an order declaring that all but one of the Defendants breached their fiduciary duties in adopting the Bylaw. The Plaintiffs did not seek damages. See Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017, which is incorporated herein by reference.

On October 3, 2017, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors adopted amendments to Article III, Section 13 of the Bylaws. See the Company’s Current Report on Form 8-K filed on October 4, 2017, which is incorporated herein by reference.

On October 25, 2017, the Court of Chancery granted the parties’ stipulation regarding dismissal of the lawsuit and dismissed the lawsuit without prejudice, subject to possible consideration of a Fee and Expense Application by the Plaintiffs. On October 26, 2017, the Company disclosed the dismissal in a press release and filing of an SEC Form 8-K.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

None

(b)	Use of Proceeds.

Not applicable

(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
July 1, 2017 to July 31, 2017	190	$14.25	1,847,457	91,229
August 1, 2017 to August 31, 2017	10,000	$14.05	1,857,457	81,229
September 1, 2017 to September 30, 2017	30,000	$14.23	1,857,457	51,229

Total	40,190	$14.14	1,857,457	51,229

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of September 30, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Condensed Statements of Income for the three and nine month periods ended September 30, 2017 and September 30, 2016 (unaudited), (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the nine month periods ended September 30, 2017 and September 30, 2016 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity, for the nine month periods ended September 30, 2016 and September 30, 2017 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows, for the nine month periods ended September 30, 2017 and September 30, 2016 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 8, 2017	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 8, 2017	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer