Form 10-K
period 2017-12-31
HOPFED BANCORP INC
filed 2018-03-15
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 000-23667

HOPFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1322555
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4155 Lafayette Road, Hopkinsville, KY	42240
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($14.33 per share) at which the stock was sold on June 30, 2017, was approximately $92,177,023. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 6, 2018, 6,635,945 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2017.

Part III:

Portions of the definitive proxy statement for the 2018 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. (the “Corporation”) is a bank holding company which incorporated in the state of Delaware and headquartered in Hopkinsville, Kentucky. The Corporation’s principal business activities are conducted through its wholly-owned subsidiary, Heritage Bank USA, Inc. (the “Bank”), a Kentucky state chartered commercial bank engaged in the business of accepting deposits and providing mortgage, consumer, construction and commercial loans to the general public through its retail banking offices. The Bank’s business activities are primarily limited to western Kentucky and middle and western Tennessee. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (FDIC).

The Bank is a Kentucky commercial chartered bank and is supervised by the Kentucky Department of Financial Institutions (“KDFI”) and the FDIC. Supervision of the Corporation is conducted by the Federal Reserve Bank of Saint Louis (“FED”).

The Bank owns JBMM, LLC, a wholly owned limited liability company which owns and manages the Bank’s foreclosed assets. The Bank owns Heritage Interim Corporation, a Tennessee corporation established to facilitate the acquisition of a bank in Tennessee. The proposed acquisition was terminated in August of 2013. The Bank owns Heritage USA Title, LLC, which sells title insurance to the Bank’s real estate loan customers.

The Bank owns Fort Webb LP, LLC, which owns a limited partnership interest in Fort Webb Elderly Housing LP, LLC, a low income senior citizen housing facility in Bowling Green, Kentucky. The facility offers apartments for rent for those senior citizens who qualify and is managed by the Bowling Green, Kentucky Housing Authority.

A substantial portion of the Bank’s loans are secured by real estate in the western Kentucky and middle and west Tennessee markets. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate ability to collect on a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.

Stock Repurchase Activity

At December 31, 2017, the Company may purchase 300,000 shares of treasury stock under the currently active repurchase program. For the year ended December 31, 2017, the Company purchased 92,224 shares of common stock at a weighted average price of $14.19 per share. At December 31, 2017, the Company owns 1,338,620 shares of the Company’s common stock as treasury stock at a weighted average price of $12.44 per share.

2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan

On March 2, 2015, the Company implemented the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees who are at least 21 years old with at least one year of employment with the Company and/or the Bank. Bank contributions to the ESOP replaced matching and profit sharing contributions to the Heritage Bank 401(k) Plan sponsored by the Bank. All employees of the Company and its subsidiaries meeting the required service requirements participate in the ESOP. The Company’s Board of Directors selected three individuals to serve as trustees.

On March 2, 2015, the ESOP purchased an initial block of 600,000 shares from the Company at a cost of $7,884,000 using the proceeds of the ESOP Loan. In accordance with the ESOP loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP loan. The repayment of the ESOP loan is from discretionary contributions by the Bank to the ESOP and by dividends paid on unearned shares held in the trust over a period ending no later than December 9, 2026. The interest rate on the ESOP Loan is 3.0%. The administrative trustee has custody of the common shares owned by the ESOP. ESOP shares are allocated among participants as the ESOP loan is repaid. The ESOP shares receive dividend payments and dividends on unearned shares are used to make the ESOP loan payment. For the years ended December 31, 2017 and December 31, 2016, the Company incurred compensation expense of $706,000 and $553,000, respectively, to fund the ESOP loan payment. For the years ended December 31, 2017 and December 31, 2016, the Company’s ESOP released 63,798 and 48,067 shares of stock, respectively, to individual employees participating in the plan at December 31, 2017 and December 31, 2016, respectively.

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

At June 30, 2017, the Bank had an 11.6% share of the deposit market in its combined markets. The Bank’s most significant competition for deposits across its entire market area was Community Financial Services Bank with a deposit rate share of 11.4% and Planters Bank of Kentucky with a deposit market share of 10.3%. At June 30, 2017, U.S. Bank N/A held a deposit market share of 8.1%, Branch Bank & Trust of North Carolina and Regions Bank of Birmingham, Alabama each held a market share rate of 6.8%, respectively. In addition, each market contains other community banks that provide competitive products and services within individual markets.

Employees

As of December 31, 2017, the Company and the Bank had 229 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

Limitations on Capital Distributions. The Federal Reserve Bank (FRB) has issued a policy statement on the payment of cash dividends by bank holding companies, which provides that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In a recent Supervisory Letter, the FRB staff has stated that, as a general matter, bank holding companies should eliminate cash dividends if net income available to shareholders for the past four quarters, net of dividends previously paid, is not sufficient to fully fund the dividend. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Regulation of the Company

General. The Company is a bank holding company registered with the FRB. We are subject to examination and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the FRB.

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

General. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the FRB that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations, or both.

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

Regulation of the Bank

General. As a Kentucky-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Kentucky Department of Financial Institutions (“KDFI”) and by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the KDFI, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

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

Under the FDIC’s revised regulatory capital regulations, the Bank is required to meet four minimum capital standards: (1) a “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity Tier 1 (“CET1”) capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. CET1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless an institution has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as CET1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. The Bank and Corporation made the opt-out election.

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

In addition to higher capital requirements, the Basel III capital rule requires banking organizations to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% CET1 capital, 8.5% Tier 1 capital and 10.5% total capital on a fully phased-in basis. The capital conservation buffer at December 31, 2017 is 1.25%.

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

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any savings institution that is not “adequately capitalized” to take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the institution’s activities may be restricted

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount is $250,000. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by June 30, 2020. It is intended that insured institutions with assets of $10 billion or more will fund the increase.

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

Dividends. The KDFI limits the amount of dividends that can be paid by a state chartered commercial bank to its holding company. The limit is established by adding the current year’s net income plus the prior two years net income. The Bank must reduce the amount of accumulated net income over the last two years plus the current year by the amount of dividends paid to the Corporation during the same period of time. At January 1, 2018, the Bank could pay an additional cash dividend of approximately $3.7 million to the Corporation without the prior approval of the KDFI.

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

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2017.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2017.

Bank Secrecy Act. The Bank Secrecy Act (“BSA”), as amended by the USA Patriot Act of 2001 and its related regulations, requires insured depository institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. The bank regulatory agencies have increased the regulatory scrutiny of BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory enforcement action, may be imposed on a financial institution for non-compliance with these requirements.

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

In addition, customer privacy statutes and regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third-parties. These laws require the Bank to provide notice to our customers regarding privacy policies and practices and to give our customers an option to prevent the Company from sharing their non-public personal information with non-affiliated third parties or with our affiliates.

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

We originate commercial real estate loans, construction and development loans, consumer loans, loans secured by farmland, multi-family properties and residential mortgage loans primarily within our market area. Commercial real estate, commercial, farmland, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•	Non-residential Real Estate Loans. Repayment is dependent on income generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.

•	Construction and Land Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phrase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction cost exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of property, or by seizure of collateral.

•	Farmland. Repayment is generally dependent upon the successful operation of the borrower’s farming operation. The typical risks to a farming operation include adverse weather conditions, changes to the operation’s farm insurance subsides, changes in commodity prices, sudden increases in the cost of farm production, sudden changes in the level of worldwide agricultural production and sudden changes in the value of the U.S. Dollar. In addition, the value of collateral securing the loans often fluctuates with the long-term trends of commodity prices, and may rise and fall significantly and may be illiquid in times of declining values. In the last two years, commodity prices have remained exceptionally low, making it difficult for farmers to make a profit despite achieving near record yields.

•	Multi-family Real Estate Loans. Repayment is dependent on rental income generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they may not be fully amortizing over a loan period, but may have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. The success of these relationship is dependent on the operator’s ability to maintain high levels of occupancy, adequately maintain the property and to collect rents when due.

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

The Company relies on dividends from the Bank as a primary source of funds. The Bank’s primary source of funds is customer deposits and cash flows from investment instruments and loan repayments. While scheduled loan repayments are a relatively stable source, they are subject to the ability of the borrowers to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors including:

•	Changes in the economic conditions.

•	Adverse trends or events affecting the business environment.

•	Natural disasters

•	Various other factors.

Cash flows from the investment portfolio may be affected by changes in interest rates, resulting in excessive levels of cash flow during periods of declining interest rates and lower levels of cash flow during periods of rising interest rates. Deposit levels may be affected by a number of factors, including both the national market and local competitive interest rate environment, local and national economic conditions, natural disasters and other various events. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include the FHLB advances, brokered deposits and federal funds lines of credit from correspondent banks. The Company may also pledge investments as collateral to borrow money from third-parties. In certain cases, the Company may sell investment instruments for sizable losses to meet liquidity needs, hurting net income. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity needs.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal agencies, including the KDFI and the FDIC. The Company’s regulatory compliance is costly and certain types of activities, including the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits and locations of offices are subject to regulatory approval and may be limited by regulation. The Company is also subject to regulatory capital rules established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth.

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

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively affect our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Even though the Company’s common stock is currently traded on The NASDAQ National Market, the trading volume in the Company’s common stock has been low and the sale of substantial amounts of its common stock in the public market could depress the price of the Company’s common stock.

The trading volume of the Company’s common stock on The NASDAQ National Market is relatively low when compared with larger companies listed on The NASDAQ National Market or other stock exchanges. Thinly traded stocks, such as the Company’s, can be more volatile than stocks trading in an active public market. Because of this, the Company stockholders may not be able to sell their shares at the volumes, prices, or times they desire.

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

The market price of the Company’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

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

If the interest rates rapidly increase the yield curve continues to flatten, our net interest margin will decline and net income may be negatively impacted.

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the One Year Constant Maturity Treasury, Prime Rate or the London Interbank Offered Rate (LIBOR) the interest margin may be negatively impacted. Management anticipates that the current trend of a flatter yield curve, where short-term rates increase more rapidly than long term rates, will continue. A flatter yield curve will put pressure on the Company’s net interest margin, possible resulting in lower levels of net income.

Holders of HopFed Capital Trust I have rights that are senior to those of the Company’s common shareholders.

The Company has issued trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2017, the Company had outstanding trust preferred securities of $10.3 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of the Company’s dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to the Company’s common shareholders. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our consolidated financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

New capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

In July 2013, the Board of Governors of the Federal Reserve Bank approved the final rule for BASEL III capital requirements for all commercial banks charted in the U.S. Under the final rule, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of CET1 capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% percent to 6.0% percent and includes a minimum leverage ratio of 4.0% for all banking organizations. The transition period for implementation of Basel III was January 1, 2015, through December 31, 2018. At December 31, 2016, the Company met all capital requirements set forth by Basel III as required at the final implementation date of December 31, 2018.

The application of more stringent capital requirements for the Corporation and the Bank may, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term and increase the cost of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

A failure in our operational systems or infrastructure, or those of third-parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third-parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third-parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although we have not experienced a cyber-incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third-party operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber-incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third-party’s systems failing or experiencing attack.

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

The U.S. Army has provided a revised assessment of future staffing cuts that indicates that Fort Campbell may lose a small portion of its active duty military personnel by 2020. The Fort Campbell military installation in the largest employer in the region and a significant reduction in the staffing of the base would have a major negative affect on the economies of Montgomery County, Tennessee and Christian County, Kentucky. The Company has a significant portion of its loan portfolio invested in the area near Fort Campbell.

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

If the Company were to market itself for sale, the presence and actions of an activist may have a negative impact on the sales price of the Company and may discourage some buyers from making an offer.

Our cash availability at the holding company level may limit the Company’s ability to continue to pay a cash dividend to common shareholders and/or repurchase treasury stock.

At December 31, 2017, the Corporation has cash on hand available to pay common dividends and repurchase treasury stock. The Bank may not receive regulatory approval to pay the Corporation a dividend, which would limit the Company’s ability to repurchase treasury stock and to continue to pay a cash dividend to common shareholders.

Extreme weather could disrupt our operations and may negatively affect our profitability.

Some of our operations are located in areas that are susceptible to earthquakes, tornados and other forms of extreme weather. Such weather events could disrupt our operations and have a material adverse effect on our overall operating results of operations. Further, an extreme weather event in any of our market areas could make it more difficult for borrowers to make timely loan payments may reduce the value of collateral used to secured loans.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

Our consolidated results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or federal funds rate on bank borrowing and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we are unable to predict future changes in interest rates, deposit levels, loan demand or our business and earnings. Market interest rates and the economy market be negatively influenced by terrorist attacks and political actions.

Technological changes in the banking and financial services industries may negatively impact our results of operations and our ability to compete.

The banking and financial services industries are undergoing rapid changes with frequent introductions of new technology-driven products and services. The use of technology enhances the level of service to customers and may improve the efficiencies and reduce expenses. To remain competitive, financial institutions must continuously evaluate changing consumer preferences with engage those technologies in a cost effective manner. Our future success will depend, in part, on our ability to use the correct technology that will allow the Company to meet the current and future needs of our customer base. Failure to do so may leave the Company in a competitive disadvantage and result in a loss of customer business. The Company’s competition may have greater resources to invest in technology, which may place the Company at a competitive disadvantage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2017:

				Approximate
	Year Opened	Owned or Leased	Book Value (1)	Square Footage of Office
	(In thousands)
Main Office:
4155 Lafayette Road
Hopkinsville, Kentucky	2006	Owned	$3,939	24,072
Branch Offices:
2700 Fort Campbell Boulevard
Hopkinsville, Kentucky	1995	Owned	$1,090	17,625
Downtown Branch Office
605 South Virginia Street
Hopkinsville, Kentucky	1997	Owned	$154	756
Murray South Office
210 N. 12th Street
Murray, Kentucky	2003	Owned	$1,435	5,600
Murray North Office
1601 North 12th Street
Murray, Kentucky	2007	Owned	$1,017	3,400
Cadiz Branch Office
352 Main Street
Cadiz, Kentucky	1998	Owned	$321	2,200
Elkton Branch Office
536 W. Main Street
Elkton, Kentucky	1976	Owned	$90	3,400
Benton Branch Office
105 W. 5th Street
Benton, Kentucky	2003	Owned	$261	4,800
Benton Branch Office
660 Main Street
Benton, Kentucky	2015	Owned	$3,430	7,413
Calvert City Office
35 Oak Plaza Drive
Calvert City, Kentucky	2003	Owned	$949	3,400
Carr Plaza Office
607 N. Highland Drive
Fulton, Kentucky	2002	Owned	$169	800
Lake Street Office
306 Lake Street
Fulton, Kentucky	2002	Leased	$845	400
Nashville Loan Production Office
3200 West End Avenue, Suite 500
Nashville, Tennessee	2014	Leased	$1	3,200
Clarksville Main Street
322 Main Street
Clarksville, Tennessee	2007	Owned	$1,287	10,000
Brentwood Loan Production Office
214 Overlook Circle, Suite 105
Brentwood, Tennessee	2016	Leased	$78	1,800
Trenton Road Branch
3845 Trenton Road
Clarksville, Tennessee	2006	Owned	$2,126	3,362
Madison Street Office
2185 Madison Street
Clarksville, Tennessee	2007	Owned	$1,274	3,950
Houston County Office
1102 West Main Street
Erin, Tennessee	2006	Owned	$471	2,390
Ashland City Office
108 Cumberland Street
Ashland City, Tennessee	2006	Owned	$1,354	7,058
Pleasant View Office
2556 Highway 49 East
Pleasant View, Tennessee	2006	Owned	$795	2,433
Kingston Springs Office
104 West Kingston Springs Road
Kingston Springs, Tennessee	2006	Owned	$1,614	9,780

Total			$22,700

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to various legal proceedings incident to its business. During 2017, the Company was sued by a shareholder and is subject to a shareholder demand letter. The shareholder lawsuit was dismissed in October 2017. However, the Plaintiff sought reimbursement for legal fees to which the Company filed an objection. On February 7, 2018, the Court of Chancery of the State of Delaware ordered the Company to reimburse the Plaintiff for legal fees totaling $610,000. The reimbursement of legal fees was recognized as an expense for 2017.

ITEM 4.	MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.04 per share was declared in all four quarters of 2016 and the first quarter of 2017. A cash dividend of $0.05 per share was declared in the second, third and fourth quarters of 2017. The high and low price range of the Company’s common stock for 2017 and 2016 is set forth below:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low
First Quarter	$15.45	$13.18	$12.03	$11.39
Second Quarter	$15.23	$14.20	$12.40	$10.85
Third Quarter	$14.74	$13.51	$11.94	$11.20
Fourth Quarter	$14.74	$13.63	$14.01	$11.05

At February 28, 2018, the Company estimates that is has approximately 1,100 shareholders, with approximately 700 reported in the name of the shareholder and the remainder recorded in street name.

At December 31, 2017, the Company has 1,338,360 shares of common treasury stock and has an active repurchase plan in which we may purchase up to 300,000 shares of our common stock on the open market or in negotiated transactions.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three month period ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximium Number of Shares that Yet may be Purchased Under the Program at the end of the period
October 1, 2017, to October 31, 2017	15,903	$14.30	1,903,360	35,326
November 1, 2017, to November 30, 2017	15,000	$14.13	1,918,360	330,326
December 1, 2017, to December 31, 2017	20,000	$14.25	1,938,360	300,000

Total	50,903	$14.23	1,938,360	300,000

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

The information set forth under the caption “Selected Financial Information and Other Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2017 (Exhibit No. 13.1) is incorporated herein by reference. See Note 13 of Notes of Consolidated Financial Statements, which is incorporated herein by reference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2017 (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in the Company’s Annual Report to Stockholders for the year ended December 31, 2017 (Exhibit No. 13.1) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements together with the related notes and the report of Carr, Riggs & Ingram, LLC, independent registered public accounting firm, all as set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2017 (Exhibit No. 13.1) are incorporated herein by reference.

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

Management Report on Internal Control

The management of HopFed Bancorp, Inc. and its subsidiaries (collectively referred to as the “Company”) is responsible for the preparation, integrity and fair presentation of published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America over financial reporting (“U.S. GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for financial presentations in conformity with U.S. GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and included those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017.

Carr, Riggs & Ingram, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Date: March 15, 2018	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HopFed Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HopFed Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 3017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Carr, Riggs & Ingram, LLC

We have served as the Company’s auditor since 2000.

Nashville, Tennessee

March 15, 2018

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding directors of the Company is omitted from this Report as the Company will file a definitive proxy statement (the “Proxy Statement”) not later than 120 days after December 31, 2017 and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K

Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2017 and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding audit committee financial expert compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2017 and the information contained therein under “Committees of the Board of Directors” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2017 and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2017 and the information included therein under “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is omitted from this Report as the Company will file the Proxy Statement, not later than 120 days after December 31, 2017 and the information included therein under “Proposal I — Election of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from this report as the Company will file the Proxy Statement not later than 120 days after December 31, 2017, and the information included therein under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2017, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets—December 31, 2017 and December 31, 2016.

3.	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

7.	Notes to Consolidated Financial Statements.

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

Exhibit No.  99.1 Stock Purchase Agreement with Maltese Capital Management. Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on 8-K dated February  2, 2015 (filed February 3, 2015)

Exhibit No.  13.1. Annual Report to Stockholders. Except for those portions of the Annual Report to Stockholders for the year ended December  31, 2017, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

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

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the years ended December 31, 2017 and December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of December 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, respectively (iii) Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015, respectively (iv) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2017, 2016 and 2015 respectively, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 15, 2018	By:	(signed) John E. Peck
John E. Peck
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) John E. Peck	March 15, 2018
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

(signed) Billy C. Duvall	March 15, 2018
Billy C. Duvall
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(signed) Dr. Harry J. Dempsey	March 15, 2018
Dr. Harry J. Dempsey
Chairman of the Board

(signed) Steve Hunt	March 15, 2018
Steve Hunt
Vice-Chairman of the Board

(signed) Michael Woolfolk	March 15, 2018
Michael Woolfolk
Director, Board Secretary and Executive Vice
President and Chief Operating Officer

(signed) Dr. Thomas I. Miller	March 15, 2018
Dr. Thomas I. Miller
Director

(signed) Ted Kinsey	March 15, 2018
Ted Kinsey
Director

(signed) Clay Smith	March 15, 2018
Clay Smith
Director

(signed) Richard Perkins	March 15, 2018
Richard Perkins
Director