Form 10-K/A
period 2017-12-31
HOPFED BANCORP INC
filed 2018-03-23
CIK 1041550

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

Explanatory Note

HopFed Bancorp, Inc., (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally Filed on March 15, 2018 (the “Original 10-K”) to correct typographical errors found in the Original 10-K. Specifically, the Report of Independent Registered Public Accounting Firm included an incorrect date for the auditor’s work. The Company also corrected an additional typographical error on a date in the “Rate Volume Analysis” under Management’s Discussion and Analysis in Exhibit 13.1.

This Amendment No. 1 amends Item 15, Exhibit 23.1, Exhibit 31.1, Exhibit 31.2 and Page 23 only. Except as described above, no changes have been made to the Original 10-K and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other disclosures presented in the Original 10-K. This Amendment No. 1 should be read in conjunction with the Original 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HopFed Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HopFed Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 22, 2018	By:	(signed) John E. Peck
John E. Peck
President and
Chief Executive Officer