Form 10-Q
period 2018-03-31
HOPFED BANCORP INC
filed 2018-05-09
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the Registrant had outstanding 6,648,221 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Cash and due from banks	$18,472	37,965
Interest-bearing deposits in banks	3,149	7,111

Cash and cash equivalents	21,621	45,076
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	180,212	184,791
Loans held for sale	2,706	1,539
Loans receivable, net of allowance for loan losses of $4,654 at March 31, 2018 and $4,826 at December 31, 2017	660,524	637,102
Accrued interest receivable	3,212	3,589
Foreclosed assets, net	3,329	3,369
Bank owned life insurance	10,439	10,368
Premises and equipment, net	22,619	22,700
Deferred tax assets	2,127	1,764
Other assets	2,748	2,784

Total assets	$913,965	917,510

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing accounts	$139,093	136,197
Interest-bearing accounts
Checking accounts	219,483	208,496
Savings and money market accounts	101,153	104,347
Other time deposits	287,077	304,969

Total deposits	746,806	754,009

Advances from Federal Home Loan Bank	25,000	23,000
Repurchase agreements	41,792	38,353
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	780	808
Accrued expenses and other liabilities	2,524	3,618

Total liabilities	827,212	830,098

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,988,983 issued and 6,648,589 outstanding at March 31, 2018 and 7,976,131 issued and 6,637,711 outstanding at December 31, 2017	80	80
Additional paid-in-capital	58,875	58,825
Retained earnings	51,957	51,162
Treasury stock, at cost (1,340,394 shares at March 31, 2018 and 1,338,360 shares at December 31, 2017)	(16,684)	(16,655)
Unearned Employee Stock Ownership Plan (“ESOP”) shares, at cost (423,675 shares at March 31, 2018 and 434,548 share at December 31, 2017)	(5,758)	(5,901)
Accumulated other comprehensive income	(1,717)	(99)

Total stockholders’ equity	86,753	87,412

Total liabilities and stockholders’ equity	$913,965	917,510

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2018	2017
Interest and dividend income:
Loans	7,477	6,736
Investment in securities, taxable	1,079	1,118
Nontaxable securities available for sale	213	283
Interest-bearing deposits	29	23

Total interest and dividend income	8,798	8,160

Interest expense:
Deposits	1,244	1,167
FHLB borrowings	92	32
Repurchase agreements	154	103
Subordinated debentures	122	104

Total interest expense	1,612	1,406

Net interest income	7,186	6,754
Provision for loan losses	68	291

Net interest income after provision for loan losses	7,118	6,463

Non-interest income:
Service charges	706	804
Merchant card	308	302
Mortgage origination revenue	319	334
Gain on sale of securities	27	2
Income from bank owned life insurance	71	235
Income from financial services	138	140
Other operating income	175	479

Total non-interest income	1,744	2,296

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2018	2017
Non-interest expenses:
Salaries and benefits	4,117	4,236
Occupancy	782	775
Data processing	784	764
State deposit tax	169	231
Professional services	466	348
Advertising	308	381
Foreclosure, net	(6)	108
Other	920	846

Total non-interest expense	7,540	7,689

Income before income tax expense	1,322	1,070
Income tax expense	196	135

Net income	1,126	935

Earnings per share:
Basic	$0.18	$0.15

Diluted	$0.18	$0.15

Dividend per share	$0.05	$0.04

Weighted average shares outstanding - basic	6,188,413	6,218,706

Weighted average shares outstanding - diluted	6,188,413	6,218,706

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2018	2017
Net income	$1,126	935
Other comprehensive income, net of tax:
Unrealized gain (loss) on non-other than temporary impaired investment securities available for sale, net of taxes of $486 and ($121) for the three month periods ended March 31, 2018 and March 31, 2017, respectively.	(1,830)	235
Unrealized gain (loss) on OTTI securities, net of taxes of ($61) and $29 for the three month periods ended March 31, 2018 and March 31, 2017.	233	(57)
Reclassification adjustment for gains included in net income, net of taxes of $6 and $1 for the three month periods ended March 31, 2018 and March 31, 2017, respectively.	(21)	(1)

Total other comprehensive income (loss)	(1,618)	177

Comprehensive income (loss)	($492)	1,112

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statement of Stockholders’ Equity

For the Three Month Period Ended March 31, 2018

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Common Treasury Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2017	6,637,771	$80	58,825	51,162	(16,655)	(5,901)	(99)	87,412
Restricted stock awards	12,852	—	—	—	—	—	—	—
Net income	—	—	—	1,126	—	—	—	1,126
Repurchase of treasury stock	(2,034)	—	—	—	(29)	—	—	(29)
ESOP shares committed to be released	—	—	—	—	—	143	—	143
Change in price of ESOP shares	—	—	20	—	—	—	—	20
Compensation expense, restricted stock awards	—	—	30	—	—	—	—	30
Net change in unrealized gain on securities available for sale, net of income taxes of $431	—	—	—	—	—	—	(1,618)	(1,618)
Cash dividend declared to common shareholders	—	—	—	(331)	—	—	—	(331)

Balance March 31, 2018	6,648,589	$80	58,875	51,957	(16,684)	(5,758)	(1,717)	86,753

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended March 31,
	2018	2017
Cash flows from operating activities:

Net cash provided by operating activities	$960	3,180

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	7,013	15,598
Purchase of securities available for sale	(4,210)	(13,728)
Net increase in loans	(24,922)	(11,528)
Proceeds from sale of foreclosed assets	78	329
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(222)	(70)

Net cash used in investing activities	(22,263)	(9,399)

Cash flows from financing activities:
Net increase in demand deposits	10,689	14,100
Net (decrease) increase in time and other deposits	(17,892)	18,761
(Decrease) increase in advances from borrowers for taxes and insurance	(28)	101
Advances from Federal Home Loan Bank	12,000	22,000
Repayment of advances from Federal Home Loan Bank	(10,000)	(22,000)
Net increase (decrease) in repurchase agreements	3,439	(2,163)
Cash used to repurchase treasury stock	(29)	(9)
Dividends paid on common stock	(331)	(249)

Net cash provided by (used in) financing activities	(2,152)	30,541

Increase (decrease) in cash and cash equivalents	(23,455)	24,322
Cash and cash equivalents, beginning of period	45,076	25,749

Cash and cash equivalents, end of period	$21,621	$50,071

Supplemental disclosures of cash flow information:
Interest paid	1,640	1,396

Income taxes paid	—	—

Supplemental disclosures of non-cash investing and financing activities:
Loans charged off	275	239

Foreclosures of loans during period	25	43

Net unrealized gains (losses) on investment securities classified as available for sale	(2,049)	268

Increase (decrease) in deferred tax asset related to unrealized gains losses investments	431	(91)

Dividends declared and payable	353	288

Issuance of restricted common stock	145	—

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements include the accounts of HopFed Bancorp, Inc. (the “Corporation” or “HopFed”) and its subsidiaries (collectively, the “Company”). The Corporation is a parent holding company of Heritage Bank USA, Inc. (the “Bank”). The Banks owns JBMM, LLC, a wholly owned, limited liability company, which owns and manages the Bank’s foreclosed assets. The Bank also owns Heritage USA Title, LLC, which sells title insurance to the Bank’s real estate loan customers. The Bank owns Fort Webb LP, LLC, which owns a limited partnership interest in Fort Webb Elderly Housing LLLP, a low income senior citizen housing facility in Bowling Green, Kentucky. All significant intercompany accounts have been eliminated.

The Bank is a Kentucky commercial bank regulated by the Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). HopFed Bancorp is regulated by the Federal Reserve Bank of Saint Louis (“FED”).

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 2018 are not necessarily indicative of results that may be expected the entire fiscal year ending December 31, 2018.

The accompanying unaudited interim consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2017 Consolidated Financial Statements.

(2)    EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common stock shares outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. For the three month periods ended March 31, 2018 and March 31, 2017, the Company has excluded all unearned shares held by the ESOP.

	For the three month Periods Ended March 31,
	2018	2017
Basic EPS:
Net income	$1,126,000	$935,000
Average common shares outstanding	6,188,413	6,218,706

Earnings per share	$0.18	$0.15

Diluted EPS
Net income	$1,126,000	$935,000
Average common shares outstanding	6,188,413	6,218,706
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,188,413	6,218,706

Earnings per share, diluted	$0.18	$0.15

(3)    SECURITIES

The carrying amount of securities and their estimated fair values at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	$81,263	241	(1,358)	80,146
Taxable municipal bonds	1,277	1	(5)	1,273
Tax free municipal bonds	26,412	441	(185)	26,668
Trust preferred securities	1,655	325	—	1,980
Mortgage backed securities	71,772	113	(1,740)	70,145

	$182,379	1,121	(3,288)	180,212

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	84,210	536	(653)	84,093
Taxable municipal bonds	1,279	5	(1)	1,283
Tax free municipal bonds	26,412	637	(83)	26,966
Trust preferred securities	1,650	35	—	1,685
Mortgage-backed securities	71,389	201	(826)	70,764

	$184,940	1,414	(1,563)	184,791

The scheduled maturities of debt securities available for sale at March 31, 2018 were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$3,103	$3,123
Due in one to five years	29,802	29,394
Due in five to ten years	16,013	15,885
Due after ten years	7,226	7,643

	56,144	56,045
Amortizing agency bonds	54,463	54,022
Mortgage-backed securities	71,772	70,145

Total securities available for sale	$182,379	$180,212

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2018 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$50,671	(1,046)	10,343	(312)	61,014	(1,358)
Taxable municipal bonds	515	(5)	—	—	515	(5)
Tax free municipal bonds	6,810	(140)	900	(45)	7,710	(185)
Mortgage-backed securities	43,853	(976)	20,975	(764)	64,828	(1,740)

Total available for sale	$101,849	(2,167)	32,218	(1,121)	134,067	(3,288)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2017 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$41,501	(431)	9,846	(222)	51,347	(653)
Taxable municipal bonds	521	(1)	—	—	521	(1)
Tax free municipal bonds	4,860	(51)	913	(32)	5,773	(83)
Mortgage-backed securities	40,441	(289)	21,566	(537)	62,007	(826)

Total available for sale	$87,323	(772)	32,325	(791)	119,648	(1,563)

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

At March 31, 2018, the Company has 98 securities with unrealized losses. The losses for all securities are considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and are not related to the credit worthiness of the issuers. Furthermore, the Company has the intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2018.

At March 31, 2018 and December 31, 2017, securities with a book value of approximately $113.3 million and $119.8 million and a market value of approximately $113.8 million and $118.0 million, respectively, were pledged to various municipalities for deposits in excess of FDIC limits as required by law. At March 31, 2018 and December 31, 2017, securities with a market value of $41.8 million and $38.4 million, respectively, were sold to customers as part of overnight repurchase agreements.

(4)    LOANS

The Company uses the following loan segments as described below:

•	One-to-four family first mortgages are closed-end loans secured by residential housing. Loans may be either owner or non-owner occupied properties. If the loan is owner-occupied, the loan is analyzed and under-written as a consumer loan. Loan terms may be up to 30 years.

•	Home equity lines of credit may be first or second mortgages secured by one-to-four family properties. Home equity loans carry a variable rate and typically are open ended for a period not to exceed ten years with a fifteen year final maturity. Loans secured by home equity lines of credit are under-written under the Company’s consumer loan guidelines.

•	Junior liens are closed-end loans secured by one-to-four family residences with a fixed or variable rate. Typically, the collateral for these loans are owner occupied units with a subordinate lien. Loans secured by junior liens are under-written under the Company’s consumer loan guidelines.

•	Multi-family loans are closed-end loans secured by residential housing with five or more units in a single building. Multi-family loans may carry a variable rate of interest or the interest rate on the loan is a fixed rate (usually five years). After the initial fixed rate period, the loan reverts to a variable rate or has balloon maturity. Multi-family loans have amortization terms of up to twenty years and are under-written under the Company’s commercial loan underwriting guidelines.

•	Constructions loans may consist of residential or commercial properties and carry a fixed or variable rate for the term of the construction period. Construction loans have a maturity of between twelve and twenty-four months depending on the type of property. After the construction period, loans are amortized over a twenty-year period. All construction loans are under written under the Company’s commercial loan underwriting guidelines for the type of property being constructed.

•	Land loans consist of properties currently under development, land held for future development and land held for recreational purposes. Land loans used for recreational purposes are amortized for twenty years and typically carry a fixed rate of interest for one-to-five years with a balloon maturity or floating rate period to follow and are under-written under the Company’s commercial loan underwriting guidelines.

•	Loans classified as farmland by the Company include properties that are used exclusively for the production of grain, livestock, poultry or swine. Loans secured by farmland have a maturity of up to twenty years and carry a fixed rate of interest for five to ten years. Loans secured by farmland are under-written under the Company’s commercial loan underwriting guidelines.

•	Non-residential real estate loans are secured by commercial real estate properties and may be either owner or non-owner occupied. The loans typically have a twenty year maturity and may be fixed for a period of five to ten years. After the initial fixed rate period, the note will either revert to a one year adjustable rate loan or have a balloon maturity. Loans secured by non-residential real estate are under-written under the Company’s commercial loan underwriting standards.

•	The Company originates secured and unsecured consumer loans. Collateral for consumer loans may include deposits, brokerage accounts, automobiles and other personal items. Consumer loans are typically fixed for a term of one to five years and are under-written using the Company’s consumer loan policy.

•	The Company originates unsecured and secured commercial loans. Secured commercial loans may have business inventory, accounts receivable and equipment as collateral. The typical customer may include all forms of manufacturing, retail and wholesale sales, professional services and various forms of agri-business interest. Commercial loans may be fixed or variable rate and typically have terms between one and five years.

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Real estate loans:
One-to-four family first mortgages	$167,947	$163,565
Home equity lines of credit	34,261	35,697
Junior liens	1,181	1,184
Multi-family	37,977	37,445
Construction	40,484	30,246
Land	9,096	14,873
Non-residential real estate	234,900	224,952
Farmland	34,830	36,851

Total mortgage loans	560,676	544,813
Consumer loans	8,514	8,620
Commercial loans	96,527	88,938

Total other loans	105,041	97,558

Total loans	665,717	642,371
Deferred loan fees, net of cost	(539)	(443)
Less allowance for loan losses	(4,654)	(4,826)

Total loans, net	$660,524	$637,102

Although the Company has a diversified loan portfolio, 84.2% and 84.8% of the portfolio was concentrated in loans secured by real estate at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the majority of these loans are located within the Company’s general operating area.

Risk Grade Classifications

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

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three month period ended March 31, 2018:

	Balance 12/31/2017	Charge off 2018	Recovery 2018	Provision 2018	Ending Balance 12/31/2017
One-to-four family mortgages	747	(6)	3	68	812
Home equity line of credit	189	—	2	(2)	189
Junior liens	5	—	—	1	6
Multi-family	314	—	—	1	315
Construction	161	—	—	95	256
Land	1,223	—	—	(520)	703
Non-residential real estate	789	—	4	66	859
Farmland	367	—	1	29	397
Consumer loans	184	(69)	23	94	232
Commercial loans	847	(200)	2	236	885

	4,826	(275)	35	68	4,654

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2017:

	Balance 12/31/2016	Charge offs 2017	Recoveries 2017	Provision 2017	Ending Balance 12/31/2017
	(Dollars in Thousands)
One-to-four family mortgages	$852	(66)	13	(52)	747
Home equity line of credit	260	—	12	(83)	189
Junior liens	8	—	4	(7)	5
Multi-family	412	—	417	(515)	314
Construction	277	—	—	(116)	161
Land	1,760	(2,608)	559	1,512	1,223
Farmland	778	—	10	(421)	367
Non-residential real estate	964	—	16	(191)	789
Consumer loans	208	(261)	87	150	184
Commercial loans	593	(224)	278	200	847

Total	$6,112	(3,159)	1,396	477	4,826

The table below presents past due and non-accrual balances, excluding loan fees of $539,000, at March 31, 2018 by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Past due more than 90 days and Accruing	Non-accrual Loans	Special Mention	Substandard	Total
	(Dollars in Thousands)
One-to-four family mortgages	166,672	162		521	104	488	167,947
Home equity line of credit	33,706	—	—	530	—	25	34,261
Junior liens	1,177	—	—	4	—	—	1,181
Multi-family	37,977	—	—	—	—	—	37,977
Construction	39,939	—	—	—	—	545	40,484
Land	8,659	—	—	40	397	—	9,096
Non-residential real estate	226,036	206	—	—	1,370	7,288	234,900
Farmland	33,438	—	—	111	1,281	—	34,830
Consumer loans	8,038	39	—	2	0	435	8,514
Commercial loans	91,025	25	—	796	1,339	3,342	96,527

Total	646,667	432	—	2,004	4,491	12,123	665,717

The table below presents past due and non-accrual balances, excluding loan fees of $443,000, at December 31, 2017 by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Past due more than 90 days and Accruing	Non-accrual Loans	Special Mention	Substandard	Total
			(Dollars in Thousands)
One-to-four family mortgages	$162,724	181	88	266	—	306	163,565
Home equity line of credit	35,285	—	—	402	—	10	35,697
Junior liens	1,180	—	—	4	—	—	1,184
Multi-family	37,445	—	—	—	—	—	37,445
Construction	30,246	—	—	—	—	—	30,246
Land	14,322	—	—	40	—	511	14,873
Non-residential real estate	216,692	209	—	—	979	7,072	224,952
Farmland	35,253	—	—	111	1,147	340	36,851
Consumer loans	8,373	3	—	3	—	241	8,620
Commercial loans	83,892	—	—	459	3,572	1,015	88,938

Total	$625,412	393	88	1,285	5,698	9,495	642,371

At March 31, 2018, there were no loans more than 90 days past due and accruing interest. At December 31, 2017, there were $88,000 in loans more than 90 days past due accruing interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2018 and December 31, 2017 by portfolio segment and based on the impairment method.

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
March 31, 2018:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$86	—	1	—	109	196
Collectively evaluated for impairment	799	959	1,570	1,007	123	4,458

Total ending allowance balance	$885	959	1,571	1,007	232	4,654

Loans:
Loans individually evaluated for impairment	$3,823	505	5,439	252	434	10,453
Loans collectively evaluated for impairment	92,704	49,075	302,268	203,137	8,080	655,264

Total ending loans balance	$96,527	49,580	307,707	203,389	8,514	665,717

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
December 31, 2017:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$233	—	2	—	54	289
Collectively evaluated for impairment	614	1,384	1,468	941	130	4,537

Total ending allowance balance	$847	1,384	1,470	941	184	4,826

Loans:
Loans individually evaluated for impairment	$1,416	515	7,532	257	217	9,937
Loans collectively evaluated for impairment	87,522	44,604	291,716	200,189	8,403	632,434

Total ending loans balance	$88,938	45,119	299,248	200,446	8,620	642,371

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

Loans by classification type and credit risk indicator at March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$166,937	—	1,010	—	167,947
Home equity line of credit	33,706	—	555	—	34,261
Junior liens	1,181	—	—	—	1,181
Multi-family	37,977	—	—	—	37,977
Construction	40,484	—	—	—	40,484
Land	8,154	397	545	—	9,096
Non-residential real estate	226,242	1,370	7,288	—	234,900
Farmland	33,438	1,281	111	—	34,830
Consumer loans	8,076	—	438	—	8,514
Commercial loans	90,949	1,443	4,135	—	96,527

Total	$647,144	4,491	14,082	—	665,717

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$162,993	—	572	—	163,565
Home equity line of credit	35,285	—	412	—	35,697
Junior liens	1,184	—	—	—	1,184
Multi-family	37,445	—	—	—	37,445
Construction	30,246	—	—	—	30,246
Land	14,318	—	555	—	14,873
Non-residential real estate	216,901	979	7,072	—	224,952
Farmland	35,253	1,147	451	—	36,851
Consumer loans	8,376	—	244	—	8,620
Commercial loans	83,892	3,572	1,474	—	88,938

Total	$625,893	5,698	10,780	—	642,371

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2018 were as follows:

	At March 31, 2018			For the three month period ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$1,010	1,010	—	634	13
Home equity line of credit	555	555	—	278	6
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	545	545	—	530	9
Non-residential real estate	7,287	7,287	—	7,187	77
Farmland	111	111	—	278	—
Consumer loans	4	4	—	2	—
Commercial loans	3,996	4,196	—	2,436	61

Total	13,508	13,708	—	11,345	166

Impaired loans with a specific allowance
One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Non-residential real estate	1	1	1	2	—
Farmland	—	—	—	—	—
Consumer loans	434	434	109	326	—
Commercial loans	139	139	86	340	—

Total	574	574	196	668	—

Total	$14,082	14,282	196	12,013	166

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2017 were as follows:

	At December 31, 2017			For the year ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$257	257	—	1,235	35
Home equity line of credit	—	—	—	447	26
Junior liens	—	—	—	6	—
Multi-family	—	—	—	1,135	—
Construction	—	—	—	—	—
Land	515	515	—	837	44
Non-residential real estate	7,086	7,086	—	8,979	395
Farmland	444	444	—	1,094	35
Consumer loans	—	—	—	8	2
Commercial loans	875	875	—	1,571	46

Total	9,177	9,177	—	15,312	583

Impaired loans with a specific allowance
One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	4,006	—
Non-residential real estate	2	2	2	88	2
Farmland	—	—	—	195	—
Consumer loans	217	217	54	248	—
Commercial loans	541	541	233	479	13

Total	760	760	289	5,016	15

Total impaired loans	$9,937	9,937	289	20,328	598

At March 31, 2018 and December 31, 2017, non-accrual loans totaled $2.0 million and $1.3 million, respectively. All non-accrual loans with the exception of one junior lien loan are classified as substandard. At March 31, 2018, the Company is not obligated to lend additional funds to borrowers who have been placed in non-accrual status. There are no loans accruing interest that are past due more than 90 days at March 31, 2018. At December 31, 2017, there was one loan, totaling $88,000 that was past due more than 90 days and accruing interest. At March 31, 2018 and December 31, 2017, the Company’s balances in non-accrual loans by loan type is as follows:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
One-to-four family mortgages	521	266
Home equity line of credit	530	402
Junior Lien	4	4
Land	40	40
Farmland	111	111
Non-residential real estate	—	—
Consumer loans	2	3
Commercial loans	796	459

Total non-accrual loans	2,004	1,285

The following table provides the number of loans remaining in each category as of March 31, 2018 and December 31, 2017 that the Company had previously modified in a TDR:

	Number of Loans	Pre-Modification Outstanding Record Investment	Post Modification Outstanding Record Investment, net of related allowance
March 31, 2018
Non-residential real estate	2	$3,163,435	3,163,435
Commercial	1	91,683	91,683

December 31, 2017
Non-residential real estate	2	3,163,435	3,163,435

For the three month period ended March 31, 2018, the Company identified one additional commercial loan as a TDR. The loan is secured by equipment and inventory. The TDR classification is the result of the borrower’s declining financial condition, prompting the Company to lengthen the amortization period of the loan to twelve years. The length of the current amortization period is outside of our loan policy and results in a TDR classification. The loan has a one year balloon feature and the borrower’s financial condition will be re-evaluated at that time. There were no loans as of March 31, 2018 that have been modified as TDRs and that subsequently defaulted within twelve months on their modified terms. At March 31, 2018, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR.

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

For the three month period ended March 31, 2018, the Company’s activity in foreclosed property included the following:

	Balance	Activity During 2018		Reduction	Gain (Loss)	Balance
	12/31/2017	Foreclosure	Sales	in Values	on Sale	3/31/2018
	(Dollars in Thousands)
One-to-four family mortgages	$169	25	(78)	—	13	$129
Land	3,200	—	—	—	—	3,200

Total	$3,369	25	(78)	—	13	$3,329

The Company’s activity in foreclosed assets for the twelve month period ended December 31, 2017 is as follows:

	Balance 12/31/2016	Activity During 2017		Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2017
		Foreclosure	Sales
		(Dollars in Thousands)
One-to-four family mortgages	$135	1,069	(1,182)	—	147	$169
HELOC	28	—	(18)	(10)	—	—
Land	—	3,200	—	—	—	3,200
Multi-family	1,775	—	(1,761)	—	(14)	—
Non-residential	459	43	(500)	—	(2)	—

Total	$2,397	4,312	(3,461)	(10)	131	$3,369

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at March 31, 2018 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 3/31/2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	$80,146	—	80,146	—
Taxable municipals	26,668	—	26,668	—
Tax-free municipals	1,273	—	1,273	—
Trust preferred securities	1,980	—	—	1,980
Mortgage backed securities	70,145	—	70,145	—

Total	$180,212	—	178,232	1,980

The assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 12/31/2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	84,093	—	84,093	—
Taxable municipals	1,283	—	1,283	—
Tax-free municipals	26,966	—	26,966	—
Trust preferred securities	1,685	—	—	1,685
Mortgage backed securities	70,764	—	70,764	—

Total	$184,791	—	183,106	1,685

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2018:

Description	Total carrying value in the consolidated balance sheet at March 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Foreclosed assets	$3,329	—	—	$3,329
Impaired loans, net of allowance of $196	$378	—	—	$378

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2017:

Description	Total carrying value in the consolidated balance sheet at December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets
Foreclosed assets	$3,369	—	—	$3,369
Impaired loans, net of allowance of $289	$473	—	—	$473

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at March 31, 2018 and December 31, 2017:

Level 3 Significant Unobservable Input Assumptions
	Fair Value	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs
		(Dollars in Thousands)
March 31, 2018
Assets measured on a non-recurring basis
Foreclosed assets	$3,329	Discount to appraised value of collateral. Auction results	Appraisal comparability adjustments	5% to 10%
Impaired loans	574	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%
Asset measured on a recurring basis
Trust preferred securities	1,980	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 5% to 8%
December 31, 2017
Assets measured on a non-recurring basis
Foreclosed assets	$3,369	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%
Impaired loans	760	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 15%
Asset measured on a recurring basis
Trust preferred securities	1,685	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

The estimated fair values of financial instruments were as follows at March 31, 2018:

	Carrying Amount	Estimated Fair Value	In Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$18,472	180,472	180,472	—	—
Interest-bearing deposits	3,149	3,149	3,149	—	—
Securities available for sale	180,212	180,212	—	178,232	1,980
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	2,706	2,706	—	2,706	—
Loans receivable	665,178	633,671	—	—	633,671
Accrued interest receivable	3,212	3,212	—	—	3,212
Financial liabilities:
Deposits	746,806	745,508	—	745,508	—
Advances from borrowers for taxes and insurance	780	780	—	781	—
Advances from Federal Home Loan Bank	25,000	24,795	—	24,795	—
Repurchase agreements	41,792	41,792	—	41,792	—
Subordinated debentures	10,310	10,099	—	—	10,099

The estimated fair values of financial instruments were as follows at December 31, 2017:

	Carrying	Estimated Fair	Quoted Prices In Active Markets for Identical Assets	Using Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$37,965	37,965	37,965	—	—
Interest-bearing deposits	7,111	7,111	7,111	—	—
Securities available for sale	184,791	184,791	—	183,106	1,685
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,539	1,539	—	1,539	—
Loans receivable	637,102	615,265	—	—	—
Accrued interest receivable	3,589	3,589	—	—	3,589
Financial liabilities:
Deposits	754,009	754,510	—	754,510	—
Advances from borrowers for taxes and insurance	808	808	—	808	—
Advances from Federal Home Loan Bank	23,000	22,849	—	22,849	—
Repurchase agreements	38,353	38,353	—	38,353	—
Subordinated debentures	10,310	10,099	—	—	10,099

(7)    EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016; however, the FASB deferred the effective date reporting periods beginning after December 15, 2017. The implementation of ASC Topic 605 did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 was effective on January 1, 2018 and did not have a material effect on the Company’s Consolidated Financial Statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019, and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on the Company’s Consolidated Financial Statements.

ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was effective on January 1, 2017. The implementation of ASU 2016-09 did not have a material effect on the Company’s Consolidated Financial Statements.

On June 16, 2016, the FASB released its finalized ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments to U.S. GAAP require businesses and other organization to measure the expected credit losses on financial assets, such as loans, securities, bond insurance, and many receivables, the FASB said. The accounting changes apply to instruments recorded on balance sheets at their historical cost, although there are some limited changes to the accounting for debt instruments classified as available-for-sale. The accounting board added that the write-downs will be based on historical information, current business conditions, and forecasts, and it expects the forecasts to improve the loss estimates on financial assets that are losing value. The board also said the techniques that are employed today to write down loans and other instruments can still be used, although it expects the variables for calculating the losses to change. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Companies are permitted to adopt ASU 2016-13 in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-13.

ASU 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The application of ASU 2016-15 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Cost” (Topic 310) – amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of instrument. ASU 2017-08 premiums on purchased callable debt securities that have an explicit, non-contingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU 2017-08 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2017-09 “Compensation – Stock Compensation (Topic 718) – clarifies when changes to the terms or conditions of a share-based payment must be accounted for as modifications. Under AUS 2017-09, an entity should account for changes to the terms or conditions of a share-based payment unless all of the following are met:

•	The fair value of the modified award is the same as the fair value of the original award immediately before modification,

•	The vesting conditions of the modified award is the same as the vesting conditions value of the original award immediately before modification, and

•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before modification.

ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a material impact on our consolidated financial statements.

ASU 2017-12 “Derivatives and Hedging (Topic 815) amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information convey to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for the Company on January 1, 2019 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Issued in February 2018, ASU 2018-02 seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017. ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate. The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 34.0% and the newly enacted corporate income tax rate of 21.0%. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued. The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. The Company is currently reviewing the impact of the adoption of ASU 2018-02 on its Consolidated Financial Statements.

(8)    INCOME TAXES

The Company files consolidated federal income tax returns and Tennessee excise tax returns. The Company files consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax. The Company has no unrecognized tax benefits and has accrued any interest or penalties for uncertain tax positions. The Company’s effective tax rate changed from 34% to 21% effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017. The effective tax rate differs from the statutory federal rate of 21% and Tennessee excise rate of 6.5% due to investments in qualified municipal securities, bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses. The Company’s effective federal income tax rate varies significantly from our federal statutory tax rate for a variety of factors, including:

•	The Company’s investment in Fort Webb LP, LLC generates tax credits and depreciation expense that the Company can use to offset taxable income. At March 31, 2018, the Company’s balance sheet did not include any equity investment in Fort Webb. The Company has other investments that produce both tax credits and depreciation expense that may be used to offset net income.

•	At March 31, 2018, the Company has $10.4 million in Bank owned life insurance policies. The income generated from these policies increase the cash flow of the policies on a tax free basis. Life insurance proceeds are paid upon the death of a covered party. These proceeds, netted against the current cash value of the policy, result in tax free income to the Company. At March 31, 2018, the Company’s investment portfolio includes $26.7 million of tax free municipal securities. Interest income on this portfolio, after netting out a disallowance for interest expense attributable to this portfolio, is tax exempt.

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

The Company made its third ESOP loan payment in December 2017. At March 31, 2018 and December 31, 2017, shares held by the ESOP were as follows:

	March 31, 2018	December 31, 2017
Accrued for allocation to participants	10,873	—
Earned ESOP shares	165,686	165,686
Unearned ESOP shares	423,675	434,548

Total ESOP shares	600,234	600,234

Fair value of unearned shares	$6,164,471	$6,127,127

(10)    COMMITMENTS AND CONTINGENCIES

At March 31, 2018, the Bank had $33.1 million in outstanding commitments on revolving home equity lines of credit, $20.5 million in outstanding commitments on revolving personal lines of credit and $48.4 million in commitments to originate loans and undisbursed commitments on commercial lines of credit of $62.9 million. At March 31, 2018, the Company had $293,000 in standby letters of credit outstanding.

At March 31, 2018, the Company has $40.9 million in times deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year and $61.9 million in time deposits with balances greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2018 and December 31, 2017, the Bank has pledged all eligible 1-4 family first mortgages. At March 31, 2018 and December 31, 2017, the

Bank has outstanding borrowings of $25.0 million and $23.0 million, respectively, from the FHLB. A schedule of FHLB borrowings at March 31, 2018 is provided below:

Outstanding Balance	Rate	Maturity
2,000,000	1.82%	Overnight
6,000,000	1.18%	7/6/2018
7,000,000	1.55%	1/10/2019
5,000,000	1.73%	1/10/2020
5,000,000	1.92%	10/6/2020

$25,000,000	1.59%

A schedule of FHLB borrowings at December 31, 2017 is provided below:

Outstanding Balance	Rate	Maturity
6,000,000	1.18%	7/6/2018
7,000,000	1.55%	1/10/2019
5,000,000	1.73%	1/10/2020
5,000,000	1.92%	10/6/2020

$23,000,000	1.57%

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $47.6 million secured by the Bank’s loan portfolio to secure additional municipal deposits. At March 31, 2018, securities with a book value of $39.3 million and a fair market value of $38.1 million were sold under agreements to repurchase from various customers.

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

The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2018, the capital conservation buffer is 1.875%. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has made the decision to opt-out of this requirement. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 and December 31, 2017 to which it is subject. Management believes, as of March 31, 2018 and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject, including the phase–in requirements of Basel III.

The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 are presented below:

	Actual		Minimum Capital Required		To be Well Capitalized for Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands, Except Percentages)
As of March 31, 2018
Tier 1 leverage capital to adjusted total assets
Company	$96,343	10.6%	$36,294	4.0%	$45,368	5.0%
Bank	$93,775	10.3%	$36,297	4.0%	$45,371	5.0%

Total capital to risk weighted assets
Company	$100,997	15.5%	$52,058	8.0%	$65,072	10.0%
Bank	$98,429	15.2%	$51,946	8.0%	$64,933	10.0%

Tier 1 capital to risk weighted assets
Company	$96,343	14.8%	$39,043	6.0%	$52,058	8.0%
Bank	$93,775	14.4%	$38,960	6.0%	$51,946	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$96,343	14.8%	$29,283	4.5%	n/a	n/a
Bank	$93,775	14.4%	$29,220	4.5%	$42,207	6.5%

As of December 31, 2017

Tier 1 leverage capital to adjusted total assets
Company	$95,709	10.6%	$36,137	4.0%	$45,171	5.0%
Bank	$95,123	10.5%	$36,090	4.0%	$45,112	5.0%

Total capital to risk weighted assets
Company	$100,535	16.0%	$50,352	8.0%	$62,940	10.0%
Bank	$99,949	15.9%	$50,314	8.0%	$62,892	10.0%

Tier 1 capital to risk weighted assets
Company	$95,709	15.2%	$37,764	6.0%	$50,352	8.0%
Bank	$95,123	15.1%	$37,735	6.0%	$50,314	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$95,709	15.2%	$28,323	4.5%	n/a	n/a
Bank	$95,123	15.1%	$28,301	4.5%	$40,880	6.5%

(12)    SUBSEQUENT EVENTS

On April 10, 2018, HopFed Bancorp, Inc. (the “Company”) entered into a Standstill Agreement (the “Agreement”) with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., Stilwell Value LLC and Joseph Stilwell (collectively, the “Stilwell Group”) and Mark D. Alcott. The Stilwell Group owns approximately 9.5% of the shares of the Company’s outstanding common stock.

The Agreement provides that, effective upon a meeting of the Board of Directors to be held no later than April 30, 2018, the Board will be expanded by one Board seat, and Mr. Alcott will be appointed to serve as a director of the Company in the class of directors with terms expiring at the Company’s 2019 Annual Meeting of Stockholders or until his successor is elected and qualified. Mr. Alcott will be nominated at the 2019 Annual Meeting of Stockholders to serve until the 2022 Annual Meeting of Stockholders, or until his successor is elected and qualified. Mr. Alcott also will be nominated and elected to concurrent terms on the Board of Directors of the Bank and Company. The Company appointed Mr. Alcott to its Board of Directors on April 18, 2018.

During the term of the Agreement, which is scheduled to continue through the date of that is 15 business days prior to the deadline for submission of stockholder nominations and proposals for the Company’s 2022 Annual Meeting of Stockholders (which may be extended by written agreement of the parties), the Stilwell Group and Mr. Alcott will not, among other things, solicit proxies in opposition to any recommendation or proposal of the Company’s Board of Directors, initiate or solicit stockholder proposals or seek to place any additional representatives on the Company’s Board of Directors other than Mr. Alcott (or any replacement director selected by the Stilwell Group in the event Mr. Alcott’s position as a director of the Company or the Bank is terminated during the term of the Stilwell Agreement due to his resignation, death, permanent disability or otherwise), oppose any proposal or director nomination submitted by the Board of Directors to the Company’s stockholders, vote for any nominee to, or proposal by, the Company’s Board of Directors other than those nominated, proposed or supported by the Board of Directors, seek removal of any Company or Bank director, seek to exercise any control or influence over the management of the Company or the Boards of Directors of the Company or the Bank, propose or seek to effect a merger or sale of the Company or initiate litigation against the Company (except in connection with enforcement of the Agreement). The Stilwell Group also agreed not to acquire any additional shares of the outstanding Company common stock or, without the Company’s prior written consent, sell or otherwise dispose of any interest in the Stilwell Group’s shares of Company Common Stock to any person the Stilwell Group believes, after reasonable inquiry, would be a beneficial owner after any such sale or transfer of more than 5% of the outstanding shares of the Company Common Stock.

The parties have also entered into a Non-Disclosure Agreement, in the form attached as an exhibit to the Agreement, providing that the Stilwell Group will maintain the confidentiality of non-public information regarding the Company or the Bank in full compliance with federal and state securities laws, which became effective upon execution of the Agreement, and will remain in effect until the date that is 15 business days prior to the deadline for submission of stockholder nominations and proposal for the Company’s 2022 Annual Meeting of Stockholders pursuant to the Company’s Certificate of Incorporation; provided, however, that the parties may agree in writing to extend the term of the Non-Disclosure Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with U.S. GAAP and general banking practices. These estimates include accounting for the allowance for loan losses, foreclosed assets, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the Company’s determination of our consolidated financial position, results of operations and cash flows, is set forth in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

The emphasis of this discussion is a comparison of assets, liabilities and stockholders’ equity as of March 31, 2018 to December 31, 2017, while comparing income and expenses for the three month periods ended March 31, 2018 and March 31, 2017. All information should be read in conjunction with the Company’s unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

Comparison of Financial Condition at March 31, 2018, and December 31, 2018

At March 31, 2018, total assets were $914.0 million, a decline of $3.5 million compared to December 31, 2017. For the three month period ended March 31, 2018, the Company’s net loan portfolio has increased $23.4 million to $660.5 million. To fund the Company’s loan growth, the Company reduced cash balances by $23.5 million in the three month period ended March 31, 2018 to $21.6 million.

At March 31, 2018, total deposits declined by $7.2 million to $746.8 million. The decline in deposit accounts is the result of lower levels of brokered deposits. At March 31, 2018, brokered deposits totaled $50.5 million, representing a decline of $10.1 million compared to December 31, 2017. At March 31, 2018, interest-bearing checking accounts totaled $219.5 million, an increase of $9.0 million compared to December 31, 2017. At March 31, 2018, non-interest bearing checking accounts totaled $139.1 million, an increase of $2.9 million compared to December 31, 2017.

The Company continues to place an emphasis on core funding while attempting to slow the growth of our deposit cost. However, increased competition and the Company’s continued strong loan demand will force management to increase deposit rates to ensure adequate funding levels to meet liquidity needs. Management anticipates that future loan growth will be funded largely by the recruitment of time deposits. The Company’s investment portfolio may provide additional liquidity. However, a significant portion of the investment portfolio is pledged to municipalities to secure deposits, limiting the Company’s ability to significantly increase our loan to deposit ratio above current levels.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2018 and March 31, 2017.

The Company’s net income was $1.1 million for the three month period ended March 31, 2018, compared to net income of $935,000 for the three month period ended March 31, 2017. The improved level of net income for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017 was largely the result of growth in the average balance of loans, a $149,000 reduction in non-interest expenses and a $223,000 decline in the Company’s provision for loan loss expense and a reduction in the federal tax rate.

The Company’s total interest income for the three month period ended March 31, 2018 was $8.8 million, compared to $8.2 million for the three month period ended March 31, 2017. The increase in net interest income for the three month period ended March 31, 2018 compared to March 31, 2017 was largely due to the $31.8 million increase in the average balance of loans outstanding.

For the three month period ended March 31, 2018, total interest expense was $1.6 million compared to $1.4 million for the three month period ended March 31, 2017. For the three month period ended March 31, 2018, total interest bearing liabilities were $685.1 million, representing a decline of $5.6 million for the three month period ended March 31, 2017. The increase in interest expense is largely the result of increases in short term interest rates spurred by the decision of the Open Market Committee of the Federal Reserve Board of Governors to increase its stated overnight Federal Funds (“Fed Funds”) rate. For the three month period ended March 31, 2018, the cost of average total deposits was 0.67% compared to 0.62% for the three month period ended March 31, 2017. Based on current fed funds future projections, Management anticipates that the Company’s total cost of deposits will increase by an average of three or four basis points per quarter for the remainder of 2018.

For the three month periods ended March 31, 2018 and March 31, 2017, the Company’s cost of interest bearing liabilities was 0.94% and 0.81%, respectively. In addition to increases in our cost of deposits, the interest expense on the Company’s floating rate subordinated debt has increased from $122,000 for the three month period ended March 31, 2018 from $102,000 for the three month period ended March 31, 2017 due to increases in the three month Libor rate.

For the three month period ended March 31, 2018, the Company’s tax equivalent yield on loans was 4.62% compared to 4.38% for the three month period ended March 31, 2017.For the three month period ended March 31, 2018, the Company’s tax equivalent yield on tax free municipal securities was 3.96% compared to 5.00% for the three month period ended March 31, 2017. The reduction in Company’s stated tax rate from 34% to 21% reduced our tax equivalent yield on tax free securities by 0.80% and our net interest margin by 2 basis points. For the three month periods ended March 31, 2018 and March 31, 2017, the Company’s net interest margin was 3.45% and 3.31%, respectively. The increase in net interest margin occurred as result of loan growth and increases in loan yields due to increases in the Prime Rate.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended March 31, 2018 and March 31, 2017. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. On January 1, 2018, the Company’s stated tax rate decreased from 34.0% to 21.0%, reducing the tax equivalent yield on tax free loans and tax free municipal investments.

The table adjusts tax-free investment income by $53,000 for the three month period ended March 31, 2018 and $141,000 for the three month period ended March 31, 2017, for a tax equivalent rate using a cost of funds rate of 0.94% for the three month period ended March 31, 2018 and 0.81% for the three month period ended March 31, 2017. The table adjusts tax-free loan income by $5,000 for the three month period ended March 31, 2018 and $9,000 for the three month period ended March 31, 2017, for a tax equivalent rate using the same cost of funds rate.

	Average Balance 3/31/2018	Income and Expense 3/31/2018	Average Rates 3/31/2018	Average Balance 3/31/2017	Income and Expense 3/31/2017	Average Rates 3/31/2017
		(Table Amounts in Thousands, Except Percentages)
Loans receivable, net	$647,204	7,482	4.62%	615,382	6,745	4.38%
Taxable securities, AFS	160,582	1,079	2.69%	176,824	1,118	2.53%
Non-taxable securities, AFS	26,856	266	3.96%	33,868	424	5.00%
Other interest bearing deposits	6,030	29	1.92%	9,260	23	0.99%

Total interest earning assets	840,672	8,856	4.21%	835,334	8,310	3.98%

Other assets	69,290			73,527

Total assets	$909,962			$908,861

Retail time deposits	240,602	674	1.12%	259,086	664	1.03%
Brokered deposits	53,910	188	1.39%	46,040	135	1.17%
Interest bearing checking	215,352	341	0.63%	219,696	326	0.59%
Saving / MMDA	102,155	41	0.16%	100,282	42	0.17%
FHLB borrowings	23,656	92	1.56%	13,433	32	0.95%
Repurchase agreements	39,072	154	1.58%	41,840	103	0.98%
Subordinated debentures	10,310	122	4.73%	10,310	104	4.03%

Total interest bearing liabilities	685,057	1,612	0.94%	690,687	1,406	0.81%

Non-interest bearing deposits	133,412			126,809

Other liabilities	3,887			3,993

Stockholders’ equity	87,336			87,372

Total liabilities and stockholders’ equity	$909,692			908,861

Net interest income		7,244			6,904

Net interest spread			3.27%			3.17%

Net interest margin			3.45%			3.31%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $68,000 in provision for loan loss was required for the three month period ended March 31, 2018 compared to a $291,000 provision for loan loss expense for the three month period ended March 31, 2017.

Non-Interest Expenses. For the three month period ended March 31, 2018, non-interest expenses were $7.5 million compared to $7.7 million for the three month period ended March 31, 2017. For the three month period ended March 31, 2018, reduced foreclosure activity resulted in a net gain of $6,000 compared to net expenses of $108,000 for the three month period ended March 31, 2017. For the three month period ended March 31, 2018, total salaries and benefits expense declined $119,000 to $4.1 million compared to the three month period ended March 31, 2017. The Company’s non-interest expenses are typically higher in the first quarter of each year and typically are lowest in the fourth quarter of each year largely due to seasonal payroll fluctuations.

Income Taxes. The effective tax rate for the three month periods ending March 31, 2018 was 14.8% due to the reduction in the Company’s effective tax rate as a result of the Tax Cuts and Jobs Act of 2017. For the three month period ended March 31, 2017, the Company’s effective tax rate was 12.6% due to the receipt of proceeds from a bank owned life insurance policy.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement. At March 31, 2018, the Bank’s brokered deposits consisted of the following:

Date of Issue	Coupon	Balance	Maturity
1/12/2017	1.10%	$5,433,000	4/12/2018
2/15/2017	1.10%	4,986,000	5/15/2018
10/24/2016	1.00%	2,149,000	6/24/2018
2/15/2018	1.50%	3,130,000	7/16/2018
8/15/2017	1.45%	5,854,000	8/15/2018
1/12/2017	1.25%	5,074,000	9/12/2018
7/10/2017	1.40%	1,079,000	10/10/2018
7/19/2017	1.50%	2,060,000	11/19/2018
2/15/2017	1.30%	4,278,000	12/15/2018
10/11/2017	1.55%	5,000,000	1/11/2019
8/16/2016	1.00%	1,008,000	2/16/2019
7/22/2016	1.00%	2,138,000	5/22/2019
7/29/2016	1.05%	2,964,000	7/29/2019
8/16/2016	1.10%	1,978,000	8/16/2019
2/15/2018	2.20%	3,417,000	2/15/2020

Totals	1.33%	$50,548,000

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

The Company’s analysis at March 31, 2018 indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at March 31, 2018 for the twelve month period ending March 31, 2019 is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
		(Dollars in Thousands)
Net interest income	$29,474	$30,844	$31,676	$32,265	$32,994

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2018.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the nine months ended March 31, 2018 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

None

(b)	Use of Proceeds.

Not applicable

(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
January 1, 2018 to January 31, 2018	1,040	$12.45	1,939,400	298,960
February 1, 2018 to February 28, 2018	786	$14.10	1,940,186	298,174
March 1, 2018 to March 31, 2018	208	$14.10	1,940,394	297,966

Total	2,034	$14.14	1,940,394	297,966

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three month period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of March 31, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Condensed Statements of Income for the three period periods ended March 31, 2018 and March 31, 2017 (unaudited), (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2018 and March 31, 2017 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity for the three month period ended March 31, 2018 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows for the three month periods ended March 31, 2018 and March 31, 2017 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 9, 2018	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 9, 2018	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer