Form 10-Q
period 2018-06-30
HOPFED BANCORP INC
filed 2018-08-08
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, the Registrant had outstanding 6,649,493 shares of the Registrant’s Common stock, $0.01 par value per share, issued and outstanding.

CONTENTS

HOPFED BANCORP, INC.

		PAGE
PART I. FINANCIAL INFORMATION

The unaudited consolidated condensed financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Item 1.	Financial Statements

	Interim Consolidated Condensed Statements of Financial Condition as of June 30, 2018 (unaudited) and December 31, 2017	2

	Interim Consolidated Condensed Statements of Income for the Three and Six Month Periods Ended June 30, 2018 and June 30, 2017 (unaudited)	4

	Interim Consolidated Condensed Statements of Comprehensive Income for the Three and Six Month Periods Ended June 30, 2018 and June 30, 2017 (unaudited)	6

	Interim Consolidated Condensed Statement of Stockholders’ Equity for the Six Month Period Ended June 30, 2018 (unaudited)	7

	Interim Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2018 and June 30, 2017 (unaudited)	8

	Notes to Unaudited Interim Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

SIGNATURES		52

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and due from banks	$16,399	37,965
Interest-bearing deposits in banks	2,955	7,111

Cash and cash equivalents	19,354	45,076
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	168,983	184,791
Loans held for sale	1,126	1,539
Loans receivable, net of allowance for loan losses of $4,637 at June 30, 2018 and $4,826 at December 31, 2017	672,254	637,102
Accrued interest receivable	3,253	3,589
Foreclosed assets	3,427	3,369
Bank owned life insurance	10,512	10,368
Premises and equipment, net	22,365	22,700
Deferred tax assets	2,320	1,764
Other assets	4,640	2,784

Total assets	$912,662	917,510

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$136,004	136,197
Interest-bearing accounts
Checking accounts	198,691	208,496
Savings and money market accounts	97,552	104,347
Other time deposits	300,941	304,969

Total deposits	733,188	754,009

Advances from Federal Home Loan Bank	38,000	23,000
Repurchase agreements	39,648	38,353
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,256	808
Accrued expenses and other liabilities	3,091	3,618

Total liabilities	825,493	830,098

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized - 500,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,989,655 issued and 6,647,675 outstanding at June 30, 2018 and 7,976,131 issued and 6,637,711 outstanding at December 31, 2017	80	80
Additional paid-in-capital	58,948	58,825
Retained earnings	53,179	51,162
Treasury stock, at cost (1,341,980 shares at June 30, 2018 and 1,338,360 shares at December 31, 2017)	(16,706)	(16,655)
Unearned Employee Stock Ownership Plan (“ESOP”) shares, at cost (412,091 shares at June 30 2018 and 434,548 share at December 31, 2017)	(5,606)	(5,901)
Accumulated other comprehensive income	(2,726)	(99)

Total stockholders’ equity	87,169	87,412

Total liabilities and stockholders’ equity	$912,662	917,510

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans	7,858	6,963	15,335	13,699
Investment in securities, taxable	1,033	1,155	2,112	2,273
Nontaxable securities available for sale	208	280	421	563
Interest-bearing deposits	16	21	45	44

Total interest and dividend income	9,115	8,419	17,913	16,579

Interest expense:
Deposits	1,392	1,197	2,636	2,364
FHLB borrowings	134	30	226	62
Repurchase agreements	171	119	325	222
Subordinated debentures	138	108	260	212

Total interest expense	1,835	1,454	3,447	2,860

Net interest income	7,280	6,965	14,466	13,719
Provision for loan losses	62	59	130	350

Net interest income after provision for loan losses	7,218	6,906	14,336	13,369

Non-interest income:
Service charges	727	800	1,433	1,604
Merchant card	330	315	638	617
Mortgage origination revenue	489	278	808	612
Gain on sale of investments	481	14	508	16
Income from bank owned life insurance	73	72	144	307
Income from financial services	177	145	315	285
Other operating income	87	212	262	691

Total non-interest income	2,364	1,836	4,108	4,132

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2018	2017	2018	2017
Non-interest expenses:
Salaries and benefits	4,116	3,977	8,233	8,213
Occupancy	747	729	1,529	1,504
Data processing	765	546	1,549	1,310
State deposit tax	160	200	329	431
Professional services	499	464	965	812
Advertising	338	368	646	749
Foreclosure, net	21	6	15	114
Loss on sale of asset	9	3	9	3
Other	919	940	1,839	1,786

Total non-interest expense	7,574	7,233	15,114	14,922

Income before income tax expense	2,008	1,509	3,330	2,579
Income tax expense	323	368	519	503

Net income	1,685	1,141	2,811	2,076

Net income per share:
Basic	$0.28	$0.18	$0.46	$0.33

Diluted	$0.28	$0.18	$0.46	$0.33

Dividend per share	$0.07	$0.05	$0.12	$0.09

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2018	2017	2018	2017
Net income	$1,685	1,141	2,811	2,076

Other comprehensive income, net of tax:

Unrealized gain on non-other than temporary impaired investment securities available for sale, net of taxes of of $168 and ($126) for the three month periods ended June 30, 2018 and June 30, 2017, respectively; and $654 and ($247) for the six month periods ended June 30, 2018 and June 30, 2017, respectively.	(629)	240	(2,459)	475

Unrealized gain on OTTI securites, net of taxes of none and ($43) for the three month periods ended June 30, 2018 and June 30, 2017; and ($61) and ($14) for the six month periods ended June 30, 2018 and June 30, 2017, respectively.	—	83	233	26

Reclassification adjustment for gains included in net net income, net of taxes of $100 and $5 for the three month periods ended June 30, 2018 and June 30, 2017, respectively; and $106 and $6 for the six month periods ended June 30, 2018 and June 30, 2017, respectively.	(380)	(9)	(401)	(10)

Total other comprehensive income	(1,009)	314	(2,627)	491

Comprehensive income	$676	1,455	184	2,567

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statement of Stockholders’ Equity

For the Six Month Period Ended June 30, 2018

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Common Treasury Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2017	6,637,771	$80	58,825	51,162	(16,655)	(5,901)	(99)	87,412
Restricted stock awards	13,524	—	—	—	—	—	—	—
Net income	—	—	—	2,811	—	—	—	2,811
Repurchase of treasury stock	(3,620)	—	—	—	(51)	—	—	(51)
ESOP shares committed to be released	—	—	—	—	—	295	—	295
Change in price of ESOP shares	—	—	75	—	—	—	—	75
Compensation expense, restricted stock awards	—	—	48	—	—	—	—	48
Net change in unrealized gain on securities available for sale, net of income taxes of $699	—	—	—	—	—	—	(2,627)	(2,627)
Cash dividend declared to common shareholders	—	—	—	(794)	—	—	—	(794)

Balance June 30, 2018	6,647,675	$80	58,948	53,179	(16,706)	(5,606)	(2,726)	87,169

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Six Month Periods
	Ended June 30,
	2018	2017
Cash flows from operating activities:

Net cash provided by operating activities	$4,660	4,662

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	16,994	27,362
Purchase of securities available for sale	(7,042)	(23,047)
Net increase in loans	(35,207)	(27,474)
Proceeds from sale of foreclosed assets	88	1,136
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(292)	(251)

Net cash provided by (used in) investing activities	(25,459)	(22,274)

Cash flows from financing activities:
Net (decrease) increase in demand deposits	(16,793)	7,027
Net (decrease) increase in time and other deposits	(4,028)	6,035
Increase in advances from borrowers for taxes and insurance	448	218
Advances from Federal Home Loan Bank	45,000	32,000
Repayment of advances from Federal Home Loan Bank	(30,000)	(22,000)
Net increase (decrease) in repurchase agreements	1,295	(5,835)
Cash used to repurchase treasury stock	(51)	(14)
Dividends paid on common stock	(794)	(559)

Net cash (used in) provided by financing activities	(4,923)	16,872

Increase (decrease) in cash and cash equivalents	(25,772)	(740)
Cash and cash equivalents, beginning of period	45,076	25,749

Cash and cash equivalents, end of period	$19,354	$25,009

Supplemental disclosures of cash flow information:
Interest paid	3,396	2,840

Income taxes paid	—	388

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2018 are not necessarily indicative of results that may be expected the entire fiscal year ending December 31, 2018.

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

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common stock shares outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. For the three and six month periods ended June 30, 2018 and June 30, 2017, the Company has excluded all unearned shares held by the ESOP.

	For the three month periods Ended June 30,
	2018	2017
Basic EPS:
Net income	$1,685,000	$1,141,000
Average common shares outstanding	6,142,680	6,228,894

Earnings per share	$0.28	$0.18

Diluted EPS
Net income	$1,685,000	$1,141,000
Average common shares outstanding	6,142,680	6,228,894
Dilutive effect of unvested restricted stock	—	—

Average diluted shares outstanding	6,142,680	6,228,894

Earnings per share, diluted	$0.28	$0.18

	For the six month periods Ended June 30,
	2018	2017
Basic EPS:
Net income	$2,811,000	$2,076,000
Average common shares outstanding	6,165,415	6,223,802

Earnings per share	$0.46	$0.33

Diluted EPS
Net income	$2,811,000	$2,076,000
Average common shares outstanding	6,165,415	6,223,802
Dilutive effect of unvested restricted stock	—	—

Average diluted shares outstanding	6,165,415	6,223,802

Earnings per share, diluted	$0.46	$0.33

(3)	SECURITIES

The carrying amount of securities and their estimated fair values at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	$77,769	141	(1,756)	76,154
Taxable municipal bonds	962	—	(7)	955
Tax free municipal bonds	24,555	227	(165)	24,617
Mortgage backed securities	69,147	80	(1,970)	67,257

	$172,433	448	(3,898)	168,983

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	84,210	536	(653)	84,093
Taxable municipal bonds	1,279	5	(1)	1,283
Tax free municipal bonds	26,412	637	(83)	26,966
Trust preferred securities	1,650	35	—	1,685
Mortgage-backed securities	71,389	201	(826)	70,764

	$184,940	1,414	(1,563)	184,791

The scheduled maturities of debt securities available for sale at June 30, 2018 were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$1,570	$1,586
Due in one to five years	29,252	28,735
Due in five to ten years	13,297	12,995
Due after ten years	7,252	7,273

	51,371	50,589
Amortizing agency bonds	51,915	51,137
Mortgage-backed securities	69,147	67,257

Total securities available for sale	$172,433	$168,983

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of June 30, 2018 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$45,588	(1,219)	15,434	(537)	61,022	(1,756)
Taxable municipal bonds	955	(7)	—	—	955	(7)
Tax free municipal bonds	6,817	(132)	732	(33)	7,549	(165)
Mortgage-backed securities	41,653	(1,103)	20,722	(867)	62,375	(1,790)

Total available for sale	$95,013	(2,461)	36,888	(1,437)	131,901	(3,898)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2017 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$41,501	(431)	9,846	(222)	51,347	(653)
Taxable municipal bonds	521	(1)	—	—	521	(1)
Tax free municipal bonds	4,860	(51)	913	(32)	5,773	(83)
Mortgage-backed securities	40,441	(289)	21,566	(537)	62,007	(826)

Total available for sale	$87,323	(772)	32,325	(791)	119,648	(1,563)

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

At June 30, 2018, the Company has 103 securities with unrealized losses. The losses for all securities are considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and are not related to the credit worthiness of the issuers. Furthermore, the Company has the intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2018.

At June 30, 2018 and December 31, 2017, securities with a book value of approximately $105.5 million and $119.8 million and a market value of approximately $105.1 million and $118.0 million, respectively, were pledged to various municipalities for deposits in excess of FDIC limits as required by law. At June 30, 2018 and December 31, 2017, securities with a market value of $39.6 million and $38.4 million were sold to customers as part of overnight repurchase agreements.

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

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Real estate loans:
One-to-four family first mortgages	$171,725	$163,565
Home equity lines of credit	34,262	35,697
Junior liens	1,109	1,184
Multi-family	37,742	37,445
Construction	40,759	30,246
Land	9,033	14,873
Non-residential real estate	244,769	224,952
Farmland	33,271	36,851

Total mortgage loans	572,670	544,813

Consumer loans	8,525	8,620
Commercial loans	96,214	88,938

Total other loans	104,739	97,558

Total loans	677,409	642,371

Deferred loan fees, net of cost	(518)	(443)

Less allowance for loan losses	(4,637)	(4,826)

Total loans, net	$672,254	$637,102

Although the Company has a diversified loan portfolio, 84.5% and 84.8% of the portfolio was concentrated in loans secured by real estate at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the majority of these loans are located within the Company’s general operating area.

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

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the six month period ended June 30, 2018:

	Balance 12/31/2017	Charge offs 2018	Recoveries 2018	Provision 2018	Ending Balance 6/30/2018
	(Dollars in Thousands)
One-to-four family mortgages	$747	(6)	6	147	894
Home equity line of credit	189	—	5	(33)	161
Junior liens	5	—	—	—	5
Multi-family	314	—	—	(26)	288
Construction	161	—	—	23	184
Land	1,223	(40)	—	(581)	602
Non-residential real estate	789	—	9	539	1,337
Farmland	367	(2)	1	(180)	186
Consumer loans	184	(137)	41	76	164
Commercial loans	847	(200)	4	165	816

Total	$4,826	(385)	66	130	4,637

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2017:

	Balance 12/31/2016	Charge offs 2017	Recoveries 2017	Provision 2017	Ending Balance 12/31/2017
	(Dollars in Thousands)
One-to-four family mortgages	$852	(66)	13	(52)	747
Home equity line of credit	260	—	12	(83)	189
Junior liens	8	—	4	(7)	5
Multi-family	412	—	417	(515)	314
Construction	277	—	—	(116)	161
Land	1,760	(2,608)	559	1,512	1,223
Non-residential real estate	964	—	16	(191)	789
Farmland	778	—	10	(421)	367
Consumer loans	208	(261)	87	150	184
Commercial loans	593	(224)	278	200	847

Total	$6,112	(3,159)	1,396	477	4,826

The table below presents past due and non-accrual balances, excluding loan fees of $518,000, at June 30, 2018 by loan classification allocated between performing and non-performing:

	Currently Performing	30 - 89 Days Past Due	Past due more than 90 days and Accruing	Non- accrual Loans	Special Mention	Substandard	Total
One-to-four family mortgages	$169,579	884	—	367	—	895	171,725
Home equity line of credit	33,875	—	—	347	—	40	34,262
Junior liens	1,092	13	—	4	—	—	1,109
Multi-family	37,742	—	—	—	—	—	37,742
Construction	40,759	—	—	—	—	—	40,759
Land	8,535	—	—	—	—	498	9,033
Non-residential real estate	233,294	366	—	322	5,317	5,470	244,769
Farmland	33,271	—	—	—	—	—	33,271
Consumer loans	8,252	15	—	6	—	252	8,525
Commercial loans	91,790	327	—	556	807	2,734	96,214

Total	$658,189	1,605	—	1,602	6,124	9,889	677,409

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2018 and December 31, 2017 by portfolio segment and based on the impairment method.

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
June 30, 2018:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$162	—	—	—	62	$224
Collectively evaluated for impairment	654	786	1,811	1,060	102	4,413

Total ending allowance balance	$816	786	1,181	1,060	164	$4,637

Loans:
Loans individually evaluated for impairment	$3,019	498	5,394	277	247	$9,435
Loans collectively evaluated for impairment	93,195	49,294	310,388	206,819	8,278	$667,974

Total ending loans balance	$96,214	49,792	315,782	207,096	8,525	$677,409

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
December 31, 2017:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$233	—	2	—	54	$289
Collectively evaluated for impairment	614	1,384	1,468	941	130	$4,537

Total ending allowance balance	$847	1,384	1,470	941	184	$4,826

Loans:
Loans individually evaluated for impairment	$1,416	515	7,532	257	217	$9,937
Loans collectively evaluated for impairment	87,522	44,604	291,716	200,189	8,403	$632,434

Total ending loans balance	$88,938	45,119	299,248	200,446	8,620	$642,371

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

Loans by classification type and credit risk indicator at June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
		(Dollars in Thousands)
One-to-four family mortgages	$170,463	—	1,262	—	171,725
Home equity line of credit	33,875	—	387	—	34,262
Junior liens	1,105	—	4	—	1,109
Multi-family	37,742	—	—	—	37,742
Construction	40,759	—	—	—	40,759
Land	8,535	—	498	—	9,033
Non-residential real estate	233,660	5,317	5,792	—	244,769
Farmland	33,271	—	—	—	33,271
Consumer loans	8,267	—	258	—	8,525
Commercial loans	92,117	807	3,290	—	96,214

Total	$659,794	6,124	11,491	—	677,409

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
		(Dollars in Thousands)
One-to-four family mortgages	$162,993	—	572	—	163,565
Home equity line of credit	35,285	—	412	—	35,697
Junior liens	1,184	—	—	—	1,184
Multi-family	37,445	—	—	—	37,445
Construction	30,246	—	—	—	30,246
Land	14,318	—	555	—	14,873
Non-residential real estate	216,901	979	7,072	—	224,952
Farmland	35,253	1,147	451	—	36,851
Consumer loans	8,376	—	244	—	8,620
Commercial loans	83,892	3,572	1,474	—	88,938

Total	$625,893	5,698	10,780	—	642,371

Impaired loans by classification type and the related valuation allowance amounts at June 30, 2018 were as follows:

	At June 30, 2018			For the six month period ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$1,262	1,262	—	843	31
Home equity line of credit	387	387	—	314	11
Junior liens	4	4	—	3	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	498	498	—	519	15
Non-residential real estate	5,792	5,792	—	6,722	150
Farmland	—	—	—	278	—
Consumer loans	11	11	—	5	—
Commercial loans	3,079	3,079	—	2,650	86

Total	$11,033	11,033	—	11,334	293

Impaired loans with a specific allowance

One-to-four family mortgages	$—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Non-residential real estate	—	—	—	1	—
Farmland	—	—	—	—	—
Consumer loans	247	247	62	299	—
Commercial loans	211	411	162	297	12

Total	458	658	224	597	—

Total	$11,491	11,691	224	11,931	305

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2017 were as follows:

	At December 31, 2017			For the year ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$257	257	—	1,235	35
Home equity line of credit	—	—	—	447	26
Junior liens	—	—	—	6	—
Multi-family	—	—	—	1,135	—
Construction	—	—	—	—	—
Land	515	515	—	837	44
Non-residential real estate	7,086	7,086	—	8,979	395
Farmland	444	444	—	1,094	35
Consumer loans	—	—	—	8	2
Commercial loans	875	875	—	1,571	46

Total	9,177	9,177	—	15,312	583

Impaired loans with a specific allowance

One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	4,006	—
Non-residential real estate	2	2	2	88	2
Farmland	—	—	—	195	—
Consumer loans	217	217	54	248	—
Commercial loans	541	541	233	479	13

Total	760	760	289	5,016	15

Total impaired loans	$9,937	9,937	289	20,328	598

At June 30, 2018, all non-accrual loans with the exception of $4,000 in junior loans are classified as substandard. At June 30, 2018, the Company is not obligated to lend additional funds to borrowers who have been placed in non-accrual status. There are no loans accruing interest that are past due more than 90 days at June 30, 2018. At December 31, 2017, there was one loan, totaling $88,000 that was past due more than 90 days and accruing interest. At June 30, 2018 and December 31, 2017, the Company’s balances in non-accrual loans by loan type is as follows:

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
One-to-four family mortgages	367	266
Home equity line of credit	347	402
Junior Lien	4	4
Land	—	40
Non-residential real estate	322	—
Farmland	—	111
Consumer loans	6	3
Commercial loans	556	459

Total non-accrual loans	1,602	1,285

Non-accrual loans / Total loans	0.24%	0.20%

The following table provides the number of loans remaining in each category as of June 30, 2018 and December 31, 2017 that the Company had previously modified in a TDR:

	Number of Loans	Pre-Modification Outstanding Record Investment	Post Modification Outstanding Record Investment, net of related allowance
June 30, 2018
Non-residential real estate	2	$3,162,197	3,162,197
Commercial	1	90,327	90,327
December 31, 2017
Non-residential real estate	2	3,163,435	3,163,435

In the six month period ended June 30, 2018, the Company identified one additional commercial loan as a TDR. The loan is secured by equipment and inventory. The TDR classification is the result of the borrower’s declining financial condition, prompting the Company to lengthen the amortization period of the loan to twelve years. The length of the current amortization period is outside of our loan policy and results in a TDR classification. The loan has a one year balloon feature and the borrower’s financial condition will be re-evaluated at that time. There were no loans as of June 30, 2018 that have been modified as TDRs and that subsequently defaulted within twelve months on their modified terms. At June 30, 2018, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR.

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

For the six month period ended June 30, 2018, the Company’s activity in foreclosed property included the following:

		Activity During 2018
	Balance 12/31/2017	Foreclosure	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 6/30/2018
	(Dollars in Thousands)
One-to-four family mortgages	$169	130	(88)	—	16	$227
Land	3,200	—	—	—	—	3,200

Total	$3,369	130	(88)	—	16	$3,427

The Company’s activity in foreclosed assets for the twelve month period ended December 31, 2017 is as follows:

		Activity During 2017
	Balance 12/31/2016	Foreclosure	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2017
		(Dollars in Thousands)
One-to-four family mortgages	$135	1,069	(1,182)	—	147	$169
HELOC	28	—	(18)	(10)	—	—
Land	—	3,200	—	—	—	3,200
Multi-family	1,775	—	(1,761)	—	(14)	—
Non-residential	459	43	(500)	—	(2)	—

Total	$2,397	4,312	(3,461)	(10)	131	$3,369

(6)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 6/30/2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	$76,154	—	76,154	—
Taxable municipals	955	—	954	—
Tax-free municipals	24,617	—	24,617	—
Mortgage backed securities	67,257	—	67,257	—

Total	$168,983	—	168,983	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 12/31/2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	84,093	—	84,093	—
Taxable municipals	1,283	—	1,283	—
Tax-free municipals	26,966	—	26,966	—
Trust preferred securities	1,685	—	—	1,685
Mortgage backed securities	70,764	—	70,764	—

Total	$184,791	—	183,106	1,685

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for June 30, 2018:

Description	Total carrying value in the consolidated balance sheet at June 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Foreclosed assets	$3,427	—	—	$3,427
Impaired loans, net of allowance of $224	$234	—	—	$234

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2017:

Description	Total carrying value in the consolidated balance sheet at December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets		(Dollars in Thousands)
Foreclosed assets	$3,369	—	—	$3,369
Impaired loans, net of allowance of $289	$473	—	—	$473

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at June 30, 2018 and December 31, 2017:

		Level 3 Significant Unobservable Input Assumptions
	Fair Value	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs
		(Dollars in Thousands)
June 30, 2018
Assets measured on a non-recurring basis
Foreclosed assets	$3,427	Discount to appraised value of collateral. Auction results	Appraisal comparability adjustments	5% to 10%
Impaired loans	458	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%
Asset measured on a recurring basis

December 31, 2017
Assets measured on a non-recurring basis
Foreclosed assets	$3,369	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%
Impaired loans	760	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 15%
Asset measured on a recurring basis
Trust preferred securities	1,685	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

The estimated fair values of financial instruments were as follows at June 30, 2018:

		Estimated	In Active Markets for Identical	Other Observable	Significant Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$16,399	16,399	16,399	—	—
Interest-bearing deposits	2,955	2,955	2,955	—	—
Securities available for sale	168,983	168,983	—	168,983	—
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,126	1,126	—	1,126	—
Loans receivable	676,891	641,814	—	—	641,814
Accrued interest receivable	3,253	3,253	—	—	3,253
Financial liabilities:
Deposits	733,188	733,317	—	733,317	—
Advances from borrowers for taxes and insurance	1,256	1,256	—	1,256	—
Advances from Federal Home Loan Bank	38,000	37,790	—	37,790	—
Repurchase agreements	39,648	39,648	—	39,648	—
Subordinated debentures	10,310	10,310	—	—	10,310

The estimated fair values of financial instruments were as follows at December 31, 2017:

		Estimated	Quoted Prices In Active Markets for Identical	Using Significant Other Observable	Significant Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$21,779	21,779	21,779	—	—
Interest-bearing deposits	3,970	3,970	3,970	—	—
Securities available for sale	209,480	209,480	2,001	205,662	1,817
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,094	1,094	—	1,094	—
Loans receivable	604,286	593,257	—	—	593,257
Accrued interest receivable	3,799	3,799	—	—	3,799
Financial liabilities:
Deposits	732,882	732,942	—	732,942	—
Advances from borrowers for taxes and insurance	766	766	—	766	—
Advances from Federal Home Loan Bank	11,000	10,979	—	10,979	—
Repurchase agreements	47,655	47,655	—	47,655	—
Subordinated debentures	10,310	10,099	—	—	10,099

(7)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Issued in February 2018, ASU 2018-02 seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017. ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate. The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued. The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. The Company is currently reviewing the impact of the adoption of ASU 2018-02 on its Consolidated Financial Statements.

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

The Company files consolidated federal income tax returns and Tennessee excise tax returns. The Company files consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax. The Company has no unrecognized tax benefits and has accrued any interest or penalties for uncertain tax positions. The Company’s effective tax rate changed from 34% to 21% effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017. The effective tax rate differs from the statutory federal rate of 21% and Tennessee excise rate of 6.5% due to investments in qualified municipal securities, bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses. The Company’s effective federal income tax rate varies significantly from our federal statutory tax rate for a variety of factors, including:

•

The Company’s investment in Fort Webb LP, LLC generates tax credits and depreciation expense that the Company can use to offset taxable income. At June 30, 2018, the Company’s balance sheet did not include any equity investment in Fort Webb. The Company has other investments that produce both tax credits and depreciation expense that may be used to offset net income.

•

At June 30, 2018, the Company has $10.5 million in Bank owned life insurance policies. The income generated from these policies increase the cash flow of the policies on a tax free basis. Life insurance proceeds are paid upon the death of a covered party. These proceeds, netted against the current cash value of the policy, result in tax free income to the Company. At June 30, 2018, the Company’s investment portfolio includes $24.6 million of tax free municipal securities. Interest income on this portfolio, after netting out a disallowance for interest expense attributable to this portfolio, is tax exempt.

(9)	ESOP

Substantially all of the Company’s employees who are at least 21 years old and have one year of employment with the Company participate in the 2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”). The ESOP purchased 600,000 shares of the Company’s common stock from the Company on March 2, 2015 at $13.14 per share. The ESOP borrowed $7.9 million from an open-end line of credit from the Company for the purchase of the stock, using the 600,000 shares of common stock as collateral. The Company makes discretionary contributions to the ESOP. The ESOP utilizes these contributions along with the dividends on unearned shares held by the ESOP to repay the loan from the Company. When loan payments are made, ESOP shares are released based on reductions in the principal balance of the loan. The shares are allocated to participants based on relative compensation.

Employees who are not employed on December 31st of each year are not eligible for participation in the ESOP. The Company anticipates that loan payments will be made at the end of each year. Participants receive shares at the end of employment. The Company has the option to repurchase the shares or provide the shares directly to the employee. At June 30, 2018, a total of 2,033 shares have been withdrawn from the plan as a result of former employees making direct common share withdrawals from the plan.

The Company made its third ESOP loan payment in December 2017. At June 30, 2018 and December 31, 2017, shares held by the ESOP were as follows:

	June 30, 2018	December 31, 2017
Accrued for allocation to participants	22,457	—
Earned ESOP shares	165,686	165,686
Shares withdrawn by former participants	(2,033)	—
Unearned ESOP shares	412,091	434,548

Total ESOP shares	598,201	600,234

Fair value of unearned shares	$6,832,469	$6,127,127

(10)	COMMITMENTS AND CONTINGENCIES

At June 30, 2018, the Bank had $32.5 million in outstanding commitments on revolving home equity lines of credit, $17.2 million in outstanding commitments on revolving personal lines of credit and $42.3 million in commitments to originate loans and undisbursed commitments on commercial lines of credit of $69.1 million. At June 30, 2018, the Company had $381,000 in standby letters of credit outstanding.

At June 30, 2018, the Company has $36.4 million in times deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year and $60.4 million in time deposits with balances equal to or greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At June 30, 2018 and December 31, 2017, the Bank has pledged all eligible 1-4 family first mortgages. At June 30, 2018 and December 31, 2017, the Bank has outstanding borrowings of $38.0 million and $23.0 million from the FHLB. A schedule of FHLB borrowings at June 30, 2018 is provided below:

Balance	Rate	Maturity
$15,000,000	2.02%	Overnight
6,000,000	1.18%	7/6/2018
7,000,000	1.55%	1/10/2019
5,000,000	1.73%	1/10/2020
5,000,000	1.92%	10/6/2020

$38,000,000	1.75%

A schedule of FHLB borrowings at December 31, 2017 is provided below:

Balance	Rate	Maturity
$6,000,000	1.18%	7/6/2018
7,000,000	1.55%	1/10/2019
5,000,000	1.73%	1/10/2020
5,000,000	1.92%	10/6/2020

$23,000,000	1.57%

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $46.9 million secured by the Bank’s loan portfolio to secure additional municipal deposits. At June 30, 2018, securities with a book value of $39.3 million and a fair market value of $38.1 million were sold under agreements to repurchase from various customers.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has made the decision to opt-out of this requirement. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 and December 31, 2017 to which it is subject. Management believes, as of June 30, 2018 and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject, including the phase–in requirements of Basel III. The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 are presented below:

	Actual		Minimum Capital Required		To be Well Capitalized for Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands, Except Percentages)
As of June 30, 2018
Tier 1 leverage capital to adjusted total assets
Company	$97,574	10.7%	$36,294	4.0%	$45,368	5.0%
Bank	$95,616	10.5%	$36,297	4.0%	$45,371	5.0%

Total capital to risk weighted assets
Company	$102,211	15.6%	$52,513	8.0%	$65,641	10.0%
Bank	$100,254	15.3%	$51,946	8.0%	$64,933	10.0%

Tier 1 capital to risk weighted assets
Company	$97,574	14.9%	$39,384	6.0%	$52.513	8.0%
Bank	$95,616	14.6%	$38,960	6.0%	$51,946	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$97,574	14.9%	$29,538	4.5%	n/a	n/a
Bank	$95,616	14.6%	$29,220	4.5%	$42,207	6.5%

As of December 31, 2017
Tier 1 leverage capital to adjusted total assets
Company	$95,709	10.6%	$36,137	4.0%	$45,171	5.0%
Bank	$95,123	10.5%	$36,090	4.0%	$45,112	5.0%

Total capital to risk weighted assets
Company	$100,535	16.0%	$50,352	8.0%	$62,940	10.0%
Bank	$99,949	15.9%	$50,314	8.0%	$62,892	10.0%

Tier 1 capital to risk weighted assets
Company	$95,709	15.2%	$37,764	6.0%	$50,352	8.0%
Bank	$95,123	15.1%	$37,735	6.0%	$50,314	8.0%

Common equity tier 1 capital to risk weighted assets
Company	$95,709	15.2%	$28,323	4.5%	n/a	n/a
Bank	$95,123	15.1%	$28,301	4.5%	$40,880	6.5%

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

The emphasis of this discussion is a comparison of assets, liabilities and stockholders’ equity as of June 30, 2018 to December 31, 2017, while comparing income and expenses for the three and six month periods ended June 30, 2018 and June 30, 2017. All information should be read in conjunction with the Company’s unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

Comparison of Financial Condition at June 30, 2018, and December 31, 2018

At June 30, 2018, total assets were $912.7 million compared to $917.6 million at December 31, 2017. For the six month period ended June 30, 2018, the Company’s net loan portfolio has increased $35.2 million to $672.3 million. To fund the Company’s loan growth, the Company reduced cash and cash equivalent balances by $25.7 million and securities available for sale by $15.8 million in the six month period ended June 30, 2018.

At June 30, 2018, total deposits declined by $20.8 million to $733.2 million. At June 30, 2018, interest-bearing checking accounts totaled $198.7 million, a decline of $9.8 million compared to December 31, 2017. At June 30, 2018, non-interest bearing checking accounts totaled $136.0 million, 18.5% of total deposits. Historically, the Company’s total deposits are lower at June 30th than at any other time of the year due to our level of municipal deposits and agri-business interest. In the current year, the pricing of deposits has become more challenging, forcing the Company to increase its interest expense to maintain adequate funding levels.

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

Comparison of Operating Results for the Six Month Periods Ended June 30, 2018 and June 30, 2017.

The Company’s net income was $2.8 million for the six month period ended June 30, 2018 compared to net income of $2.1 million for the six month period ended June 30, 2017. The improved level of net income for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 was the result of a $35.9 million increase in the average balance of loans, a $492,000 increase in gains on the sale of investments a $220,000 decline in the Company’s provision for loan loss expense and a reduction in the Company’s federal tax rate from 34% to 21%.

The Company’s total interest income for the six month period ended June 30, 2018 was $17.9 million, compared to $16.6 million for the six month period ended June 30, 2017. The increase in net interest income for the three month period ended June 30, 2018 compared to June 30, 2017 was largely due to the increase in the average balance of loans.

For the six month period ended June 30, 2018, the average balance of total interest bearing liabilities declined by $2.8 million compared to the six month period ended June 30, 2017. Despite the decline in interest bearing liabilities, the Company’s total interest expense for the six month period ended June 30, 2018 increased by $587,000, to $3.4 million compared to the six month period ended June 30, 2017. For the six month period ended June 30, 2018, the cost of average total deposits was 0.71% compared to 0.63% for the six month period ended June 30, 2017. In addition to increases in our cost of deposits, the interest expense on the Company’s floating rate subordinated debt has increased to $260,000 for the six month period ended June 30, 2018 from $212,000 for the six month period ended June 30, 2017 due to increases in the three month Libor rate. For the six month periods ended June 30, 2018 and June 30, 2017, the Company’s cost of interest bearing liabilities was 1.00% and 0.83%, respectively. The increase in interest expense is the result of increases in short term interest rates spurred by the decision of the Open Market Committee of the Federal Reserve Board of Governors to increase its stated overnight Federal Funds (“Fed Funds”) rate.

For the six month period ended June 30, 2018, the Company’s tax equivalent yield on loans was 4.66% compared to 4.44% for the six month period ended June 30, 2017. For the six month period ended June 30, 2018, the Company’s tax equivalent yield on tax free municipal investments was 4.01% compared to 5.04% for the six month period ended June 30, 2017. The reduction in Company’s stated tax rate from 34% to 21% significantly reduced our tax equivalent yield on tax free investments. For the six month periods ended June 30, 2018 and June 30, 2017, the Company’s net interest margin was 3.45% and 3.35%. The increase in net interest margin occurred as result of loan growth and increases in loan yields due to increases in the Prime Rate. At June 30, 2018, the interest rate yield between the two year treasury and ten year treasury was 0.33%, very narrow by historical terms. The continued flattening of the yield curve is likely to reduce the Company’s net interest margins in the future.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the six month periods ended June 30, 2018 and June 30, 2017. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate six month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. On January 1, 2018, the Company’s stated tax rate decreased from 34.0% to 21.0%, reducing the tax equivalent yield on tax free loans and tax free municipal investments.

The table adjusts tax-free investment income by $105,000 for the six month period ended June 30, 2018 and $279,000 for the six month period ended June 30, 2017, for a tax equivalent rate using a cost of funds rate of 1.00% for the six month period ended June 30, 2018 and 0.83% for the six month period ended June 30, 2017. The table adjusts tax-free loan income by $9,000 for the six month period ended June 30, 2018 and $21,000 for the six month period ended June 30, 2017, for a tax equivalent rate using the same cost of funds rate.

	Average Balance 6/30/2018	Income and Expense 6/30/2018	Average Rates 6/30/2018	Average Balance 6/30/2017	Income and Expense 6/30/2017	Average Rates 6/30/2017
	(Table Amounts in Thousands, Except Percentages)
Loans receivable, net	$657,973	15,344	4.66%	618,430	13,720	4.44%
Taxable securities, AFS	157,134	2,112	2.69%	177,044	2,273	2.57%
Non-taxable securities, AFS	26,254	526	4.01%	33,391	842	5.04%
Other interest bearing deposits	4,041	45	2.23%	7,565	44	1.16%

Total interest earning assets	845,402	18,027	4.26%	836,430	16,879	4.04%

Other assets	65,555			73,072

Total assets	$910,957			$909,502

Retail time deposits	238,456	1,397	1.17%	258,518	1,342	1.04%
Brokered deposits	56,206	447	1.59%	47,461	280	1.18%
Interest bearing checking	215,319	704	0.65%	221,580	660	0.60%
Saving / MMDA	100,175	88	0.18%	99,294	82	0.17%
FHLB borrowings	27,856	226	1.62%	12,298	62	1.01%
Repurchase agreements	38,837	325	1.67%	40,482	222	1.10%
Subordinated debentures	10,310	260	5.04%	10,310	212	4.11%

Total interest bearing liabilities	687,159	3,447	1.00%	689,943	2,860	0.83%

Non-interest bearing deposits	133,244			127,447
Other liabilities	4,059			3,987
Stockholders’ equity	86,495			88,125

Total liabilities and stockholders’ equity	$910,957			909,502

Net interest income		14,580			14,019

Net interest spread			3.26%			3.21%

Net interest margin			3.45%			3.35%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. At June 30, 2018, the Company’s reduced level of non-accrual and substandard loans reduced the amount of funding necessary for the allowance for loan loss account. The Company determined that an additional $130,000 in provision for loan loss was required for the six month period ended June 30, 2018 compared to a $350,000 provision for loan loss expense for the six month period ended June 30, 2017.

Non-Interest Expenses. For the six month period ended June 30, 2018, non-interest expenses were $15.1 million compared to $14.9 million for the six month period ended June 30, 2017. For the six month period ended June 30, 2018, data processing expenses increased $239,000 compared to the six month period ended June 30, 2017 due to the Company’s receipt of a $225,000 one-time reimbursement of expenses from a vendor in June of 2017. For the six month period ended June 30, 2018, professional services expenses were $965,000, representing an increase of $153,000 compared to the six month period ended June 30, 2017. The increase in professional services is largely the result of legal expenses incurred in early 2018.

Income Taxes. The effective tax rate for the six month periods ending June 30, 2018 was 15.6% as a result of the Tax Cuts and Jobs Act of 2017. For the six month period ended June 30, 2017, the Company’s effective tax rate was 19.5%.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2018 and June 30, 2017.

The Company’s net income was $1.7 million for the three month period ended June 30, 2018, compared to net income of $1.1 million for the three month period ended June 30, 2017. The improved level of net income for the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017 was largely the result of loan portfolio growth, a $467,000 increase in the gain on sale of investments and a reduction in the federal tax rate.

The Company’s total interest income for the three month period ended June 30, 2018 was $9.1 million, compared to $8.4 million for the three month period ended June 30, 2017. The increase in net interest income for the three month period ended June 30, 2018 compared to June 30, 2017 was largely due to the $43.7 million increase in the average balance of loans outstanding.

For the three month period ended June 30, 2018, total interest expense was $1.8 million compared to $1.5 million for the three month period ended June 30, 2017. For the three month period ended June 30, 2018, total interest bearing liabilities were $689.2 million, representing an increase of $30,000 compared to the three month period ended June 30, 2017. The increase in interest expense is the result of increases in short term interest rates spurred by the decision of the Open Market Committee of the Federal Reserve Board of Governors to increase its stated overnight Fed Funds rate. For the three month period ended June 30, 2018, the cost of average total deposits was 0.75% compared to 0.63% for the three month period ended June 30, 2017. Based on current fed funds future projections, Management anticipates that the Company’s total cost of deposits will continue to increase into the foreseeable future.

For the three month periods ended June 30, 2018 and June 30, 2017, the Company’s cost of interest bearing liabilities was 1.06% and 0.84%. In addition to increases in our cost of deposits, the interest expense on the Company’s floating rate subordinated debt has increased from $122,000 for the three month period ended June 30, 2018 from $102,000 for the three month period ended June 30, 2017 due to increases in the three month Libor rate.

For the three month period ended June 30, 2018, the Company’s tax equivalent yield on loans was 4.72% compared to 4.38% for the three month period ended June 30, 2017. For the three month period ended June 30, 2018, the Company’s tax equivalent yield on tax free municipal investments was 4.04% compared to 5.00% for the three month period ended June 30, 2017. For the three month periods ended June 30, 2018 and June 30, 2017, the Company’s net interest margin was 3.45% and 3.39%. The increase in net interest margin occurred as result of loan growth and increases in the average balance of loans.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended June 30, 2018 and June 30, 2017. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. On January 1, 2018, the Company’s stated tax rate decreased from 34.0% to 21.0%, reducing the tax equivalent yield on tax free loans and tax free municipal investments.

The table adjusts tax-free investment income by $51,000 for the three month period ended June 30, 2018 and $139,000 for the three month period ended June 30, 2017, for a tax equivalent rate using a cost of funds rate of 1.06% for the three month period ended June 30, 2018 and 0.84% for the three month period ended June 30, 2017. The table adjusts tax-free loan income by $4,000 for the three month period ended June 30, 2018 and $12,000 for the three month period ended June 30, 2017, for a tax equivalent rate using the same cost of funds rate.

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	6/30/2018	6/30/2018	6/30/2018	6/30/2017	6/30/2017	6/30/2017
	(Table Amounts in Thousands, Except Percentages)
Loans receivable, net	$666,301	7,862	4.72%	622,606	6,975	4.48%
Taxable securities, AFS	153,723	1,033	2.69%	177,260	1,155	2.61%
Non-taxable securities, AFS	25,670	259	4.04%	32,919	419	5.09%
Other interest bearing deposits	3,735	16	1.71%	5,888	21	1.43%

Total interest earning assets	849,429	9,170	4.32%	838,673	8,570	4.09%

Other assets	63,565			70,359

Total assets	$912,994			$909,032

Retail time deposits	236,333	723	1.22%	257,956	678	1.05%
Brokered deposits	58,476	259	1.77%	48,866	145	1.19%
Interest bearing checking	215,286	363	0.67%	223,444	334	0.60%
Saving / MMDA	98,217	47	0.19%	98,317	40	0.16%
FHLB borrowings	32,011	134	1.67%	11,176	30	1.07%
Repurchase agreements	38,604	171	1.77%	39,138	119	1.22%
Subordinated debentures	10,310	138	5.35%	10,310	108	4.19%

Total interest bearing liabilities	689,237	1,835	1.06%	689,207	1,454	0.84%

Non-interest bearing deposits	133,075			128,078
Other liabilities	4,099			3,915
Stockholders’ equity	86,583			87,832

Total liabilities and stockholders’ equity	$912,994			909,032

Net interest income		7,335			7,116

Net interest spread			3.26%			3.25%

Net interest margin			3.45%			3.39%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $62,000 in provision for loan loss was required for the three month period ended June 30, 2018 compared to a $59,000 provision for loan loss expense for the three month period ended June 30, 2017.

Non-Interest Expenses. For the three month period ended June 30, 2018, non-interest expenses were $7.6 million compared to $7.2 million for the three month period ended June 30, 2017. For the three month period ended June 30, 2018, total salaries and benefits expense was $4.1 million compared to $4.0 million for the three month period ended June 30, 2017. In June of 2017, the Company’s one-time receipt of a $225,000 reimbursement of data processing expenses resulting in the most significant change in total non-interest expenses.

Income Taxes. The effective tax rate for the three month periods ending June 30, 2018 was 16.1% due to the reduction in the Company’s effective tax rate as a result of the Tax Cuts and Jobs Act of 2017. For the three month period ended June 30, 2017, the Company’s effective tax rate was 24.4%.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement. At June 30, 2018, the Bank’s brokered deposits consisted of the following:

Issue Date	Coupon Rate	Balance	Date of Maturity
2/15/2018	1.50%	3,130,000	7/16/2018
8/15/2017	1.45%	5,854,000	8/15/2018
1/12/2017	1.25%	5,074,000	9/12/2018
7/10/2017	1.40%	1,079,000	10/10/2018
7/19/2017	1.50%	2,060,000	11/19/2018
2/15/2017	1.30%	4,278,000	12/15/2018
10/11/2017	1.55%	5,000,000	1/11/2019
8/16/2016	1.00%	1,008,000	2/16/2019
6/19/2018	2.10%	2,931,000	3/19/2019
4/12/2018	2.00%	6,036,000	4/12/2019
7/22/2016	1.00%	2,138,000	5/22/2019
5/10/2018	2.20%	4,931,000	7/10/2019
7/29/2016	1.05%	2,964,000	7/29/2019
8/16/2016	1.10%	1,978,000	8/16/2019
6/19/2018	2.40%	2,822,000	9/19/2019
2/15/2018	2.20%	3,417,000	2/15/2020
4/12/2018	2.50%	4,190,000	1/12/2021
5/10/2018	2.70%	5,680,000	3/10/2021
6/19/2018	3.00%	3,153,000	6/19/2021

Total	1.84%	67,723,000

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2018 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at June 30, 2018 indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at June 30, 2018 for the twelve month period ending June 30, 2019 is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
		(Dollars in Thousands)
Net interest income	$29,706	$31,069	$31,863	$32,598	$33,341

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2018.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the six month period ended June 30, 2018 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

None

(b)	Use of Proceeds.

Not applicable

(c)	Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares Purchased as part of Publically Announced Programs	Maximum Number of Shares that Yet may be Purchased Under the Program at the end of the period
April 1, 2018 to April 30, 2018	—	—	1,940,394	297,966
May 1, 2018 to May 31, 2018	1,586	$14.00	1,941,980	296,380
June 1, 2018 to June 30, 2018	—	—	1,941,980	296,380

Total	1,586	$14.00	1,941,980	296,380

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and six month periods ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of June 30, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Condensed Statements of Income for the three and six months periods ended June 30, 2018 and June 30, 2017 (unaudited), (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2018 and June 30, 2017 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity for the six month period ended June 30, 2018 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows for the six month periods ended June 30, 2018 and June 30, 2017 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: August 8, 2018	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: August 8, 2018	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer