Form 10-Q
period 2018-09-30
HOPFED BANCORP INC
filed 2018-11-08
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act: (Check one)

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

As of November 5, 2018, the Registrant had outstanding 6,649,190 shares of the Registrant’s Common stock at $0.01 par value.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and due from banks	$21,987	37,965
Interest-bearing deposits in banks	8,687	7,111

Cash and cash equivalents	30,674	45,076
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	159,282	184,791
Loans held for sale	1,873	1,539
Loans receivable, net of allowance for loan losses of $4,553 at September 30, 2018 and $4,826 at December 31, 2017	663,821	637,102
Accrued interest receivable	3,390	3,589
Foreclosed assets, net	3,533	3,369
Bank owned life insurance	10,587	10,368
Premises and equipment, net	22,072	22,700
Deferred tax assets	2,399	1,764
Other assets	2,816	2,784

Total assets	$904,875	917,510

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$134,297	136,197
Interest-bearing accounts
Checking accounts	185,380	208,496
Savings and money market accounts	97,347	104,347
Other time deposits	309,890	304,969

Total deposits	726,914	754,009
Advances from Federal Home Loan Bank	33,000	23,000
Repurchase agreements	42,043	38,353
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,432	808
Accrued expenses and other liabilities	3,737	3,618

Total liabilities	817,436	830,098

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands, Except Par Value and Share Amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized—500,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,991,170 issued and 6,649,190 outstanding at September 30, 2018 and 7,976,131 issued and 6,637,771 outstanding at December 31, 2017	80	80
Additional paid-in-capital	59,035	58,825
Retained earnings	53,980	51,162
Treasury stock, at cost (1,341,980 shares at September 30, 2018 and 1,338,360 shares at December 31, 2017)	(16,706)	(16,655)
Unearned Employee Stock Ownership Plan (“ESOP”) shares, at cost (400,768 shares at September 30, 2018 and 434,548 share at December 31, 2017)	(5,457)	(5,901)
Accumulated other comprehensive loss	(3,493)	(99)

Total stockholders’ equity	87,439	87,412

Total liabilities and stockholders’ equity	$904,875	917,510

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans	8,164	7,260	23,499	20,959
Investment in securities, taxable	970	1,124	3,082	3,397
Nontaxable securities available for sale	189	233	610	796
Interest-bearing deposits	21	18	66	62

Total interest and dividend income	9,344	8,635	27,257	25,214

Interest expense:
Deposits	1,694	1,206	4,330	3,570
FHLB borrowings	210	89	436	151
Repurchase agreements	188	130	513	352
Subordinated debentures	139	112	399	324

Total interest expense	2,231	1,537	5,678	4,397

Net interest income	7,113	7,098	21,579	20,817
Provision for loan losses	74	71	204	421

Net interest income after provision for loan losses	7,039	7,027	21,375	20,396

Non-interest income:
Service charges	756	819	2,189	2,423
Merchant card	316	299	954	916
Mortgage origination revenue	338	335	1,146	947
Gain on sale of investments	5	162	513	178
Income from bank owned life insurance	75	95	219	402
Income from financial services	184	134	499	419
Other operating income	219	186	481	877

Total non-interest income	1,893	2,030	6,001	6,162

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Non-interest expenses:
Salaries and benefits	4,134	3,919	12,367	12,132
Occupancy	785	716	2,314	2,220
Data processing	807	795	2,356	2,105
State deposit tax	158	169	487	600
Professional services	489	409	1,454	1,221
Advertising	329	240	975	989
Foreclosure, net	20	(25)	35	89
Loss on sale of asset	1	—	10	3
Other operating expenses	789	945	2,628	2,731

Total non-interest expense	7,512	7,168	22,626	22,090

Income before income tax expense	1,420	1,889	4,750	4,468
Income tax expense	180	486	699	989

Net income	1,240	1,403	4,051	3,479

Net income per share:
Basic	$0.20	$0.22	$0.65	$0.56

Diluted	$0.20	$0.22	$0.65	$0.56

Dividend per share	$0.07	$0.05	$0.19	$0.14

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Net income	$1,240	1,403	4,051	3,479
Other comprehensive income, net of tax:
Unrealized (loss) gain on non-other than temporary impaired investment securities available for sale, net of taxes of $202 and $24 for the three month periods ended September 30, 2018 and September 30, 2017; and $856 and ($223) for the nine month periods ended September 30, 2018 and September 30, 2017.	(763)	(44)	(3,222)	431
Unrealized (loss) gain on OTTI securites, net of taxes of $0 and $52 for the three month periods ended September 30, 2018 and September 30, 2017; and ($61) and $38 for the nine month periods ended September 30, 2018 and September 30, 2017.	—	(100)	233	(74)
Reclassification adjustment for gains included in net income, net of taxes of $1 and $55 for the three month periods ended September 30, 2018 and September 30, 2017; and $107 and $61 for the nine month periods ended September 30, 2018 and September 30, 2017.	(4)	(107)	(405)	(117)

Total other comprehensive income	(767)	(251)	(3,394)	240

Comprehensive income	$473	1,152	657	3,719

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statement of Stockholders’ Equity

For the Nine Month Period Ended September 30, 2018

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Common Treasury Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2017	6,637,771	$80	58,825	51,162	(16,655)	(5,901)	(99)	87,412
Restricted stock awards	15,039	—	—	—	—	—	—	—
Net income	—	—	—	4,051	—	—	—	4,051
Repurchase of treasury stock	(3,620)	—	—	—	(51)	—	—	(51)
ESOP shares committed to be released	—	—	—	—	—	444	—	444
Change in price of ESOP shares	—	—	91	—	—	—	—	91
Compensation expense, restricted stock awards	—	—	119	—	—	—	—	119
Net change in unrealized gain on securities available for sale, net of income taxes of $902	—	—	—	—	—	—	(3,394)	(3,394)
Cash dividend declared to common shareholders	—	—	—	(1,233)	—	—	—	(1,233)

Balance September 30, 2018	6,649,190	$80	59,035	53,980	(16,706)	(5,457)	(3,493)	87,439

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Nine Month Periods Ended September 30,
	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$6,597	7,702
Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	27,170	40,480
Purchase of securities available for sale	(7,042)	(23,572)
Net increase in loans	(26,831)	(25,806)
Proceeds from sale of foreclosed assets	88	1,666
Purchase of premises and equipment	(319)	(399)

Net cash used in investing activities	(6,934)	(7,631)

Cash flows from financing activities:
Net decrease in demand deposits	(32,016)	(17,376)
Net increase in time and other deposits	4,921	15,723
Increase in advances from borrowers for taxes and insurance	624	422
Advances from Federal Home Loan Bank	87,000	58,000
Repayment of advances from Federal Home Loan Bank	(77,000)	(38,000)
Net increase (decrease) in repurchase agreements	3,690	(9,826)
Purchase of treasury stock	(51)	(584)
Dividends paid on common stock	(1,233)	(868)

Net cash (used in) provided by financing activities	(14,065)	7,491

(Decrease) increase in cash and cash equivalents	(14,402)	7,562
Cash and cash equivalents, beginning of period	45,076	25,749

Cash and cash equivalents, end of period	$30,674	$33,311

Supplemental disclosures of cash flow information:
Interest paid	5,515	4,374

Income taxes paid	33	421

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements include the accounts of HopFed Bancorp, Inc. (the “Corporation” or “HopFed”) and its subsidiaries (collectively, the “Company”). The Corporation is a parent holding company of Heritage Bank USA, Inc. (the “Bank”). The Banks owns JBMM, LLC, a wholly-owned, limited liability company, which owns and manages the Bank’s foreclosed assets. The Bank also owns Heritage USA Title, LLC, which sells title insurance to the Bank’s real estate loan customers. The Bank owns Fort Webb LP, LLC, which owns a limited partnership interest in Fort Webb Elderly Housing LP, LLC, a low income senior citizen housing facility in Bowling Green, Kentucky. All significant intercompany accounts have been eliminated.

The Bank is a Kentucky commercial bank regulated by the Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). HopFed Bancorp is regulated by the Federal Reserve Bank of Saint Louis (“FED”).

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2018 are not necessarily indicative of results that may be expected the entire fiscal year ending December 31, 2018.

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

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common stock shares outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. For the three and nine month periods ended September 30, 2018 and September 30, 2017, the Company has excluded all unearned shares held by the ESOP.

	For the three month periods Ended September 30,
	2018	2017
Basic EPS:
Net income	$1,240,000	$1,403,000
Average common shares outstanding	6,211,636	6,236,075

Earnings per share	$0.20	$0.22

Diluted EPS
Net income	$1,240,000	$1,403,000
Average common shares outstanding	6,211,636	6,236,075

Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,211,636	6,236,075

Earnings per share, diluted	$0.20	$0.22

	For the nine month periods Ended September 30,
	2018	2017
Basic EPS:
Net income	$4,051,000	$3,479,000
Average common shares outstanding	6,203,453	6,227,955

Earnings per share	$0.65	$0.56

Diluted EPS
Net income	$4,051,000	$3,479,000
Average common shares outstanding	6,203,453	6,227,955

Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,203,453	6,227,955

Earnings per share, diluted	$0.65	$0.56

(3)	SECURITIES

The carrying amount of securities and their estimated fair values at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	$73,957	30	(2,237)	71,750
Taxable municipal bonds	960	2	(7)	955
Tax free municipal bonds	24,086	144	(271)	23,959
Mortgage backed securities	64,700	47	(2,129)	62,618

	$163,703	223	(4,644)	159,282

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	$84,210	536	(653)	84,093
Taxable municipal bonds	1,279	5	(1)	1,283
Tax free municipal bonds	26,412	637	(83)	26,966
Trust preferred securities	1,650	35	—	1,685
Mortgage-backed securities	71,389	201	(826)	70,764

	$184,940	1,414	(1,563)	184,791

The scheduled maturities of debt securities available for sale at September 30, 2018 were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$2,520	$2,522
Due in one to five years	28,341	27,677
Due in five to ten years	13,137	12,734
Due after ten years	6,895	6,822

	50,893	49,755
Amortizing agency bonds	48,110	46,909
Mortgage-backed securities	64,700	62,618

Total securities available for sale	$163,703	$159,282

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of September 30, 2018 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$24,275	(545)	41,874	(1,692)	66,149	(2,237)
Taxable municipal bonds	—	—	508	(7)	508	(7)
Tax free municipal bonds	8,261	(131)	4,329	(140)	12,590	(271)
Mortgage-backed securities	22,582	(681)	34,228	(1,448)	56,810	(2,129)

Total available for sale	$55,118	(1,357)	80,939	(3,287)	136,057	(4,644)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2017 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$41,501	(431)	9,846	(222)	51,347	(653)
Taxable municipal bonds	521	(1)	—	—	521	(1)
Tax free municipal bonds	4,860	(51)	913	(32)	5,773	(83)
Mortgage-backed securities	40,441	(289)	21,566	(537)	62,007	(826)

Total available for sale	$87,323	(772)	32,325	(791)	119,648	(1,563)

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

At September 30, 2018, the Company has 110 securities with unrealized losses. The losses for all securities are considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and are not related to the credit worthiness of the issuers. Furthermore, the Company has the intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments during the nine month period ended September 30, 2018.

At September 30, 2018 and December 31, 2017, securities with a book value of approximately $94.7 million and $119.8 million and a market value of approximately $93.7 million and $118.0 million, respectively, were pledged to various municipalities for deposits in excess of FDIC limits as required by law. At September 30, 2018 and December 31, 2017, securities with a market value of $42.0 million and $38.4 million, respectively, were sold to customers as part of overnight repurchase agreements.

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

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Real estate loans:
One-to-four family first mortgages	$175,021	$163,565
Home equity lines of credit	34,352	35,697
Junior liens	1,131	1,184
Multi-family	30,778	37,445
Construction	34,036	30,246
Land	11,534	14,873
Non-residential real estate	244,283	224,952
Farmland	33,349	36,851

Total mortgage loans	564,484	544,813
Consumer loans	7,945	8,620
Commercial loans	96,448	88,938

Total other loans	104,393	97,558

Total loans	668,877	642,371
Deferred loan fees, net of cost	(503)	(443)
Less allowance for loan losses	(4,553)	(4,826)

Total loans, net	$663,821	$637,102

Although the Company has a diversified loan portfolio, 84.4% and 84.8% of the portfolio was concentrated in loans secured by real estate at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the majority of these loans are located within the Company’s general operating area.

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

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the nine month period ended September 30, 2018:

	Balance 12/31/2017	Charge offs 2018	Recoveries 2018	Provision 2018	Ending Balance 9/30/2018
	(Dollars in Thousands)
One-to-four family mortgages	$747	(6)	10	201	952
Home equity line of credit	189	—	6	(26)	169
Junior liens	5	—	—	(1)	4
Multi-family	314	—	—	(97)	217
Construction	161	—	—	(17)	144
Land	1,223	(40)	—	(362)	821
Non-residential real estate	789	—	13	451	1,253
Farmland	367	(2)	1	(224)	142
Consumer loans	184	(222)	64	107	133
Commercial loans	847	(307)	6	172	718

Total	$4,826	(577)	100	204	4,553

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2017:

	Balance 12/31/2016	Charge offs 2017	Recoveries 2017	Provision 2017	Ending Balance 12/31/2017
	(Dollars in Thousands)
One-to-four family mortgages	$852	(66)	13	(52)	747
Home equity line of credit	260	—	12	(83)	189
Junior liens	8	—	4	(7)	5
Multi-family	412	—	417	(515)	314
Construction	277	—	—	(116)	161
Land	1,760	(2,608)	559	1,512	1,223
Farmland	778	—	16	(191)	367
Non-residential real estate	964	—	10	(421)	789
Consumer loans	208	(261)	87	150	184
Commercial loans	593	(224)	278	200	847

Total	$6,112	(3,159)	1,396	477	4,826

The table below presents past due and non-accrual balances, excluding loan fees of $503,000, at September 30, 2018 by loan classification allocated between performing and non-performing (Dollars in Thousands):

	Currently Performing	30 - 89 Days Past Due	Past due more than 90 days and Accruing	Non-accrual Loans	Special Mention	Substandard	Total
One-to-four family mortgages	$172,824	1,175	—	463	—	559	175,021
Home equity line of credit	33,978	13	—	346	—	15	34,352
Junior liens	1,127	—	—	4	—	—	1,131
Multi-family	30,778	—	—	—	—	—	30,778
Construction	33,884	152	—	—	—	—	34,036
Land	10,662	—	—	—	872	—	11,534
Non-residential real estate	233,277	205	—	582	4,703	5,516	244,283
Farmland	33,016	99	—	—	234	—	33,349
Consumer loans	7,582	39	—	7	—	317	7,945
Commercial loans	91,535	97	—	439	1,620	2,757	96,448

Total	$648,663	1,780	—	1,841	7,429	9,164	668,877

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

At September 30, 2018, there were no loans more than 90 days past due and accruing interest. At December 31, 2017, there were $88,000 in loans more than 90 days past due accruing interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2018 and December 31, 2017 by portfolio segment and based on the impairment method.

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
September 30, 2018:	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$110	—	15	—	79	204
Collectively evaluated for impairment	608	965	1,597	1,125	54	4,349

Total ending allowance balance	$718	965	1,612	1,125	133	4,553

Loans:
Loans individually evaluated for impairment	$2,935	—	5,571	—	316	8,822
Loans collectively evaluated for impairment	93,513	45,570	302,839	210,504	7,629	660,055

Total ending loans balance	$96,448	45,570	308,410	210,504	7,945	668,877

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2017:	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$233	—	2	—	54	289
Collectively evaluated for impairment	614	1,384	1,468	941	130	4,537

Total ending allowance balance	$847	1,384	1,470	941	184	4,826

Loans:
Loans individually evaluated for impairment	$1,416	515	7,532	257	217	9,937
Loans collectively evaluated for impairment	87,522	44,604	291,716	200,189	8,403	632,434

Total ending loans balance	$88,938	45,119	299,248	200,446	8,620	642,371

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

Loans by classification type and credit risk indicator at September 30, 2018 and December 31, 2017 were as follows:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$173,999	—	1,022	—	175,021
Home equity line of credit	33,991	—	361	—	34,352
Junior liens	1,127	—	4	—	1,131
Multi-family	30,778	—	—	—	30,778
Construction	34,036	—	—	—	34,036
Land	10,662	872	—	—	11,534
Non-residential real estate	233,482	4,703	6,098	—	244,283
Farmland	33,115	234	—	—	33,349
Consumer loans	7,621	—	324	—	7,945
Commercial loans	91,632	1,620	3,196	—	96,448

Total	$650,443	7,429	11,005	—	668,877

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$162,993	—	572	—	163,565
Home equity line of credit	35,285	—	412	—	35,697
Junior liens	1,184	—	—	—	1,184
Multi-family	37,445	—	—	—	37,445
Construction	30,246	—	—	—	30,246
Land	14,318	—	555	—	14,873
Non-residential real estate	216,901	979	7,072	—	224,952
Farmland	35,253	1,147	451	—	36,851
Consumer loans	8,376	—	244	—	8,620
Commercial loans	83,892	3,572	1,474	—	88,938

Total	$625,893	5,698	10,780	—	642,371

Impaired loans by classification type and the related valuation allowance amounts at September 30, 2018 were as follows:

	At September 30, 2018			For the nine month period ended September 30, 2018

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$1,022	1,022	—	888	40
Home equity line of credit	361	361	—	326	23
Junior liens	4	4	—	2	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	390	21
Non-residential real estate	527	527	—	5,173	225
Farmland	—	——	—	138	—
Consumer loans	8	8	—	5	—
Commercial loans	261	261	—	2,053	126

Total	2,183	2,183	—	8,975	435

Impaired loans with a specific allowance
One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Non-residential real estate	5,571	5,571	15	1,394	11
Farmland	—	—	—	—	—
Consumer loans	316	316	87	304	—
Commercial loans	2,935	2,935	110	956	17

Total	8,822	8,822	204	2,654	28

Total	$11,005	11,005	204	11,629	463

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2017 were as follows:

	At December 31, 2017			For the year ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$257	257	—	1,235	35
Home equity line of credit	—	—	—	447	26
Junior liens	—	—	—	6	—
Multi-family	—	—	—	1,135	—
Construction	—	—	—	—	—
Land	515	515	—	837	44
Non-residential real estate	7,086	7,086	—	8,979	395
Farmland	444	444	—	1,094	35
Consumer loans	—	—	—	8	2
Commercial loans	875	875	—	1,571	46

Total	9,177	9,177	—	15,312	583

Impaired loans with a specific allowance
One-to-four family mortgages	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	4,006	—
Non-residential real estate	2	2	2	88	2
Farmland	—	—	—	195	—
Consumer loans	217	217	54	248	—
Commercial loans	541	541	233	479	13

Total	760	760	289	5,016	15

Total impaired loans	$9,937	9,937	289	20,328	598

At September 30, 2018 non-accrual loans totaled $1.8 million, or 0.28% of total loans compared to $1.3 million, or 0.20% of total loans, at December 31, 2017. At September 30, 2018, all non-accrual loans with the exception of one junior lien loan are classified as substandard. At September 30, 2018, the Company is not obligated to lend additional funds to borrowers who have been placed in non-accrual status. There are no loans accruing interest that are past due more than 90 days at September 30, 2018. At December 31, 2017, there was one loan, totaling $88,000 that was past due more than 90 days and accruing interest.

At September 30, 2018 and December 31, 2017, the Company’s balances in non-accrual loans by loan type is as follows:

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
One-to-four family mortgages	463	266
Home equity line of credit	346	402
Junior Lien	4	4
Land	—	40
Farmland	—	111
Non-residential real estate	582	—
Consumer loans	7	3
Commercial loans	439	459

Total non-accrual loans	1,841	1,285

The following table provides the number of loans remaining in each category as of September 30, 2018 and December 31, 2017 that the Company had previously modified in a TDR:

	Number of Loans	Pre-Modification Outstanding Record Investment	Post Modification Outstanding Record Investment, net of related allowance
September 30, 2018
Non-residential real estate	3	$3,195,191	3,195,191
Commercial	1	322,317	322,317
December 31, 2017
Non-residential real estate	2	3,163,435	3,163,435

In the nine month period ended September 30, 2018, the Company identified two additional loans as TDR. The new commercial loan classified as TDR is secured by equipment and inventory. The TDR classification is the result of the borrower’s declining financial condition, prompting the Company to lengthen the amortization period of the loan. The length of the current amortization period is outside of our loan policy and results in a TDR classification. The loan has a one year balloon feature and the borrower’s financial condition will be re-evaluated at that time.

The new non-residential real estate loan classified as a TDR is an owner occupied property in which the owner’s cash flow is declining. In September of 2018, the bank agreed to a six month interest only forbearance to provide financial relieve to the customer while he attempts to sell either the building or entire business.

There were no loans as of September 30, 2018 that have been modified as TDRs and that subsequently defaulted within twelve months on their modified terms. At September 30, 2018, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR.

For the nine month period ended September 30, 2018, a summary of the activity of loans classified as TDR includes (Dollars in Thousands):

	Balance at 12/31/17	New TDR	Loan Amortization	Balance at 9/30/18
Non-residential real estate	$3,163	322	(56)	$3,429
Commercial loans	—	89	—	89

Total performing TDR	$3,163	322	(56)	$3,518

(5)	FORECLOSED ASSETS

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

For the nine month period ended September 30, 2018, the Company’s activity in foreclosed property included the following:

		Activity During 2018
	Balance 12/31/2017	Foreclosure	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 9/30/2018
	(Dollars in Thousands)
One-to-four family mortgages	$169	241	(88)	(5)	16	$333
Land	3,200	—	—	—	—	3,200

Total	$3,369	241	(88)	(5)	16	$3,533

The Company’s activity in foreclosed assets for the twelve month period ended December 31, 2017 is as follows:

		Activity During 2017
	Balance 12/31/2016	Foreclosure	Sales	Reduction in Values	Gain (Loss) on Sale	Balance 12/31/2017
		(Dollars in Thousands)
One-to-four family mortgages	$135	1,069	(1,182)	—	147	$169
HELOC	28	—	(18)	(10)	—	—
Land	—	3,200	—	—	—	3,200
Multi-family	1,775	—	(1,761)	—	(14)	—
Non-residential	459	43	(500)	—	(2)	—

Total	$2,397	4,312	(3,461)	(10)	131	$3,369

(6)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at September 30, 2018 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 9/30/2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	$71,750	—	71,750	—
Taxable municipals	955	—	955	—
Tax-free municipals	23,959	—	23,959	—
Mortgage backed securities	62,618	—	62,618	—

Total	$159,282	—	159,282	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below:

Description	Total carrying value in the consolidated balance sheet at 12/31/2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	$84,093	—	84,093	—
Taxable municipals	1,283	—	1,283	—
Tax-free municipals	26,966	—	26,966	—
Trust preferred securities	1,685	—	—	1,685
Mortgage backed securities	70,764	—	70,764	—

Total	$184,791	—	183,106	1,685

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for September 30, 2018:

Description	Total carrying value in the consolidated balance sheet at September 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets
Foreclosed assets	$3,533	—	—	3,533
Impaired loans, net of allowance of $204	$182	—	—	182

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2017:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
(Dollars in Thousands)
Assets
Foreclosed assets	$3,369	—	—	3,369
Impaired loans, net of allowance of $289	$473	—	—	473

The following table provides a reconciliation for trust preferred securities owned by the Company and measured at fair value on a recurring basis using Level 3 inputs, during the three and nine month periods ended September 30, 2018 and September 30, 2017:

	For the three month periods		For the nine month periods
	Ended September 30		Ended September 30,
	(Dollars in Thousands)
	2018	2017	2018	2017
Balance at beginning of period	$—	1,865	1,685	1,817
Accretion included in net income	—	4	4	13
Unrealized gains (loss) included in comprehensive income	—	(152)	294	(113)
Call of security - book value	—	—	(1,658)	—
Realized gain on call of security	—	—	(325)	—

Balance at end of period	$—	1,717	—	1,717

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at September 30, 2018 and December 31, 2017:

	Level 3 Significant Unobservable Input Assumptions
	Fair Value	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs
		(Dollars in Thousands)
September 30, 2018
Assets measured on a non-recurring basis
Foreclosed assets	$ 3,533	Discount to appraised value of collateral. Auction results	Appraisal comparability adjustments	10% to 25%
Impaired loans	386	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%
Asset measured on a recurring basis

December 31, 2017
Assets measured on a non-recurring basis
Foreclosed assets	$ 3,369	Discount to appraised value of collateral	Appraisal comparability adjustments	30% to 55%
Impaired loans	760	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 15%
Asset measured on a recurring basis
Trust preferred securities	1,685	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor 4% to 6%

The estimated fair values of financial instruments were as follows at September 30, 2018:

			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$21,987	21,987	21,987	—	—
Interest-bearing deposits	8,687	8,627	8,627	—	—
Securities available for sale	159,282	159,282	—	159,282	—
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,873	1,873	—	1,873	—
Loans receivable	663,821	633,187	—	—	633,187
Accrued interest receivable	3,390	3,390	—	—	3,390
Financial liabilities:
Deposits	726,914	725,466	—	725,466	—
Advances from borrowers for taxes and insurance	1,433	1,433	—	1,433	—
Advances from Federal Home Loan Bank	33,000	32,772	—	32,772	—
Repurchase agreements	42,043	42,043	—	42,043	—
Subordinated debentures	10,310	10,310	—	—	10,310

The estimated fair values of financial instruments were as follows at December 31, 2017:

				Using
			Quoted Prices	Significant
			In Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$21,779	21,779	21,779	—	—
Interest-bearing deposits	3,970	3,970	3,970	—	—
Securities available for sale	209,480	209,480	2,001	205,662	1,817
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,094	1,094	—	1,094	—
Loans receivable	604,286	593,257	—	—	593,257
Accrued interest receivable	3,799	3,799	—	—	3,799
Financial liabilities:
Deposits	732,882	732,942	—	732,942	—
Advances from borrowers for taxes and insurance	766	766	—	766	—
Advances from Federal Home Loan Bank	11,000	10,979	—	10,979	—
Repurchase agreements	47,655	47,655	—	47,655	—
Subordinated debentures	10,310	10,099	—	—	10,099

(7)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company files consolidated federal income tax returns and Tennessee excise tax returns. The Company files consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax. The Company has no unrecognized tax benefits and has accrued any interest or penalties for uncertain tax positions. The Company’s effective tax rate changed from 34% to 21% effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017. The effective tax rate differs from the statutory federal rate of 21% and Tennessee excise rate of 6.5% due to investments in qualified municipal securities, bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses. The Company’s effective federal income tax rate varies significantly from our federal statutory tax rate for a variety of factors, including:

•

The Company’s investment in Fort Webb LP, LLC generates tax credits and depreciation expense that the Company can use to offset taxable income. At September 30, 2018, the Company’s balance sheet did not include any equity investment in Fort Webb. The Company has other investments that produce both tax credits and depreciation expense that may be used to offset net income.

•

At September 30, 2018, the Company has $10.6 million in Bank owned life insurance policies. The income generated from these policies increase the cash flow of the policies on a tax free basis. Life insurance proceeds are paid upon the death of a covered party. These proceeds, netted against the current cash value of the policy, result in tax free income to the Company.

•

At September 30, 2018, the Company’s investment portfolio includes $24.0 million of tax free municipal securities. Interest income on this portfolio, after netting out a disallowance for interest expense attributable to this portfolio, is tax exempt.

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

Employees who are not employed on December 31st of each year are not eligible for participation in the ESOP. Exceptions to this rule occur when the employee retires a normal retirement age, dies or becomes permanently disabled.

At September 30, 2018 and December 31, 2017, shares held by the ESOP were as follows:

	September 30, 2018	December 31, 2017
Accrued for allocation to participants	$33,780	—
Earned ESOP shares	165,686	165,686
Shares withdrawn by former participants	(2,033)	—
Unearned ESOP shares	400,768	434,548

Total ESOP shares	598,201	600,234

Fair value of unearned shares	$7,013,440	6,127,127

The Company anticipates that a loan payment will be made in December 2018 and each December thereafter. Participants may receive either cash for their shares or receive common stock at the termination of their employment typically in the second quarter of the year after the termination of their employment.

(10)	COMMITMENTS AND CONTINGENCIES

At September 30, 2018, the Bank had $31.8 million in outstanding commitments on revolving home equity lines of credit, $16.0 million in outstanding commitments on revolving personal lines of credit and $47.7 million in commitments to originate loans and undisbursed commitments on commercial lines of credit of $57.8 million. At September 30, 2018, the Company had $355,000 in standby letters of credit outstanding.

At September 30, 2018, the Company has $38.2 million in times deposits greater than $100,000 but less than $250,000 that are schedule to mature in one year or less and $57.3 million in time deposits with balances equal to or greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At September 30, 2018 and December 31, 2017, the Bank has pledged all eligible 1-4 family first mortgages. At September 30, 2018 and December 31, 2017, the Bank has outstanding borrowings of $33.0 million and $23.0 million, respectively, from the FHLB. A schedule of FHLB borrowings at September 30, 2018 is provided below:

Outstanding Balance	Rate	Maturity
	(Dollars in Thousands, Except Percentages)
$7,000	1.55%	1/10/2019
5,000	2.56	7/10/2019
5,000	1.73	1/10/2020
5,000	2.84	7/10/2020
5,000	1.92	10/6/2020
6,000	3.01	7/6/2023

$33,000	2.25

A schedule of FHLB borrowings at December 31, 2017 is provided below:

Outstanding Balance	Rate	Maturity
	(Dollars in Thousands, Except Percentages)
$5,000	0.88%	10/06/2017
6,000	1.18	07/06/2018
7,000	1.55	01/10/2019
5,000	1.73	01/10/2020

$23,000	1.35

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $47.6 million secured by the Bank’s loan portfolio to secure additional municipal deposits. At September 30, 2018, securities with a book value of $39.3 million and a fair market value of $38.1 million were sold under agreements to repurchase from various customers.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has made the decision to opt-out of this requirement. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 and December 31, 2017 to which it is subject. Management believes, as of September 30, 2018 and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject, including the phase–in requirements of Basel III.

The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 are presented below:

					To be Well
					Capitalized for
			Minimum Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands, Except Percentages)
As of September 30, 2018
Tier 1 leverage capital to adjusted total assets
Company	$98,532	10.9%	$36,161	4.0%	$45,201	5.0%
Bank	$97,110	10.8%	$36,115	4.0%	$45,143	5.0%
Total capital to risk weighted assets
Company	$103,085	15.9%	$51,750	8.0%	$64,688	10.0%
Bank	$101,663	15.8%	$51,639	8.0%	$64,549	10.0%
Tier 1 capital to risk weighted assets
Company	$98,532	15.2%	$38,813	6.0%	$51,750	8.0%
Bank	$97,110	15.0%	$38,729	6.0%	$51,639	8.0%
Common equity tier 1 capital to risk weighted assets
Company	$98,532	15.2%	$29,110	4.5%	n/a	n/a
Bank	$97,110	15.0%	$29,047	4.5%	$42,207	6.5%
As of December 31, 2017
Tier 1 leverage capital to adjusted total assets
Company	$95,709	10.6%	$36,137	4.0%	$45,171	5.0%
Bank	$95,123	10.5%	$36,090	4.0%	$45,112	5.0%
Total capital to risk weighted assets
Company	$100,535	16.0%	$50,352	8.0%	$62,940	10.0%
Bank	$99,949	15.9%	$50,314	8.0%	$62,892	10.0%
Tier 1 capital to risk weighted assets
Company	$95,709	15.2%	$37,764	6.0%	$50,352	8.0%
Bank	$95,123	15.1%	$37,735	6.0%	$50,314	8.0%
Common equity tier 1 capital to risk weighted assets
Company	$95,709	15.2%	$28,323	4.5%	n/a	n/a
Bank	$95,123	15.1%	$28,301	4.5%	$40,880	6.5%

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

The emphasis of this discussion is a comparison of assets, liabilities and stockholders’ equity as of September 30, 2018 to December 31, 2017, while comparing income and expenses for the three and nine month periods ended September 30, 2018 and September 30, 2017. All information should be read in conjunction with the Company’s unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

Comparison of Financial Condition at September 30, 2018, and December 31, 2018

At September 30, 2018, total assets were $904.9 million, a decline of $12.6 million compared to December 31, 2017. At September 30, 2018, total deposits declined by $27.1 million to $726.9 million. At September 30, 2018, brokered deposits totaled $73.2 million. At September 30, 2018, interest-bearing checking accounts totaled $185.4 million, a decline of $23.1 million compared to December 31, 2017 due to the loss of two municipal checking accounts. At September 30, 2018, non-interest bearing checking accounts totaled $134.3 million, a decline of $1.9 million increase compared to December 31, 2017. At September 30, 2018, non-interest bearing deposits are approximately 18.5% of total deposits.

For the nine month period ended September 30, 2018, the Company’s net loan portfolio has increased $26.7 million to $663.8 million. To fund the Company’s loan growth and deposit outflows, the Company reduced cash balances by $14.4 million and its available for sale securities portfolio by $25.5 million in the nine month period ended September 30, 2018.

The Company continues to place an emphasis on core funding while attempting to slow the growth of our deposit cost. However, increased competition for deposits is forcing management to increase deposit rates to ensure adequate funding levels. With a significant portion of the investment portfolio pledged to secure municipal deposits, management anticipates that future loan growth will be funded by time deposit growth and will result in reduced net interest margins.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2018 and September 30, 2017.

The Company’s net income was $4.1 million for the nine month period ended September 30, 2018, compared to net income of $3.5 million for the nine month period ended September 30, 2017. The improved level of net income for the nine month period ended September 30, 2018 compared to the nine month period ended September 30, 2017 was largely the result of loan portfolio growth, a $290,000 reduction in the Company’s provision for loan loss expense and a reduction in the Company’s federal tax rate.

The Company’s total interest income for the nine month period ended September 30, 2018 was $27.3 million, compared to $25.2 million for the nine month period ended September 30, 2017. The increase in net interest income for the nine month period ended September 30, 2018 compared to September 30, 2017 was largely due to a $35.4 million increase in the average balance of loans outstanding.

For the nine month period ended September 30, 2018, total interest expense was $5.7 million compared to $4.4 million for the nine month period ended September 30, 2017. For the nine month period ended September 30, 2018, the average balance of interest bearing liabilities was $686.0 million, representing a decline of $3.3 million compared to the average balance of interest bearing liabilities for the nine month period ended September 30, 2017. The increase in interest expense is largely the result of increases in short term interest rates spurred by the decision of the Open Market Committee of the Federal Reserve Board of Governors to increase its stated overnight Federal Funds (“Fed Funds”) rate. For the nine month period ended September 30, 2018, the cost of average total deposits was 0.78% compared to 0.64% for the nine month period ended September 30, 2017.

For the nine month periods ended September 30, 2018 and September 30, 2017, the Company’s cost of interest bearing liabilities was 1.10% and 0.85%, respectively. In addition to increases in our cost of deposits, the interest expense on the Company’s FHLB borrowings has increased to $436,000 for the nine month period ended September 30, 2018 from $151,000 for the nine month period ended September 30, 2017 due to increases in short term interest rates and a $14.0 million increase in the average balance of FHLB borrowings.

For the nine month period ended September 30, 2018, the Company’s tax equivalent yield on loans was 4.73% compared to 4.47% for the nine month period ended September 30, 2017. For the nine month period ended September 30, 2018, the Company’s tax equivalent yield on tax free municipal securities was 3.95% compared to 5.05% for the nine month period ended September 30, 2017. For the nine month periods ended September 30, 2018 and September 30, 2017, the Company’s net interest margin was 3.42% and 3.37%. The increase in net interest margin occurred as result of loan growth and increases in loan yields due to increases in the Prime Rate. The change in the Company’s tax rate at January 1, 2018 reduced our fully tax equivalent yield on tax free municipal bonds by 0.77% and our net interest margin by 0.03%.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the nine month periods ended September 30, 2018 and September 30, 2017. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate nine month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. On January 1, 2018, the Company’s stated tax rate decreased from 34.0% to 21.0%, reducing the tax equivalent yield on tax free loans and tax free municipal investments.

The table adjusts tax-free investment income by $152,000 for the nine month period ended September 30, 2018 and $394,000 for the nine month period ended September 30, 2017, for a tax equivalent rate using a cost of funds rate of 1.10% for the nine month period ended September 30, 2018 and 0.85% for the nine month period ended September 30, 2017. The table adjusts tax-free loan income by $48,000 for the nine month period ended September 30, 2018 and $40,000 for the nine month period ended September 30, 2017, for a tax equivalent rate using the same cost of funds rate.

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	9/30/2018	9/30/2018	9/30/2018	9/30/2017	9/30/2017	9/30/2017
	(Table Amounts in Thousands, Except Percentages)
Loans receivable, net	$661,553	$23,451	4.73%	626,123	$20,999	4.47%
Taxable securities, AFS	153,457	3,082	2.68%	175,891	3,397	2.58%
Non-taxable securities, AFS	25,674	762	3.96%	31,941	1,190	4.97%
Other interest bearing deposits	3,968	66	2.22%	6,490	62	1.27%

Total interest earning assets	844,652	27,361	4.32%	840,445	25,648	4.07%

Other assets	66,114			67,884

Total assets	$910,766			$908,329

Retail time deposits	$237,525	$2,243	1.26%	255,675	$2,032	1.06%
Brokered deposits	62,266	857	1.84%	49,913	454	1.21%
Interest bearing checking	206,576	1,083	0.70%	217,320	960	0.59%
Saving / MMDA	99,243	147	0.20%	99,160	124	0.17%
FHLB borrowings	31,271	436	1.86%	17,222	151	1.17%
Repurchase agreements	38,760	513	1.76%	39,638	352	1.18%
Subordinated debentures	10,310	398	5.15%	10,310	324	4.19%

Total interest bearing liabilities	685,951	5,677	1.10%	689,238	4,397	0.85%

Non-interest bearing deposits	132,695			126,973
Other liabilities	4,436			4,257
Stockholders’ equity	87,684			87,861

Total liabilities and stockholders’ equity	$910,766			$908,329

Net interest income		$21,684			$21,251

Net interest spread			3.22%			3.22%

Net interest margin			3.42%			3.37%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $204,000 in provision for loan loss was required for the nine month period ended September 30, 2018 compared to a $421,000 provision for loan loss expense for the nine month period ended September 30, 2017.

Non-Interest Expenses. For the nine month period ended September 30, 2018, non-interest expenses were $22.6 million, representing an increase of $536,000, or 2.4%, compared to the nine month period ended September 30, 2017. For the nine month period ended September 30, 2018, total salaries and benefits expense increased by $235,000, or 1.9%, compared to the nine month period ended September 30, 2017. For the nine month period ended September 30, 2018, data processing expenses increased by $251,000 as a result of a one-time reimbursement of $225,000 from a vendor in 2017. For the nine month period ended September 30, 2018, professional services increased by $233,000 to $1.5 million as a result of an increase in legal expenses.

Income Taxes. The effective tax rate for the nine month periods ending September 30, 2018 was 14.7% due to the reduction in the Company’s effective tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act of 2017. For the nine month period ended September 30, 2017, the Company’s effective tax rate was 22.1% due to the receipt of proceeds from a bank owned life insurance policy.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2018 and September 30, 2017.

The Company’s net income was $1.2 million for the three month period ended September 30, 2018, compared to net income of $1.4 million for the three month period ended September 30, 2017. The decline in net income for the three month period ended September 30, 2018 compared to the three month period ended September 30, 2017 was largely the result of a $344,000 increase in non-interest expenses and a $157,000 decline in gains on the sale of securities.

The Company’s total interest income for the three month period ended September 30, 2018 was $9.3 million, compared to $8.6 million for the three month period ended September 30, 2017. The increase in net interest income for the three month period ended September 30, 2018 compared to September 30, 2017 was largely due to the $33.4 million increase in the average balance of loans.

For the three month period ended September 30, 2018, total interest expense was $2.2 million compared to $1.5 million for the three month period ended September 30, 2017. For the three month period ended September 30, 2018, total interest bearing liabilities were $683.6 million, representing a decline of $4.3 million compared to the three month period ended September 30, 2017. The increase in interest expense despite a decline in the average balance of interest bearing liabilities is the result of increases in short term interest rates spurred by the decision of the Open Market Committee of the Federal Reserve Board of Governors to increase its stated overnight Federal Funds (“Fed Funds”) rate. For the three month period ended September 30, 2018, the cost of average total deposits was 0.93% compared to 0.65% for the three month period ended September 30, 2017.

For the three month periods ended September 30, 2018 and September 30, 2017, the Company’s cost of interest bearing liabilities was 1.30% and 0.89%. In addition to increases in our cost of deposits, the interest expense on the Company’s FHLB borrowings increased from $89,000 for the three month period ended September 30, 2017 from $210,000 for the three month period ended September 30, 2018 due to increases in both the cost of borrowing and a $11.1 million increase in the average balance of FHLB borrowings.

For the three month period ended September 30, 2018, the Company’s tax equivalent yield on loans was 4.89% compared to 4.57% for the three month period ended September 30, 2017. For the three month period ended September 30, 2018, the Company’s tax equivalent yield on tax free municipal securities was 3.86% compared to 5.07% for the three month period ended September 30, 2017. For the three month periods ended September 30, 2018 and September 30, 2017, the Company’s net interest margin was 3.41% and 3.43%, respectively. On a linked quarter basis, the Company’s net interest margin declined four basis points. As short term interest rates continue to increase, the Company anticipates that out net interest margin may continue to decline.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three month periods ended September 30, 2018 and September 30, 2017. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. On January 1, 2018, the Company’s stated tax rate decreased from 34.0% to 21.0%, reducing the tax equivalent yield on tax free loans and tax free municipal investments.

The table adjusts tax-free investment income by $48,000 for the three month period ended September 30, 2018 and $115,000 for the three month period ended September 30, 2017, for a tax equivalent rate using a cost of funds rate of 1.30% for the three month period ended September 30, 2018 and 0.89% for the three month period ended September 30, 2017. The table adjusts tax-free loan income by $36,000 for the three month period ended September 30, 2018 and $17,000 for the three month period ended September 30, 2017, for a tax equivalent rate using the same cost of funds rate.

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	9/30/2018	9/30/2018	9/30/2018	9/30/2017	9/30/2017	9/30/2017
	(Table Amounts in Thousands, Except Percentages)
Loans receivable, net	$670,314	$8,200	4.89%	$636,955	$7,277	4.57%
Taxable securities, AFS	146,225	970	2.65%	173,624	1,124	2.59%
Non-taxable securities, AFS	24,533	237	3.86%	29,090	348	5.09%
Other interest bearing deposits	3,825	18	1.88%	4,351	18	1.43%

Total interest earning assets	844,897	9,425	4.46%	844,020	8,767	4.15%

Other assets	63,618			64,913

Total assets	$908,515			$908,933

Retail time deposits	$235,694	$846	1.44%	$250,083	$690	1.10%
Brokered deposits	74,187	410	2.21%	54,737	174	1.27%
Interest bearing checking	189,376	379	0.80%	208,940	300	0.57%
Saving / MMDA	97,409	59	0.24%	98,895	42	0.17%
FHLB borrowings	37,989	210	2.21%	26,909	89	1.32%
Repurchase agreements	38,611	188	1.95%	37,978	130	1.37%
Subordinated debentures	10,310	138	5.35%	10,310	112	4.35%

Total interest bearing liabilities	$683,576	$2,230	1.30%	$687,852	$1,537	0.89%

Non-interest bearing deposits	131,615			126,039
Other liabilities	5,572			5,828
Stockholders’ equity	87,752			89,214

Total liabilities and stockholders’ equity	$908,515			$908,933

Net interest income		$7,195			$7,230

Net interest spread			3.16%			3.26%

Net interest margin			3.41%			3.43%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $74,000 in provision for loan loss was required for the three month period ended September 30, 2018 compared to a $71,000 provision for loan loss expense for the three month period ended September 30, 2017.

Non-Interest Expenses. For the three month period ended September 30, 2018, non-interest expenses were $7.5 million compared to $7.2 million for the three month period ended September 30, 2017. For the three month period ended September 30, 2018, total salaries and benefits expense increased $215,000 to $4.1 million compared to the three month period ended September 30, 2017. For the three month period ended September 30, 2018, advertising and professional services expenses were $329,000 and $489.000, representing increases of $89,000 and $80,000 compared to the three month period ended September 30, 2017.

Income Taxes. The effective tax rate for the three month periods ending September 30, 2018 was 12.7% due to the reduction in the Company’s effective tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act of 2017 and the Company’s significant amount of tax free income. For the three month period ended September 30, 2017, the Company’s effective tax rate was 24.4%.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement. At September 30, 2018, the Bank’s brokered deposits consisted of the following:

Issue Date	Coupon	Balance	Maturity
7/10/2017	1.40%	$1,079,000	10/10/2018
7/19/2017	1.50	2,060,000	11/19/2018
2/15/2017	1.30	4,278,000	12/15/2018
10/11/2017	1.55	5,000,000	1/11/2019
8/16/2016	1.00	1,008,000	2/16/2019
6/19/2018	2.10	2,931,000	3/19/2019
4/12/2018	2.00	6,036,000	4/12/2019
7/22/2016	1.00	2,138,000	5/22/2019
5/10/2018	2.20	4,931,000	7/10/2019
7/29/2016	1.05	2,964,000	7/29/2019
8/16/2016	1.10	1,978,000	8/16/2019
6/19/2018	2.40	2,822,000	9/19/2019
2/15/2018	2.20	3,417,000	2/15/2020
9/12/2018	2.55	2,500,000	3/12/2020
7/18/2018	2.70	6,870,000	4/18/2020
4/12/2018	2.50	4,190,000	1/12/2021
5/10/2018	2.70	5,680,000	3/10/2021
6/19/2018	3.00	3,153,000	6/19/2021
7/18/2018	3.00	7,620,000	10/18/2021
9/12/2018	3.00	2,609,000	3/12/2022

Total		$73,264,000

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), Available at the SEC’s website, www.sec.gov , and at the Company’s website, www.bankwitheritage.com, under “Investor Relations” and these “SEC Findings.” The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions, which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The Company’s analysis at September 30, 2018 indicates that changes in interest rates are less likely to result in significant changes in the Company’s annual net interest income. A summary of the Company’s analysis at September 30, 2018 for the twelve month period ending September 30, 2019 is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars in Thousands)
Net interest income	$28,692	$30,214	$31,225	$32,121	$33,070

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2018.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the nine month period ended September 30, 2018 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2018, the Company purchased a total of 1,941,980 outstanding shares of common stock as part of previously announced programs. In November 2017, the Company announced its most recent stock repurchase program under which up to 300,000 shares of the Company’s outstanding common stock, or approximately 4.50% of the total shares outstanding, may be repurchased. The share repurchase program does not obligate the Company to acquire a specific number of shares in any period. During the three month period ended September 30, 2018, the Company repurchased no shares. At September 30, 2018, the Company may repurchase 296,380 shares under the current repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of September 30, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Condensed Statements of Income for the three and nine months periods ended September 30, 2018 and September 30, 2017 (unaudited), (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2018 and September 30, 2017 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity for the nine month period ended September 30, 2018 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 30, 2018 and September 30, 2017 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: November 8, 2018	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: November 8, 2018	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer