Form 10-K
period 2018-12-31
HOPFED BANCORP INC
filed 2019-03-18
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($16.58 per share) at which the stock was sold on June 29, 2018, was approximately $105,862,156. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 6, 2019, 6,648,887 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2018.

PART I

ITEM 1.	BUSINESS

HopFed Bancorp, Inc.

HopFed Bancorp, Inc. (the “Corporation”) is a bank holding company incorporated in the state of Delaware and headquartered in Hopkinsville, Kentucky. The Corporation’s principal business activities are conducted through its wholly-owned subsidiary, Heritage Bank USA, Inc. (the “Bank”), a Kentucky state chartered commercial bank engaged in the business of accepting deposits and providing mortgage, consumer, construction and commercial loans to the general public through its retail banking offices. The Bank’s business activities are primarily limited to western Kentucky and middle and western Tennessee. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (FDIC).

The Bank is a Kentucky commercial chartered bank and is supervised by the Kentucky Department of Financial Institutions (“KDFI”) and the FDIC. Supervision of the Corporation is conducted by the Federal Reserve Bank of Saint Louis (“FRB”).

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

A substantial majority of the Bank’s loans are secured by real estate in the western Kentucky and middle and west Tennessee markets. In addition, all properties reported as foreclosed real estate, which the exception of a $37,000 single-family property that is located in Mississippi, are located in the Company’s general market area. Accordingly, the ultimate ability to collect on a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.

Announced Agreement to Merge

On January 7, 2019, First Financial Corporation (NASDAQ: THFF) (“First Financial”) and the Company jointly announced the execution of a definitive merger agreement under which the Company will merge into First Financial in a cash and stock transaction. Upon completion of the merger, the Bank will merge into First Financial Bank, N.A. (“First Financial Bank”), a wholly owned subsidiary of First Financial.

Under the terms of the merger agreement, which was unanimously approved by the boards of both Companies, stockholders of the Company may elect to receive either (or a combination of) 0.444 shares of First Financial common stock or $21.00 in cash for each share of the Company’s common stock owned. The transaction aggregate payout is subject to proration provisions specified in the merger agreement that provide for a targeted aggregate split of 50% of the Company’s common stock being exchanged for First Financial common stock and 50% for cash. Based upon the $43.01 closing price of First Financial common stock on January 4, 2019 and assuming that a shareholder received 50% stock and 50% cash, the purchase price would be worth $20.05 per share, with an aggregate transaction value of approximately $128.3 million. For more information, please review the Company’s 8-K/A filing with the Securities and Exchange Commission dated January 9, 2019. The proposed merger is subject to approval of both regulators of both Companies and by a vote of HopFed shareholders.

Stock Repurchase Activity

At December 31, 2018, the Company may purchase 296,380 shares of treasury stock under the currently active repurchase program. For the year ended December 31, 2018, the Company purchased 3,620 shares of common stock at a weighted average price of $14.06 per share. At December 31, 2018, the Company owns 1,341,980 shares of the Company’s common stock as treasury stock at a weighted average price of $12.45 per share. The Company’s stock repurchase program remains open but activity has been limited due to merger discussions that were held in 2018.

2015 HopFed Bancorp, Inc. Employee Stock Ownership Plan

On March 2, 2015, the Company implemented the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees who are at least 21 years old with at least one year of employment with the Bank. Bank contributions used to make the ESOP loan payment replaced matching and profit sharing contributions to the Bank’s 401(k) Plan. The Company’s Board of Directors selected three individuals to serve as trustees, Messrs. Peck, Duvall and Dr. Thomas I. Miller.

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

ESOP shares are allocated among participants as the ESOP loan is repaid. The ESOP shares receive dividend payments and dividends on unearned shares may be used to make the ESOP loan payment and for distributions to individuals who are no longer employed by the Bank. For the years ended December 31, 2018 and December 31, 2017, the Company incurred compensation expense of $633,000 and $706,000, respectively, to fund the ESOP loan payment. For the years ended December 31, 2018 and December 31, 2017, the Company’s ESOP released 51,856 and 64,032 shares of stock, respectively, to individual employees participating in the plan at December 31, 2018 and December 31, 2017, respectively.

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

Competition

The Bank faces significant competition both in originating mortgage and other loans and in attracting deposits. The Bank competes for loans based on the types of loans originated, the rates charged and the terms offered on our loan products, the deposit products and rates offered and the convenience and quality of services it provides to customers. The Bank also competes by offering products tailored to the local communities that we serve. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank’s market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

At June 30, 2018, the Bank had an 11.0% share of the deposit market in its combined markets. The Bank’s most significant competition for deposits across its entire market area was Community Financial Services Bank with a deposit rate share of 12.1% and Planters Bank of Kentucky with a deposit market share of 10.2%. At June 30, 2018, U.S. Bank N/A held a deposit market share of 8.0%, F&M Bank of Clarksville, Tennessee held a market share of 7.4% and Regions Bank of Birmingham, Alabama held a market share rate of 7.1%. In addition, each market contains other community banks that provide competitive products and services within individual markets.

Employees

As of December 31, 2018, the Company and the Bank had 220 full-time equivalent employees, none of whom is represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

Bailey “Chip” Knight. Mr. Knight was promoted to Chief Credit Officer on January 15, 2016. Mr. Knight has served as a Market President and Senior Lender of the Company since April 2, 2012. In his position as Market President, Mr. Knight was responsible for all retail and lending functions in the Cheatham County, Tennessee market. As Senior Lender, Mr. Knight’s responsibilities included relationships with the Company’s largest commercial lending clients as well as assisting other commercial loan officers in the calling and structuring of loan agreements. Prior to April 2012, Mr. Knight was the Regional Executive and Team Lead with Capital Bank and GreenBank, where he was responsible for all retail and lending functions in eight offices located in Northern Middle Tennessee. Mr. Knight has over 25 years of commercial banking experience, all in Middle Tennessee and is a lifelong resident of Montgomery County, Tennessee.

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

Regulation of the Bank

General. As a Kentucky-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the KDFI and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the FDIC, not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the KDFI, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

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

Dividends. The KDFI limits the amount of dividends that can be paid by a state chartered commercial bank to its holding company. The limit is established by adding the current year’s net income plus the prior two years net income. The Bank must reduce the amount of accumulated net income over the last two years plus the current year by the amount of dividends paid to the Corporation during the same period of time. At December 31, 2018, the Bank could pay an additional cash dividend of approximately $8.0 million to the Corporation without the prior approval of the KDFI. Future earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

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

Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves at specified levels against their transaction accounts. The Bank met these reserve requirements at December 31, 2018.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with a $4.4 million investment in FHLB stock at December 31, 2018.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources as compared to the Company.

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

The Company has issued trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2018, the Company had outstanding trust preferred securities of $10.3 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of the Company’s dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made to the Company’s common shareholders. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our consolidated financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

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

At December 31, 2018, the Corporation has cash on hand available to pay common dividends and repurchase treasury stock. The Bank may not receive regulatory approval to pay the Corporation a dividend, which would limit the Company’s ability to repurchase treasury stock and to continue to pay a cash dividend to common shareholders.

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

The Company’s announced merger with First Financial Corporation may not occur.

The Company has announced the execution of a definitive merger agreement with First Financial Corporation. After the announcement of the merger agreement, the Company’s stock price increased significantly. The Company’s merger into First Financial requires approval from by various regulatory agencies and by the shareholders of the Company. There is no guarantee that the merger will occur. The Company’s future business prospects may be damaged and the Company’s market capitalization may decline if the announced merger is not consummated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the Bank’s offices at December 31, 2018:

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
	(In thousands)
Main Office:
4155 Lafayette Road Hopkinsville, Kentucky	2006	Owned	$3,802	24,072
Branch Offices:
2700 Fort Campbell Boulevard Hopkinsville, Kentucky	1995	Owned	$1,008	17,625
Downtown Branch Office 605 South Virginia Street Hopkinsville, Kentucky	1997	Owned	$136	756
Murray South Office 210 N. 12th Street Murray, Kentucky	2003	Owned	$1,392	5,600
Murray North Office 1601 North 12th Street Murray, Kentucky	2007	Owned	$987	3,400
Cadiz Branch Office 352 Main Street Cadiz, Kentucky	1998	Owned	$296	2,200
Elkton Branch Office 536 W. Main Street Elkton, Kentucky	1976	Owned	$68	3,400
Benton Branch Office 105 W. 5th Street Benton, Kentucky	2003	Owned	$261	4,800
Benton Branch Office 660 Main Street Benton, Kentucky	2015	Owned	$3,232	7,413
Calvert City Office 35 Oak Plaza Drive Calvert City, Kentucky	2003	Owned	$914	3,400
Carr Plaza Office 607 N. Highland Drive Fulton, Kentucky	2002	Owned	$164	800
Lake Street Office 306 Lake Street Fulton, Kentucky	2002	Leased	$810	400
Nashville Loan Production Office 3200 West End Avenue, Suite 500 Nashville, Tennessee	2014	Leased	$2	3,200
Clarksville Main Street 322 Main Street Clarksville, Tennessee	2007	Owned	$1,242	10,000
Brentwood Loan Production Office 214 Overlook Circle, Suite 105 Brentwood, Tennessee	2016	Leased	$51	1,800

ITEM 2.	PROPERTIES (continued)

	Year Opened	Owned or Leased	Book Value (1)	Approximate Square Footage of Office
	(In thousands)
Murfreesboro Loan Production Office 2670 Memorial Drive, Suite D Murfreesboro, Tennessee	2018	Leased	$24	800
Trenton Road Branch 3845 Trenton Road Clarksville, Tennessee	2006	Owned	$2,069	3,362
Madison Street Office 2185 Madison Street Clarksville, Tennessee	2007	Owned	$1,223	3,950
Houston County Office 1102 West Main Street Erin, Tennessee	2006	Owned	$450	2,390
Ashland City Office 108 Cumberland Street Ashland City, Tennessee	2006	Owned	$1,333	7,058
Pleasant View Office 2556 Highway 49 East Pleasant View, Tennessee	2006	Owned	$746	2,433
Kingston Springs Office 104 West Kingston Springs Road Kingston Springs, Tennessee	2006	Owned	$1,549	9,780

Total			$21,759

(1)	Represents the book value of land, building, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

A cash dividend of $0.04 per share was declared in the first quarter of 2017. A cash dividend of $0.05 per share was declared in the second, third, four quarter of 2017 and the first quarter of 2018. A cash dividend of $0.07 per share was declared in the second, third, and fourth quarter of 2018. The high and low price range of the Company’s common stock for 2018 and 2017 is set forth below:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	High	Low	High	Low
First Quarter	$15.72	$14.01	$15.45	$13.18
Second Quarter	$16.69	$14.41	$15.23	$14.20
Third Quarter	$18.10	$15.64	$14.74	$13.51
Fourth Quarter	$18.10	$13.03	$14.74	$13.63

At February 28, 2019, the Company estimates that is has approximately 900 shareholders, with approximately 700 reported in the name of the shareholder and the remainder recorded in street name.

At December 31, 2018, the Company has 1,341,980 shares of common treasury stock and has an active repurchase plan in which we may purchase up to 296,380 shares of our common stock on the open market or in negotiated transactions. The Company did not purchase any shares during the three month period ended December 31, 2018.

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

Stock Performance Comparison

The following graph, which was prepared by SNL Financial LC (“SNL”), shows the cumulative total return of the Common Stock of the Company since December 31, 2013 compared with the (1) NASDAQ Composite Index, comprised of all U.S. Companies quoted on NASDAQ, (2) the SNL Midwest Thrift Index, comprised of publically traded thrifts and thrift holding companies operating in the Midwestern United States, and (3) the SNL Midwest Bank Index, comprised of publically traded commercial banks and bank holding companies operating in the Midwestern United States. Cumulative total return on the Common Stock or the index equals the total increase in the value since December 31, 2012 assuming reinvestment of all dividends paid into the Common Stock or the index, respectively. The graph was prepared assuming that $100 was invested on December 31, 2013 in the Common Stock, the securities included in the indices.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
HopFed Bancorp, Inc.	100.00	113.19	108.19	123.00	130.09	124.47
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Midwest Bank Index	100.00	108.71	110.36	147.46	158.46	135.31

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION AND OTHER DATA

The following summary of selected financial information and other data does not purport to be complete and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report.

Financial Condition and Other Data

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Total amount of:
Assets	$931,399	$917,510	$891,486	$903,154	$935,785
Loans receivable, net	658,782	637,102	604,286	556,349	539,264
Cash and due from banks	52,050	45,076	25,749	46,926	34,389
Federal Home Loan Bank stock	4,428	4,428	4,428	4,428	4,428
Securities available for sale	170,804	184,791	209,480	237,177	303,628
Deposits	739,837	754,009	732,882	739,406	731,308
Repurchase agreements	53,011	38,353	47,655	45,770	57,358
FHLB advances	33,000	23,000	11,000	15,000	34,000
Subordinated debentures	10,310	10,310	10,310	10,310	10,310
Total stockholders’ equity	90,786	87,412	86,428	87,630	98,402

Number of active:
Real estate loans Outstanding	3,698	3,941	4,359	4,089	4,527
Deposit accounts	33,595	34,663	38,584	44,174	44,183
Offices open	18	18	18	18	18

Operating Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Interest and dividend income	$36,731	$33,755	$31,727	$33,122	$34,680
Interest expense	8,174	5,963	5,299	6,550	8,879

Net interest income before provision for loan losses	28,557	27,792	26,428	26,572	25,801
Provision for loan losses	288	477	1,241	1,051	(2,273)

Net interest income	28,269	27,315	25,187	25,521	28,074
Non-interest income	7,817	8,030	7,935	7,602	7,840
Non-interest expense	29,350	29,896	29,856	30,445	33,916

Income before income taxes	6,736	5,449	3,266	2,678	1,998
Provision for income taxes	1,067	2,148	362	274	(201)

Net income	$5,669	$3,301	$2,904	$2,404	$2,199

Selected Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands)
Year Ended December 31, 2018:
Interest and dividend income	$8,798	$9,115	$9,344	$9,474
Net interest income after provision for losses on loans	7,118	7,218	7,039	6,894
Non-interest income	1,744	2,364	1,893	1,816
Non-interest expense	7,540	7,574	7,512	6,724
Net income	1,126	1,685	1,240	1,618

Year Ended December 31, 2017:
Interest and dividend income	$8,160	$8,419	$8,635	$8,541
Net interest income after provision for losses on loans	6,463	6,906	7,027	6,919
Non-interest income	2,296	1,836	2,030	1,868
Non-interest expense	7,689	7,233	7,168	7,806
Net income (loss)	935	1,141	1,403	(178)

Key Operating Ratios

	At or for the Year Ended December 31,
	2018	2017	2016
Performance Ratios
Return on average assets (net income available to common shareholders divided by average total assets)	0.62%	0.36%	0.33%
Return on average equity (net income available to common shareholders divided by average total equity)	6.52%	3.78%	3.26%
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.19%	3.23%	3.21%
Net interest margin	3.41%	3.38%	3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities on a tax equivalent basis	123.10%	121.86%	121.98%
Ratio of non-interest expense to average total assets on a tax equivalent basis	3.23%	3.30%	3.45%
Ratio of net interest income after provision for loan losses to non-interest expense on a tax equivalent basis	97.28%	93.23%	85.11%
Tax equivalent efficiency ratio (non-interest expense divided by sum of net interest income plus non-interest income)	80.07%	82.18%	86.72%

Asset Quality Ratios
Non-performing assets to total assets at end of period	0.54%	0.52%	1.29%
Non-accrual loans to total loans at end of period	0.22%	0.20%	1.49%
Allowance for loan losses to total loans at end of period	0.68%	0.75%	1.00%
Allowance for loan losses to non-performing loans at end of period	317.25%	351.49%	67.36%
Provision for loan losses to total loans receivable, net	0.04%	0.07%	0.20%
Net charge-offs to average loans outstanding	0.09%	0.28%	0.15%

Capital Ratios
Total equity to total assets at end of period	9.56%	9.53%	9.69%
Average total equity to average assets	9.75%	9.64%	10.11%

Regulatory Capital

	December 31, 2018
	(Dollars in Thousands)
	Corporation	Bank
Tier 1 Leverage capital to adjusted total assets	$100,520	$99,478
Less: Tier 1 Leverage capital requirement	36,417	36,361

Excess	64,103	63,117

Tier 1 Risk Based capital to risk weighted assets	$100,520	$99,478
Less: Tier 1 Risk Based capital requirement	39,037	38,953

Excess	61,483	60,525

Total risk-based capital to risk weighted assets	$105,055	$104,015
Less: Risk-based capital requirement	52,049	51,937

Excess	53,006	52,078

Common equity tier 1 capital to risk weighted assets	$100,520	$99,478
Less: Common equity tier 1 capital requirement	29,277	29,215

Excess	71,243	70,263

Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater	Greater
	Less than	than 1 year	than 3 year	than
December 31, 2018 (In Thousands)	1 year	to 3 years	to 5 years	5 years	Total
Deposits	$589,308	118,310	32,219	—	739,837
FHLB borrowings	12,000	15,000	6,000	—	33,000
Repurchase agreements	53,011	—	—	—	53,011
Subordinated debentures	—	—	—	10,310	10,310
Lease commitments	308	484	195	—	987
Purchase obligations	2,183	403	24	—	2,610

Total	$656,810	134,197	38,438	10,310	839,755

Deposits represent non-interest bearing, money market, savings, interest bearing checking accounts and certificates of deposits held by the Company. Amounts that have an indeterminate maturity period are included in the less than one-year category. FHLB borrowings represent the amounts that are due to Federal Home Loan Bank of Cincinnati. All amounts have fixed maturity dates. Repurchase agreements represent overnight retail repurchase accounts. Retail repurchase agreements mature daily and pay interest based on their account balances.

Subordinated debentures represent the amount borrowed in a private pool trust preferred issuance group on September 25, 2003. The Company’s rate of interest on the debentures is equal to the three-month LIBOR plus 3.10%. On January 8, 2019, the three-month LIBOR rate was 2.79% and the debenture repriced at 5.89%. The debentures re-price and pay interest quarterly and have a thirty-year final maturity. The Company may call the debentures on a quarterly basis. The interest rate of the debentures reset on the 8th day (or the next business day) of January, April, August and November of each year.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases. The most significant operating contract is for the Company’s data processing services, which re-prices monthly based on the number of accounts and other operational factors. The Company’s operating contract with the current data processing provider is currently set to expire September 30, 2019.

Off Balance Sheet Arrangements

	Maturity by Period
		Greater	Greater	Greater
	Less than	than 1 year	than 3 year	than
December 31, 2018 (In Thousands)	1 year	to 3 years	to 5 years	5 years	Total
Commercial lines of credit	$34,995	10,606	67	244	45,912
Commitments to extend credit	15,995	22,441	16,206	7,625	62,267
Standby letters of credit	1,012	25	9	—	1,046
Home equity lines of credit	1,564	4,515	9,233	16,421	31,733

Total	$57,807	37,586	25,514	24,291	145,198

Standby letters of credit represent commitments by the Company to repay a third-party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. In addition to credit risk, the Company also has liquidity risk associated with stand-by letters of credit because funding for these obligations could be required immediately. Unused lines of credit represent commercial and residential equity lines of credit with maturities ranging from one to fifteen years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion relates to the consolidated financial condition and results of operations of the Company, which consist of the consolidation of Heritage Bank USA, Inc. (the “Bank”) and HopFed Bancorp, Inc. (the “Corporation”), JBMM LLC, Heritage USA Title LLC, and Fort Webb LLC (collectively referred to as the “Company”). The Corporation became the holding company for the Bank in February 1998. The principal business of the Bank consists of accepting deposits from the public and investing these funds primarily in loans, investment securities and mortgage-backed securities. The Bank’s loan portfolio consists primarily of loans secured by real estate and commercial business assets located in its market area.

Announced Agreement to Merge

On January 7, 2019, First Financial Corporation (NASDAQ: THFF) (“First Financial”) and the Company jointly announced the execution of a definitive merger agreement under which the Company will merge into First Financial in a cash and stock transaction. Upon completion of the merger, the Bank will merge into First Financial Bank, N.A. (“First Financial Bank”), a wholly owned subsidiary of First Financial.

Under the terms of the merger agreement, which was unanimously approved by the Boards of Directors of both the Company and First Financial, stockholders of the Company may elect to receive either (or a combination of) 0.444 shares of First Financial common stock or $21.00 in cash for each share of the Company’s common stock owned, subject to proration provisions specified in the merger agreement that provide for a targeted aggregate split of 50% of HFBC shares being exchanged for First Financial common stock and 50% for cash. Based upon the $43.01 closing price of First Financial common stock on January 4, 2019 and assuming that a shareholder received 50% stock and 50% cash, the purchase price would be worth $20.05 per share, with an aggregate transaction value of approximately $128.3 million. For more information, please review the Company’s 8-K/A filing with the Securities and Exchange Commission dated January 9, 2019.

The proposed merger is subject to regulatory approval and an affirmative vote from the Company’s shareholders. If approved, the merger is expected to close in the second quarter of 2019.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

At December 31, 2018, the Company’s total assets were $931.4 million, representing an increase of $13.9 million compared to December 31, 2017. At December 31, 2018, cash balances were $52.1 million compared to $45.1 million at December 31, 2017. At December 31, 2018, the Company’s balances of securities available for sale were $170.8 million compared to $184.8 million at December 31, 2017.

At December 31, 2018, the balance in the allowance for loan loss account was $4.5 million compared to $4.8 million at December 31, 2017. At December 31, 2018, the Company’s non-accrual loans totaled $1.4 million, or 0.22% of total loans. At December 31, 2018, the allowance for loan loss equaled 317.25% of non-accrual loans and 0.68% of total loans. At December 31, 2018, loans classified as substandard total $14.3 million, or 13.6% of risk based capital. For the year ended December 31, 2018, the Company incurred $288,000 of provision for loan loss expense and recognized net charge offs of $578,000, or 0.09% of average loans. At December 31, 2018, the Company’s continued low levels of net charge offs, non-accrual loans and loans classified as substandard are all contributing factors in the Company’s low provision for loan loss expense.

In each of the last three years, loan growth has driven improved profitability levels. At December 31, 2018, total net loans were $658.8 million compared to $637.1 million at December 31, 2017. Total net loans were $672.3 million at June 30, 2018 before declining in both the third and fourth quarter of 2018. The decline in net loans in the second half of 2018 was the result of significant customer payoffs, declining loan originations and the loss of loan participations repurchased from other financial institutions. The Company’s net loan growth in each of the last three years is as follows:

	Percent Growth 12/31/2018	Percent Growth 12/31/2017	Percent Growth 12/31/2016
Loan growth, net of the allowance for loan loss	3.40%	5.43%	8.62%

At December 31, 2018, December 31, 2017 and December 31, 2016, the Company’s loan production offices (“Tennessee LPO’s”) experienced loan growth of $23.3 million, $26.1 million and $27.1 million, respectively. The highly desirable demographics and growth characteristics of the Nashville market continue to provide the most significant opportunities for loan growth.

At December 31, 2018, the Company’s non-interest checking account balances were $129.5 million compared to $136.2 million at December 31, 2017. The decline in checking account balances occurred largely due to rising interest rates, providing customers with the incentive to transfer funds into interest earning deposit accounts. At December 31, 2018, the Company’s interest bearing checking were $197.0 million, representing a decline of $11.5 million compared to December 31, 2017. The decline is the result of a few municipal customers changing institutions for higher rates. The Company’s time deposit balances increased from $305.0 million at December 31, 2017 to $316.2 million at December 31, 2018. The increase in time deposit balances for the year ended December 31, 2018 included a $5.7 million increase in brokered deposits. The Company’s Federal Home Loan Bank (“FHLB”) borrowings increased from $23.0 million at December 31, 2017 to $33.0 million at December 31, 2018.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

At December 31, 2017, the Company’s total assets were $917.5 million, representing an increase of $26.0 million compared to December 31, 2016. At December 31, 2017, cash balances were $45.1 million compared to $25.7 million at December 31, 2016. At December 31, 2017, the Company’s balances of securities available for sale were $184.8 million compared to $209.5 million at December 31, 2016. In 2017, the Company foreclosed on a significant substandard loan relationship and recognized a $2.6 million charge off. At December 31, 2017, the balance in the allowance for loan loss account declined to $4.8 million compared to $6.1 million at December 31, 2016.

At December 31, 2017, net loans outstanding were $637.1 million compared to $604.3 million at December 31, 2016. In each of the last two years, a significant portion of the Company’s loan growth has occurred in two key markets. At December 31, 2017, the Company’s non-interest checking account balances were $136.2 million compared to $131.1 million at December 31, 2016. The growth in checking account balances occurred despite changes to retail deposit offerings that reduced the amount of checking accounts not being assessed a monthly fee. The Company’s time deposit balances increased from $293.1 million at December 31, 2016 to $305.0 million at December 31, 2017 and our Federal Home Loan Bank (“FHLB”) borrowings increased from $11.0 million at December 31, 2016 to $23.0 million at December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

The Company’s net income for the years ended December 31, 2018 and December 31, 2017 was $5.7 million and $3.3 million, respectively. For the year ended December 31, 2018, the Company’s return on average assets and return on average equity were 0.62% and 6.52%, respectively, compared to 0.36% and 3.78%, respectively, for the year ended December 31, 2017. The improvement in net income was largely the result of modest loan growth coupled with an increase in yields, slightly lower levels of non-interest expenses and a lower federal income tax rate.

For the year ended December 31, 2018, total interest and dividend income increased $3.0 million compared to December 31, 2017 due to the higher market interest rates and a $35.8 million increase in the average balance of net loans. In 2018, the Company continued to use our investment portfolio’s cash flow to fund loan growth in an effort to enhance our net interest margin and profitability.

For the year ended December 31, 2018, interest expense was $8.2 million compared to $6.0 million for the year ended December 31, 2017. The increase in interest expense was largely the result of higher short term interest rates as the Federal Reserve Open Market Committee (“FED”) continued to increase its overnight borrowing rate to 2.50% by the end of 2018. The average cost of all deposits was 0.85% for the year ended December 31, 2018 compared to 0.64% for the year ended December 31, 2017. Over the same period, the average balance of total deposits declined by $11.2 million. For the year ended December 31, 2018, the Company’s cost of all interest bearing liabilities was 1.19% compared to 0.87% for the year ended December 31, 2017.

For the year ended December 31, 2018, total non-interest income was $7.8 million compared to $8.0 million for the year ended December 31, 2017. For the year ended December 31, 2018, the decline in non-interest income was largely the result of a $286,000 decline in service charge income and a $443,000 decline in other income. The decline in service charge income was the result of a decline in the usage of the Company’s overdraft checking account product. The decline of other income was partially the result of a $225,000 one-time payment received from a vendor in 2017. For the year ended December 31, 2018, gains on the sales of securities were $553,000, an increase of $384,000 compared to the year ended December 31, 2017 largely due to the call of a trust preferred security that previously incurred a $400,000 impairment charge.

Total non-interest expenses for the years ended December 31, 2018 and December 31, 2017 was $29.4 and $29.9 million, respectively. For the year ended December 31, 2018, the Company’s professional services expenses declined by $605,000 compared to the year ended December 31, 2017 due to the resolution of a shareholder lawsuit. For the year ended December 31, 2018, data processing expenses increased by $284,000 compared to the year ended December 31, 2017 due to a $225,000 refund from a vendor in 2017.

For the twelve month period ended December 31, 2018, total federal income tax expense was $1.1 million compared to $2.1 million for the twelve month period ended December 31, 2017. The passage of the Tax Cut and Jobs Act of 2017 resulted in a $980,000 increase in federal income tax expense in 2017 while reducing the Company’s stated federal tax rate from 34% to 21% beginning January 1, 2018. The effective tax rates for the years ended December 31, 2018 and December 31, 2017 were 15.8% and 39.4%, respectively.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

The Company’s net income for the year ended December 31, 2017 and December 31, 2016 was $3.3 million and $2.9 million, respectively. The modest improvement in net income was largely the result of loan growth and lower levels of provision for loan loss expenses. The passage of the Tax Cut and Jobs Act of 2017 reduced the Company’s future corporate tax rate but required a $980,000 after-tax expense to reduce the value of the Company’s deferred tax assets. Improvements in net income were further limited by more than $1.1 million in legal expenses that resulted from a shareholder lawsuit and shareholder demand letter.

For the year ended December 31, 2017, total interest income on loans increased $2.4 million compared to December 31, 2016 due to the Company’s $56.1 million increase in the average balance of net loans. For the year ended December 31, 2017, the Company’s interest income on investments declined by $411,000 due to lower average balances of securities.

For the year ended December 31, 2017, interest expense was $6.0 million compared to $5.3 million for the year ended December 31, 2016. The increase in interest expense was largely the result of higher short term interest rates as the FED increased its overnight borrowing rate to 1.50% by the end of 2017. The average cost of deposits was 0.64% for the year ended December 31, 2017 compared to 0.59% of average deposits for the year ended December 31, 2016. Over the same period, the average balance of deposits increased from $721.8 million for the year ended December 31, 2016 to $747.8 million for the year ended December 31, 2017.

The Company determined that an additional $477,000 and $1.2 million in provision for loan loss expense was required for the years ended December 31, 2017 and December 31, 2016, respectively. We reduced our provision expense in 2017 due to lower levels of non-accrual and substandard loans. The Company’s ratio of allowance for loan losses to non-performing loans at December 31, 2017 and December 31, 2016 was 351.49% and 67.36%, respectively.

For the year ended December 31, 2017, total non-interest income was $8.0 million, an increase of $95,000 compared to December 31, 2016. For the year ended December 31, 2017, the slight increase in non-interest income was accomplished despite a $443,000 decline in gains on the sale of securities and a $264,000 decline in mortgage origination income. The decline of income in both gains on the sale of securities and mortgage origination income is partially attributable to rising interest rates as well as increased competition for mortgage originators in the Company’s higher growth markets.

For the year ended December 31, 2017, the Company’s service charge income was $3.2 million, representing an increase of $436,000 compared to the year ended December 31, 2016. The increase in service charge income is the result of changes made by management to the Company’s retail deposit account offerings that increased the number of checking accounts paying a monthly fee. For the year ended December 31, 2017, other non-interest income increased by $306,000 as compared to the year ended December 31, 2016. The increase in other income was largely the result of a $225,000 one-time payment collected from a vendor.

Total non-interest expense for each of the years ended December 31, 2017 and December 31, 2016 was $29.9 million. For the year ended December 31, 2017, the Company’s salaries and benefits expense increased by $649,000 compared to the year ended December 31, 2016. The increase in salary and benefit expenses in 2017 compared to 2016 was the result of a $300,000 increase in health insurance benefits and a $349,000 increase in compensation. For the year ended December 31, 2017, professional services expenses were $2.3 million compared to $1.4 million for the year ended December 31, 2016 largely due to legal expenses of approximately $1.1 million incurred as a result of a shareholder lawsuit and shareholder demand letter.

For the year ended December 31, 2017, foreclosure expenses net of gains and losses on the sale of foreclosed assets were $9,000 compared to $448,000 for the year ended December 31, 2016. The decline in net foreclosure expenses for the year ended December 31, 2017 was the result of a reduction in both the number and complexity of foreclosures and higher realized values on properties sold. For the year ended December 31, 2017, other operating expenses were $3.6 million compared to $4.2 million for the year ended December 31, 2016.

Income Taxes. The effective tax rates for the years ended December 31, 2017 and December 31, 2016, was 39.4% and 11.1%, respectively. For the year ended December 31, 2017, the Company’s effective tax rate was largely influenced by the $980,000 reduction in the Company’s deferred tax asset. For the year ended December 31, 2017, higher tax rates were the result of higher levels of taxable income and reduced balances of municipal bonds.

Lending Activities

The total gross loans, net of deferred loan fees of $419,000 and allowance for loan loss of $4.5 million, totaled $658.8 million at December 31, 2018, representing 70.7% of total assets at that date. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated. At December 31, 2018, there were no concentrations of loans exceeding 10% of total loans other than as disclosed below:

	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of Loan:
Real estate loans:
One-to-four family residential	$209,456	31.6%	$200,446	31.2%	$185,098	30.3%	181,414	32.3%	186,891	34.2%
Multi-family residential	26,067	3.9%	37,445	5.8%	34,284	5.6%	24,725	4.4%	25,991	4.8%
Construction	38,700	5.8%	30,246	4.7%	39,255	6.4%	34,878	6.2%	24,241	4.4%
Non-residential (1)	288,606	43.5%	276,676	43.1%	254,576	41.7%	214,410	38.1%	220,124	40.3%

Total real estate loans	562,829	84.8%	544,813	84.8%	513,213	84.0%	455,427	81.0%	457,247	83.7%

Other loans:
Consumer loans	8,442	1.3%	8,620	1.3%	8,717	1.4%	20,324	3.6%	14,438	2.7%
Commercial loans	92,466	13.9%	88,938	13.9%	88,907	14.6%	86,743	15.4%	74,154	13.6%

Total other loans	100,908	15.2%	97,558	15.2%	97,624	16.0%	107,067	19.0%	88,592	16.3%

	663,737	100.0%	642,371	100.0%	610,837	100.0%	562,494	100.0%	545,839	100.0%

Deferred loan cost, net	(419)		(443)		(439)		(445)		(286)
Allowance for loan losses	(4,536)		(4,826)		(6,112)		(5,700)		(6,289)

Total	$658,782		$637,102		$604,286		556,349		539,264

(1)	Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property, farmland and land.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loans maturing in the portfolio based on their contractual maturity dates. Demand loans, loans having no stated schedule of repayments, loans having no stated maturity, and overdrafts are due in one year or less.

	2019	Due the year ending December 31, 2020	2021	Due 3 through 5 years after December 31, 2019	Due 5 through 10 years after December 31, 2019	Due 10 through 15 years after December 31, 2019	Due 15 years after December 31, 2019	Total
	(Dollars in Thousands)
One-to-four family residential	8,484	6,224	11,501	28,774	29,027	27,672	97,774	209,456
Multi-family residential	412	3,611	4,676	5,693	8,701	2,791	183	26,067
Construction	12,741	6,510	—	18,352	—	—	1,097	38,700
Non-residential	29,417	17,788	29,111	58,758	77,242	30,761	45,529	288,606
Consumer	2,557	1,466	2,393	1,928	98	—	—	8,442
Commercial	35,911	4,646	10,635	15,080	22,306	1,021	2,867	92,466

Total	89,522	40,245	58,316	128,585	137,374	62,245	147,450	663,737

The following table sets forth at December 31, 2018 the dollar amount of all loans due after December 31, 2019 which had predetermined interest rates and had floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rate
	(Dollars In Thousands)
One-to-four family residential	$100,786	$100,186
Multi-family residential	21,686	3,969
Construction	3,801	22,158
Non-residential	150,484	108,705
Consumer	5,885	—
Commercial	40,577	15,978

Total	$323,219	$250,996

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

CRE loans secured by non-farm, non-residential CRE where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property are excluded from the guidance. The Company has determined that $222.7 million of our loan portfolio, or 212.0% of the Company’s risk based capital, consists of properties classified as non-owner occupied commercial real estate. Non-owner occupied commercial real estate loans (“NOOCRE”) include all loans secured by multi-family properties, all construction and land development loans and certain other commercial real estate loans identified by regulations as non-owner occupied. At December 31, 2018 and December 31, 2017, the Company’s NOOCRE portfolio consisted of the following:

	12/31/2018	12/31/2017
	(Dollars in Thousands)
Multi-family	$26,067	37,445
Construction	38,700	30,246
Land	12,175	14,873
Manufacturing	11,347	8,952
Medical	8,732	5,562
Hotel	30,844	17,281
Nursing Home	329	3,408
Office Building	15,885	16,105
Retail	62,368	60,062
Warehouse / Other	16,253	17,990

Total	$222,700	211,924

Loan Underwriting Policies. Lending activities are subject to written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Board of Directors and its management. Detailed loan applications are obtained to determine the ability of borrowers to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loan requests exceeding loan officer limits must be approved by the Chief Credit Officer, Chief Executive Officer, Executive Loan Committee of the Board of Directors or the entire Board of Directors.

The Bank offers a residential fixed rate loan program with maturities of 15, 20, and 30 years. The majority of our fixed rate single-family loans are underwritten and closed in accordance with secondary market standards. The Bank originates these loans with intent to sell on the secondary market. However, the Bank may choose to maintain a certain percentage of these loans in our portfolio. The Bank offers both servicing retained and servicing released products in an attempt to meet the needs of our customers. Due to the increasing level of regulatory burden imposed on companies that provide servicing for single family home loans, our pricing strategy provides incentives for the vast majority of our customers to select a servicing released loan product. At December 31, 2018, the Company’s 1 – 4 family servicing portfolio totals $14.3 million. The Company does not recognize a serving asset on its financial statements.

The Bank may lend up to 100% of the appraised value of the residential real property securing a mortgage loan. Under its lending policies, the Bank may originate a one-to-four family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 95%. In most cases, the Bank requires private mortgage insurance for loan-to-value ratios exceeding 85%. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Bank may increase its lending level on a case-by-case basis.

At December 31, 2018 and December 31, 2017, the Bank’s loan portfolio included loan balances totaling $1.4 million and $2.0 million, respectively that are secured by 1–4 family residential mortgages with a loan to value ratio exceeding 90% without private mortgage insurance. At December 31, 2018 and December 31, 2017, no loans with a loan to value exceeding 90% without private mortgage insurance were past due 30 days or more or in non-accrual status.

Under applicable law, with certain limited exceptions, loans and extensions of credit outstanding by a commercial bank to a person at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to approximately $15.0 million at December 31, 2018. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Non-accrual Loans and Other Problem Assets

The Company’s non-accrual loan to total loan ratio at December 31, 2018 was 0.22%. Loans are classified as non-accrual when the loan is past due in excess of 90 days or the collection of principal and interest is doubtful. At December 31, 2018, the Company had no loans past due more than 90 days and accruing interest. At December 31, 2017, the Company had $88,000 in loans secured by a single family residence that was past due more than 90 days and still accruing interest. The following table sets forth information with respect to the Company’s non-performing loans at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars In Thousands)
Accruing loans which are contractually past due 90 days or more:
Residential real estate	$—	88	—	—	—

Total	—	88	—	—	—

Non-Accrual Loans:
Residential real estate	164	672	672	2,282	1,501
Construction	152	—	—	—	—
Multi-family	—	—	—	1,968	95
Land	—	40	7,675	1,553	215
Non-residential real estate	581	—	208	247	1,159
Farmland	—	111	—	166	115
Consumer	8	3	3	8	—
Commercial	525	459	516	1,198	90

Total non-performing loans	$1,430	$1,373	$9,074	$7,422	$3,175

Ratio of non-performing loans to total loans	0.22%	0.21%	1.49%	1.32%	0.58%

Federal regulations require commercial banks to classify their assets based on credit quality. In determining the classification of an asset, the Company utilizes a Classified Asset Committee consisting of members of senior management, credit analysis, loan review and collections. The committee attempts to determine the value of assets that are potentially impaired as well as the accurate reporting of Troubled Debt Restructuring (TDR) assets as defined later in this report. The committee’s function is an important step in management’s determination as to the necessary level of funding required in the Company’s allowance for loan loss account.

An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any and may or may not be paying as agreed. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include non-performing loans consistent with the above definition.

Assets classified as substandard or doubtful with aggregate balances exceeding $250,000 require the Company to conduct an impairment test to determine if the establishment of a specific reserve against the allowance for loan loss account is necessary. Typically, the basis for a loan impairment test is the current market value of the collateral, discounted to allow for selling and carrying cost. Typically, the Company obtains a new appraisal for all impairment testing of collateral when the loan balance exceeds $250,000. If the Company determines that a loan relationship is collateral dependent, it will charge off the portion of that loan that is deemed to be impaired. The Company defines collateral dependent as any loan in that the customer will be unable to reduce the principal balance of the loan without the complete or partial sale of the collateral.

State and federal examiners may disagree with management’s classifications. If management does not agree with an examiner’s classification of an asset, it may appeal this determination to the appropriate supervisory examiner with the Kentucky Department of Financial Institutions (“KDFI”) and the FDIC. Management regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2018, the Bank had $14.3 million in loans classified as substandard and no loans classified as doubtful. Loans classified as substandard or doubtful by the Bank meet our classification of impaired loans, as defined by ASC 942-310-45-1. At December 31, 2018 and including our most recent examination, there were no material disagreements between examiners and management regarding risk grading or the funding of the allowance for loan loss account.

The tables below provide a summary of loans classified by the Bank as special mention and substandard by loan type for the years ended December 31, 2018 and December 31, 2017. The table also identifies the amount of the Bank’s allowance for loan loss account specifically allocated to individual loans for the specific periods below:

	Special		Specific Allowance
December 31, 2018	Mention	Substandard	for Impairment
	(Dollars in Thousands)
One-to-four family residential	$—	665	13
Home equity line of credit	—	97	—
Junior lien	—	4	—
Construction	152	—	—
Non-residential real estate	596	9,505	—
Farmland	233	—	—
Consumer	—	209	52
Commercial	3,190	3,843	141

Total	$4,171	14,323	206

	Special		Specific Allowance
December 31, 2017	Mention	Substandard	for Impairment
	(Dollars in Thousands)
One-to-four family residential	$—	572	—
Home equity line of credit	—	412	—
Junior lien	—	—	—
Multi-family	—	—	—
Land	—	555	—
Non-residential real estate	979	7,072	2
Farmland	1,147	451	—
Consumer	—	244	54
Commercial	3,572	1,474	233

Total	$5,698	10,780	289

Troubled Debt Restructuring

A loan customer may experience financial hardship and make request that the Company modify the original terms of their loan agreement. The Company analyzes each request separately and grants loan modifications based on the customer’s ability to eventually repay the loan and return to the original loan terms, the customer’s current loan status and the current and projected future value of the Company’s collateral. Loans that are modified as a result of a customer’s financial distress are classified as TDRs. The classification of a loan as a TDR is important in that it indicates that a particular customer may not be past due but represents a credit weakness due to the Company’s willingness to modify loan terms based on the financial weakness of the borrower. The table below provides a summary of the activity of loans classified as TDR for the year ended December 31, 2018:

	Balance at	New	Loss on	Loan	Balance at
	December 31, 2017	TDR	Foreclosure	Amortization	December 31, 2018
	(Dollars in Thousands)
Non-residential real estate	$3,163	322	—	(62)	3,423
Commercial	—	109	—	(2)	107

Total TDR	$3,163	431	—	(64)	3,530

The table below provides a summary of the activity of loans classified as TDR for the year ended December 31, 2017:

	Balance at	New	Loss on	Loan	Balance at
	December 31, 2016	TDR	Foreclosure	Amortization	December 31, 2017
	(Dollars in Thousands)
Multi-family real estate	$815	—	—	(815)	—
Non-residential real estate	5,646	—	—	(2,483)	3,163

Total TDR	$6,461	—	—	(3,298)	3,163

Foreclosed Assets

Real estate acquired by the Company as a result of foreclosure is classified as foreclosed assets until such time as it is sold. When such property is acquired, it is recorded at its fair value less estimated costs of sale. At the time of foreclosure, the collateral is reduced in value to its fair market value less holding and selling expenses and the remaining balance is charged against the allowance for loan losses. The value of foreclosed assets is periodically evaluated to ascertain its current market value. Additional reductions in market value are recognized as an expense through a charge to losses on foreclosures. At December 31, 2018, the Company’s total non-performing asset to total asset ratio was 0.54%. The following table sets forth information with respect to the Bank’s foreclosed assets at December 31, 2018, December 31, 2017, and December 31, 2016:

	December 31,
	2018	2017	2016
	(Dollars in Thousands)
1 - 4 family mortgages first mortgages	$256	169	135
Home equity line of credit	—	—	28
Multi-family	—	—	1,775
Land	3,200	3,200	—
Non-residential real estate	142	—	459

Total foreclosed assets	$3,598	3,369	2,397

Allowance for Loan Losses

In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Company’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners and other regulatory agencies. The Company increases its allowance for loan losses by charging provisions for loan losses against the Company’s income.

Management will continue to actively monitor the Company’s asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for loan losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for loan losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

The Company’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but have occurred in the last twelve quarters. Management conducts regular reviews of the Company’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Company’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally.

Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Company would transfer the property to foreclosed assets at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of other real estate would be recorded.

Financial institutions must provide adequate disclosure of the methodology used regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. The Company utilizes a combination of its twelve quarter loan loss history and the sum of all impairment testing completed on individually classified loans deemed collateral dependent. The charge off history is weighted using the sum of the year’s digits. This method provides a 15.4% weight to the most recent quarterly losses, then 14.1% for the prior quarter’s losses, 12.8% for the 2nd prior quarter’s losses and 11.5% for the prior quarter’s losses and continuing for twelve quarters.

Using this method, the Company trends for increasing or decreasing levels of charge offs may materially impact the funding level of the allowance for loan loss account. Additionally, the Company reserves the loss amount of any loans deemed to be impaired. The Company also applies certain qualitative factors in reviewing its allowance funding, including local and national delinquency and loss trends, noted concentrations or risk and recent additions to regulatory guidance. Financial institutions regulated by the KDFI and FDIC may require institutions to immediately charge off any portion of a collateral dependent loan that is deemed to be impaired.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$4,826	6,112	5,700	6,289	8,682

Loans charged off:
Commercial loans	(372)	(2,832)	(1,016)	(1,334)	(501)
Consumer loans and overdrafts	(329)	(261)	(422)	(298)	(415)
Residential real estate	(6)	(66)	(30)	(235)	(316)

Total charge-offs	(707)	(3,159)	(1,468)	(1,867)	(1,232)

Recoveries	129	1,396	639	227	1,112

Net loans charged off	(578)	(1,763)	(829)	(1,640)	(120)

Provision for loan losses	288	477	1,241	1,051	(2,273)

Balance at end of period	$4,536	4,826	6,112	5,700	6,289

Ratio of net charge-offs to average loans outstanding during the period	0.09%	0.28%	0.15%	0.29%	0.03%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2018		2017		2016		2015
	Amount	Percent of Allowance in Each Category To Total Allowance	Amount	Percent of Allowance in Each Category To Total Allowance	Amount	Percent of Allowance in Each Category To Total Allowance	Amount	Percent of Allowance in Each Category To Total Allowance
	(Dollars in thousands)
One-to-four family	$1,164	25.7%	$941	19.5%	$1,120	18.3%	$1,239	21.7%
Construction	171	3.8%	161	3.3%	277	4.5%	377	6.6%
Multi-family residential	172	3.8%	314	6.5%	412	6.8%	227	4.0%
Non-residential	2,242	49.4%	2,379	49.3%	3,502	57.3%	2,876	50.5%
Other loans	787	17.3%	1,031	21.4%	801	13.1%	981	17.2%

Total allowance for loan losses	$4,536	100.0%	$4,826	100.0%	$6,112	100.0%	$5,700	100.0%

	At December 31, 2014
	Amount	Percent of Allowance In Each Category To Total Allowance
	(Dollars In Thousands)
One-to-four family	$1,393	22.1%
Construction	146	2.3%
Multi-family residential	85	1.4%
Non-residential	3,667	58.3%
Other consumer loans	998	15.9%

Total allowance for loan losses	$6,289	100.0%

Investment Securities

The Company purchases investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The principal objective of the investment policy is to earn as high a rate of return as possible while giving consideration to financial risk, credit risk, liquidity risk and interest rate risk. The investment activities of the Company consist primarily of investments in U.S. Government agency securities, municipal and corporate bonds, CMOs (see definition below), and mortgage-backed securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company’s investment policy.

The Company purchases U.S. government agency securities for terms fifteen years or less. Securities may or may not have call options. At December 31, 2018, the Company’s agency security portfolio consisted of the following:

	Book	Market
	Value	Value
	(Dollars in Thousands)
Small Business Administration:
Fixed rate bonds	$44,170	43,928
Floating rate pools	3,571	3,511

United State Agency Bonds:
Non-Callable	18,094	17,725
Callable	15,323	15,185

Total Agency Bonds	$81,158	80,349

Small Business Administration (“SBA”) fixed rates notes have a maturity of either ten or twenty years and may pay interest either monthly or semi-annually with principal typically paid semi-annually. SBA fixed rate notes typically finance commercial real estate and have a ten year prepayment penalty. SBA pools are floating rate securities are typically indexed to either the prime rate or LIBOR and have final maturities of ten, twenty-five or thirty years and pay principal and interest monthly. The interest rates on SBA pools reset quarterly or monthly, providing the Company with lower price volatility as compared to fixed rate securities. The purchase of variable rate securities with low price volatility provides the Company with a source of lower risk liquidity should loan demand improve or interest rates increase. The risk in purchasing SBA Pools is that they are typically purchased at large premiums and therefore carry a greater than higher level of prepayment risk while providing lower yields as compared to many long term fixed rate investment products.

At December 31, 2018, the Company has $25.8 million in tax free municipal bonds and $954,000 in taxable municipal bonds. The Company’s investment policy limits the Company’s total municipal bond portfolio to 125% of the Bank’s Tier 1 Capital, places a concentration limit on the amounts of municipal bonds per issuer and limits concentrations in the amounts a single state guarantee program can provide to a bond at 75% of Tier 1 Capital. At December 31, 2018, the Company is in compliance with its concentration policy.

Mortgage-backed securities (“MBS”) entitle the Company to receive a pro-rata portion of the cash flow from an identified pool of single family mortgages. A Collateralized Mortgage Obligation (“CMO”) is a pool of single family loans in which the interest and principal cash flows may be structured so that certain classes of ownership receive principal payments in a manner other than a pro-rata basis. Collateralized mortgage-backed securities (“CMBS”) held by the Company are securities collateralized by either a pool or a single multi-family property. The Company has one asset backed security issued by the U.S. Student Loan Marketing Association (“SLMA”).

The asset backed security issued by SLMA has a 97% full faith and credit guarantee by the agency has a par value of $3.8 million. The SLMA bond is floating rate security tied to the one month LIBOR rate and re-prices on a monthly basis. At December 31, 2018 and December 31, 2017, the Company owned one mortgage back security with a book and market value of $20,000 and $22,000, respectively that were not issued by an agency of the U.S. Government. All remaining securities owned by the Company labeled as MBS, CMO or CMBS were issued by a U.S. Government Agency. At December 31, 2018, the Company’s mortgage backed security portfolio consisted of the following:

	Book	Market
	Value	Value
	(Dollars in Thousands)
CMO - whole loan	$21	20
CMO - fixed rate	2,659	2,641
CMBS - fixed rate	3,555	3,489
MBS - fixed rate	54,908	53,794
Asset backed securities	3,766	3,775

Total mortgage backed securites	$64,909	63,719

Deposit Activities

Deposits are the primary source of the Company’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although scheduled loan repayments are a relatively stable source of funds, deposit inflows and outflows are influenced by general interest rates, and money market conditions and business cycles. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a long-term basis for general corporate purposes. The Company has access to borrow from the FHLB. The Company relies upon retail deposits rather than borrowings as its primary source of funding.

The Company attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, individual retirement accounts, and certificates of deposit which range in maturity from three months to five years. The Company reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Company considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations.

At December 31, 2018, the Company had $65.8 million in brokered deposits, or 8.9% of total deposits compared to $60.1 million at December 31, 2017. The Company utilizes brokered deposits to fill in maturity gaps in an effort to balance the amount of time deposits maturing in any one period and as an alternative source of funding. All brokered deposits are FDIC insured.

The Company attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that meet the needs of its customers. Additionally, the Company seeks to meet customers’ needs by providing convenient customer service to the community. With the exception of brokered deposits, substantially all of the Company’s depositors are Kentucky or Tennessee residents who reside in the Company’s market area.

At December 31, 2018, the Company had deposit programs and balances as described below:

Interest Rate*	Minimum Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In Thousands)
—%	None	Non-interest bearing	$100	$129,476	17.6%
0.05%	None	Interest checking accounts	2,500	196,972	26.6%
0.15%	None	Savings and money market	10	97,232	13.1%

				423,680	57.3%

		Certificates of Deposit
1.25%	3 months or less	Fixed-term, fixed rate	1,000	40,300	5.5%
1.50%	3 to 12 months	Fixed-term, fixed-rate	1,000	125,328	16.9%
2.51%	12 to 24-months	Fixed-term, fixed-rate	1,000	67,500	9.1%
3.01%	24 to 36-months	Fixed-term, fixed-rate	1,000	50,810	6.9%
2.75%	36 to 48-months	Fixed-term, fixed-rate	1,000	9,177	1.2%
3.25%	48 to 60-months	Fixed-term, fixed rate	1,000	23,042	3.1%

				316,157	42.7%

				$739,837	100.0%

*	Represents current interest rate offered by the Bank.

At December 31, 2018, certificates of deposits included approximately $188.7 million of deposits greater than $100,000, as compared to $176.8 million and $157.0 million at December 31, 2017 and December 31, 2016, respectively. Certificates of deposit at December 31, 2018 included approximately $104.5 million of deposits with balances of $250,000 or more compared to $97.8 million and $79.7 million at December 31, 2017 and December 31, 2016, respectively. Such time deposits may be risky because their continued presence in the Company is dependent partially upon the rates paid by the Company rather than any customer relationship and, therefore, may be withdrawn upon maturity if another institution offers higher interest rates. At this time, the Company does not believe that it will need to pay above market rates to maintain such certificates of deposit but does anticipate higher rates in the future.

The following table indicates the amount of the Company’s certificates of deposit of $250,000 or more by time remaining until maturity as of December 31, 2018.

Maturity Period	Certificates of Deposit
(Dollars in Thousands)
Three months or less	$13,495
Over three through six months	13,510
Over six through 12 months	25,056
Over 12 months	52,457

Total	$104,518

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated.

	Balance at December 31, 2018	% of Deposits	Increase (Decrease) from December 31, 2017	Balance at December 31, 2017	% of Deposits	Increase (Decrease) from December 31, 2016
	(Dollars in Thousands)
Non-interest bearing	$129,476	17.5%	(6,721)	$136,197	18.1%	5,052
Interest checking	196,972	26.6%	(11,524)	208,496	27.7%	(851)
Savings and MMDA	97,232	13.2%	(7,115)	104,347	13.8%	5,035
Time deposits	316,157	42.7%	11,188	304,969	40.4%	11,891

Total	$739,837	100.0%	(14,172)	$754,009	100.0%	21,127

	Balance at December 31, 2016	% of Deposits	Increase (Decrease) from December 31, 2015	Balance at December 31, 2015	% of Deposits
	(Dollars in Thousands)
Non-interest bearing	$131,145	17.9%	6,075	125,070	16.9%
Interest checking	209,347	28.6%	5,568	203,779	27.5%
Savings and MMDA	99,312	13.5%	3,419	95,893	13.0%
Time deposits	293,078	40.0%	(21,586)	314,664	42.6%

Total	$732,882	100.0%	(6,524)	739,406	100.0%

The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

	At December 31,
	2018	2017	2016
	(Dollars in Thousands)
0.01 - 2.00%	$160,412	303,895	291,516
2.01 - 4.00%	155,745	1,074	1,562
4.01 - 6.00%	—	—	—

Total	$316,157	304,969	293,078

The following table sets forth the amount and maturities of time deposits at December 31, 2018.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(Dollars in Thousands)
0.00 - 2.00%	$110,952	38,818	7,050	3,592	160,412
2.01 - 4.00%	54,676	28,682	43,760	28,627	155,745
4.01 - 6.00%	—	—	—	—	—

Total	$165,628	67,500	50,810	32,219	316,157

Quantitative and Qualitative Disclosure about Market Risk

Quantitative Aspects of Market Risk. The principal market risk affecting the Company is risk associated with interest rate volatility (interest rate risk). The Company does not maintain a trading account for investment securities. The Company is not subject to foreign currency exchange rate risk or commodity price risk. Substantially all of the Company’s interest rate risk results from the Company’s lending, deposit taking, and investment activities. This risk could result in reduced net income, loss in fair values of assets and/or increases in fair values of liabilities due to changes in interest rates.

Qualitative Aspects of Market Risk. The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between assets and liabilities maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company’s interest-earning assets by retaining adjustable rate loans in our portfolio. The Company relies on retail deposits as its primary source of funds. However, management is utilizing brokered deposits, wholesale repurchase agreements and FHLB borrowings as sources of liquidity. As part of its interest rate risk management strategy, the Company promotes demand accounts, overnight repurchase agreements and certificates of deposit with primarily terms of up to five years.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations.

Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, changes in interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity between its assets and liabilities. In particular, the Company’s strategies attempt to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates.

Such strategies include the origination of adjustable-rate mortgage loans secured by one-to-four family residential real estate, and, to a lesser extent, multi-family real estate loans and the origination of other loans with interest rates that are more sensitive to adjustment based upon market conditions than long-term, fixed-rate residential mortgage loans. At December 31, 2018, approximately $108.7 million of the $209.5 million of one-to-four family residential loans originated by the Company (comprising 51.9% of such loans) had adjustable rates or will mature within one year.

Asset / Liability Management

Interest Rate Sensitivity Analysis

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest earning assets and interest bearing liabilities do not change at the same speed, to the same extent or on the same basis. As part of its effort to manage interest rate risk, the Company monitors its net economic value of capital (“EVE”) by using our asset liability software to assist in modeling how changes in interest rates affect the values of various assets and liabilities on the Company’s balance sheet. By calculating our EVE, the Company is able to construct models that show the effect of different interest rate changes on its total capital. This risk analysis is a key tool that allows Company to prepare against constantly changing interest rates.

Generally, EVE is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. The application of the methodology attempts to quantify interest rate risk as the change in the EVE, which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market rates. Both a 300 basis point increase in market interest rates and a 100 basis point decrease in market interest rates are considered.

The following table presents the Company’s EVE at December 31, 2018 as calculated by the Company’s asset liability model for the year period ending December 31, 2019:

Change	Net Portfolio Value
In Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+300 bp	$75,508	($22,640)	(23.1%)
+200 bp	82,907	(15,240)	(15.5%)
+100 bp	90,557	(7,590)	(7.7%)
0 bp	98,148	—	—
-100 bp	102,156	4,008	4.1%

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Tangible Common Equity Ratio at December 31, 2018	9.8%
Pre-Shock Tier 1 Capital Ratio at December 31, 2018	11.0%
Exposure Measure: 2% Increase in Rates	9.1%

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. The computations do not contemplate any actions the Company could undertake in response to changes in interest rates. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific period if it will mature or re-price within that period.

Interest Income Analysis

As a part of the Company’s asset liability management process, an emphasis is placed on the effect that changes in interest rates have on the net interest income of the Company and the resulting change in the net present value of capital. As a part of its analysis, the Company uses third party software and analytical tools derived from the Company’s regulatory reporting models to analyze the re-pricing characteristics of both assets and liabilities and the resulting net present value of the Company’s capital given various changes in interest rates. The model also uses mortgage prepayment assumptions obtained from third party vendors to anticipate prepayment speeds on both loans and investments.

The Company’s model uses incremental changes in interest rates. For example, a 3.0% change in annual rates includes a 75 basis point change in each of the next four quarters. The Company’s analysis at December 31, 2018 indicates that changes in interest rates are likely to result in modest changes in the Company’s annual net interest income. A summary of the Company’s analysis at December 31, 2018 for the year ending December 31, 2019 is as follows:

	Down 1.00%	No Change	Up 1.00%	Up 2.00%	Up 3.00%
	(Dollars in Thousands)
Net interest income	$28,448	$29,891	$30,563	$31,326	$32,047

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods and at the date indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net (a) (b)	$662,541	31,795	4.80%	$626,735	28,222	4.50%	$570,674	25,801	4.52%
Taxable securities AFS	151,201	4,080	2.70%	173,062	4,478	2.59%	190,843	4,595	2.41%
Non-taxable securities AFS (b)	25,301	994	3.93%	30,787	1,516	4.93%	38,981	1,958	5.02%
Other interest-bearing deposits	6,513	145	2.23%	6,976	96	1.38%	7,512	46	0.61%

Total interest-earning assets	$845,556	37,014	4.38%	$837,560	34,312	4.10%	$808,010	32,400	4.01%

Non-interest-earning assets	64,231			69,004			72,407

Total assets	$909,787			$906,564			$880,417

Interest-bearing liabilities:
Deposits	$605,485	6,276	1.04%	$619,372	4,810	0.78%	$596,109	4,240	0.71%
Borrowings	81,426	1,898	2.32%	67,924	1,153	1.70%	66,280	1,059	1.60%

Total interest-bearing liabilities	686,911	8,174	1.19%	687,296	5,963	0.87%	662,389	5,299	0.80%

Non-interest-bearing liabilities	135,870			131,832			128,983

Total liabilities	822,781			819,128			791,372
Common stock	80			80			79
Additional paid-in capital	58,965			58,742			58,630
Retained earnings	52,716			50,615			48,678
Treasury stock	(16,680)			(16,001)			(14,409)
Unearned ESOP shares	(5,585)			(6,225)			(6,864)
Accumulated other comprehensive income	(2,490)			225			2,931

Total liabilities and equity	$909,787			$906,564			$880,417

Net interest income		28,840			28,349			27,101

Interest rate spread			3.19%			3.23%			3.21%

Net interest margin			3.41%			3.38%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.86%			121.86%			121.98%

(a)	Average loans include non-performing loans.
(b)	Interest income and yields are presented on a fully tax equivalent basis.

Rate Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume from year to year multiplied by the average rate for the prior year) and (ii) changes in rate (changes in the average rate from year to year multiplied by the prior year’s volume). All amounts are quoted on a tax equivalent basis using a cost of funds rate of 1.19% for 2018 and 0.87% for 2017.

	Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$1,855	1,718	3,573	$(103)	2,524	2,421
Securities available for sale, taxable	192	(590)	(398)	343	(460)	(117)
Securities available for sale, non-taxable	(307)	(215)	(522)	(38)	(404)	(442)
Other interest- earning assets	59	(10)	49	57	(7)	50

Total interest-earning assets	1,799	903	2,702	259	1,653	1,912

Interest-bearing liabilities:
Deposits	1,509	(42)	1,467	353	217	570

Borrowings	479	265	744	69	25	94

Total interest- bearing liabilities	1,988	223	2,211	422	242	664

Increase (decrease) in net interest income	$(189)	680	491	$(163)	1,411	1,248

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial information contained within these statements is, to a significant extent, financial information that is based on appropriate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involved the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative; in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors included the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrower’s sensitivity to economic conditions throughout the southeast and particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.

As the Company adds new products and increases the complexity of the loan portfolio, its methodology accordingly may change. In addition, it may report materially different amounts for the provision for loan losses in the statement of operations if management’s assessment of the above factors changes in future periods. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein. Although management believes the levels of the allowance for loan losses as of both December 31, 2018 and December 31, 2017 were adequate to absorb inherent losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time. The Company also considers its policy on non-accrual loans as a critical accounting policy.

Liquidity and Capital Resources

The Company’s primary business is that of the Bank. Management believes dividends that may be paid from the Bank to the Company will provide sufficient funds for the Company’s current and anticipated needs; however, no assurance can be given that the Company will not have a need for additional funds in the future. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

Capital Resources. At December 31, 2018, the Bank and Corporation exceeded all regulatory minimum capital requirements. For a detailed discussion of the Kentucky Department of Financial Institutions (“KDFI”) and FDIC capital requirements, and for a tabular presentation of the Bank’s compliance with such requirements, see Note 15 of Notes to Consolidated Financial Statements. See the Company’s Risk Factors, located in our Annual Report filed on SEC form 10-K as of and for the year ended December 31, 2018 for comments related to effects that the implementation of Basel III will have on the Company’s future operations.

Liquidity. Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow funds from the FHLB. At December 31, 2018, the Bank had outstanding advances of $33.0 million from the FHLB and $49.6 million of letters of credit issued by the FHLB to secure municipal deposits. The Bank can immediately borrow an additional $45.9 million from the FHLB and the Company has the ability to pledge another $13.2 million in securities to the FHLB for additional borrowing capacity. The Bank can immediately borrow $12.0 million from its correspondent bank. See Note 6 of Notes to Consolidated Financial Statements.

Subordinated Debentures Issuance. On September 25, 2003, the Company issued $10,310,000 of subordinated debentures in a private placement offering. The securities have a thirty-year maturity and are callable at the issuer’s discretion on a quarterly basis beginning five years after issuance. The securities are priced at a variable rate equal to the three-month LIBOR (London Interbank Offering Rate) plus 3.10%. Interest is paid and the rate of interest may change on a quarterly basis. The Company’s subsidiary, a state chartered commercial bank supervised by the KDFI and the FDIC may recognize the proceeds of trust preferred securities as capital. KDFI and FDIC regulations provide that 25% of Tier I capital may consist of trust preferred proceeds. See Note 9 of Notes to Consolidated Financial Statements.

The Bank’s primary sources of funds consist of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

Management believes that loan repayments and other sources of funds will be adequate to meet the Bank’s liquidity needs for the immediate future. A portion of the Bank’s liquidity consists of cash and cash equivalents. At December 31, 2018, cash and cash equivalents totaled $52.1 million. The level of these assets depends upon the Bank’s operating, investing and financing activities during any given period.

Summary of the Company’s Market Area

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

The tables below are a summary of selected information from the 2010 U.S. Census related to the Company’s current market areas. The source of our future growth projections was the 2011 Kentucky State Data Center at the University of Louisville:

	2010 Median	Median Values
	Household	Owner Occupied	2010	2020	2030	2040
	Income	Housing Units	Census	Estimated	Estimated	Estimated
Calloway	$39,194	$105,300	37,191	40,411	43,618	46,607
Christian	$37,061	$95,500	73,955	77,840	81,015	82,947
Marshall	$43,326	$96,900	31,448	33,023	33,787	33,835
Todd	$36,989	$79,700	12,460	12,958	13,292	13,439
Trigg	$41,825	$98,300	14,339	16,244	17,913	19,179
Fulton	$31,965	$55,300	6,813	6,223	5,535	4,785

Total population			176,206	186,699	195,160	200,792

Estimated ten year population growth			8,542	10,493	8,461	5,632

Estimated population growth rate			5.1%	6.0%	4.5%	2.9%

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

Late in 2017, Hankook Tires began production in a new manufacturing facility in Clarksville. Hankook, a South Korean tire company, has hired approximately 1,000 employees with plans to increase employment to 1,800 and chose Clarksville due to its ideal location, strong transportation network and its proximity to automotive assembly plants owned by Nissan, Volkswagen, Toyota and General Motors. In February 2017, LG Electronics announced plans to construct a new home appliance manufacturing facility in Clarksville anticipates hiring 600 employees. The Clarksville market exhibits stronger growth and income demographics as compared to the communities in Western Kentucky. The 2010 census noted that Clarksville had a median household income of $48,930 and a $129,400 median value of owner occupied housing units. Clarksville’s demographics benefit by its proximity to the Fort Campbell Army base; its proximity to Nashville, Tennessee; and the absence of a state income tax.

	2010	2020	2030	2040
	Census	Estimated	Estimated	Estimated
Clarksville MSA	172,331	221,620	264,680	311,239

Ten year growth rate	27.9%	28.6%	19.4%	17.6%

Middle Tennessee and Nashville MSA

Cheatham County (“Cheatham”) and Houston County (“Houston”) are located in Middle Tennessee. However, Cheatham is located within the Nashville MSA, and its three largest communities are an easy commute to downtown Nashville. Cheatham’s proximity to Nashville has resulted in higher levels of income and population growth as compared to Houston. The Company believes that the tables below support their views that the Clarksville and Nashville MSAs provide the greatest opportunities for growth within our current market area. The Company opened our Nashville LPO in October of 2014 and our Brentwood LPO (located in Williamson County, Tennessee) in October of 2016. The Nashville MSA has a population of approximately 1.6 million (includes Cheatham County, Tennessee) and attractive demographics outlined below:

	2010 Estimated	Population	Median	Median Value
	Census	Change	Household	Owner Occupied
Nashville TN MSA	Population	2000 - 2010	Income	Housing Units
Robertson (Springfield)	66,283	21.8%	$50,820	$149,100
Sumner (Gallatin)	160,645	23.1%	$54,916	$169,100
Wilson (Lebanon)	113,193	28.4%	$60,678	$187,500
Rutherford (Murfreesboro)	262,604	44.3%	$53,770	$157,100
Williamson (Franklin)	183,182	44.7%	$87,832	$335,800
Maury (Columbia)	80,956	16.5%	$46,278	$137,100
Dickson	49,666	15.1%	$44,554	$128,700
Davidson (Nashville)	626,681	10.0%	$45,668	$164,700
Cheatham	39,105	9.0%	$52,585	$155,900

Additional Growth Opportunities

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

	2010	Population	Median	Median Value
	Census	Change	Household	Owner Occupied
Kentucky	Population	2000 - 2010	Income	Housing Units
Henderson	46,250	3.2%	$40,438	$101,200
Hardin (Elizabethtown)	105,543	12.1%	$47,540	$131,900
Daviess (Owensboro)	96,656	5.6%	$42,821	$106,400
McCracken (Paducah)	65,565	0.1%	$41,630	$107,500
Warren (Bowling Green)	113,792	23.0%	$43,954	$135,400
Fayette (Lexington)	295,803	13.5%	$47,469	$159,200
Jefferson (Louisville)	741,096	6.8%	$45,352	$145,900

Forward-Looking Statements

Management’s discussion and analysis includes certain forward-looking statements addressing, among other things, the Bank’s prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” and similar phrases. Management’s expectations for the Company’s future involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: substantial changes in interest rates, and changes in the general economy; changes in the Company’s strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” in Item 7 of this Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2018.

HORNE LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Date: March 18, 2019	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of HopFed Bancorp, Inc.

Opinion on Financial Statement

We have audited the accompanying consolidated balance sheet of HopFed Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 18, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HORNE LLP

We have served as the Company’s auditor since 2018.

Memphis, Tennessee
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HopFed Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HopFed Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Carr, Riggs & Ingram, LLC

Nashville, Tennessee
March 18, 2019

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

(Dollars in Thousands, Except Per Share Data)

	2018	2017
Assets
Cash and due from banks	$36,339	$37,965
Interest-bearing deposits in banks	15,711	7,111

Cash and cash equivalents	52,050	45,076
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	170,804	184,791
Loans held for sale	1,248	1,539
Loans receivable, net of allowance for loans of 4,536 at December 31, 2018 and 4,826 at December 31, 2017 and deferred loan fees of $419 at December 31, 2018 and $443 at December 31, 2017.	658,782	637,102
Accrued interest receivable	3,503	3,589
Foreclosed assets, net	3,598	3,369
Bank owned life insurance	10,672	10,368
Premises and equipment, net	21,759	22,700
Deferred tax assets	1,825	1,764
Other assets	2,730	2,784

Total assets	$931,399	917,510

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$129,476	$136,197
Interest-bearing accounts:
Interest bearing checking accounts	196,972	208,496
Savings and money market accounts	97,232	104,347
Other time deposits	316,157	304,969

Total deposits	739,837	754,009

Advances from Federal Home Loan Bank	33,000	23,000
Repurchase agreements	53,011	38,353
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,279	808
Accrued expenses and other liabilities	3,176	3,618

Total liabilities	840,613	830,098

See accompanying notes to consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets, Continued

December 31, 2018 and 2017

(Dollars in Thousands, Except Per Share Data)

	2018	2017
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized 500,000 shares; no shares issued or outstanding at December 31, 2018 and December 31, 2017	$—	$—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,990,867 issued and 6,648,887 outstanding at December 31, 2018 and 7,976,131 issued and 6,637,771 outstanding at December 31, 2017	80	80
Additional paid-in-capital	59,105	58,825
Retained earnings	55,134	51,162
Treasury stock, at cost (1,341,980 shares at December 31, 2018 and 1,338,360 shares at December 31, 2017)	(16,706)	(16,655)
Unearned ESOP shares (at cost 382,691 shares at December 31, 2018 and 434,548 at December 31, 2017)	(5,268)	(5,901)
Accumulated other comprehensive loss, net of taxes	(1,559)	(99)

Total stockholders’ equity	90,786	87,412

Total liabilities and stockholders’ equity	$931,399	$917,510

See accompanying notes to consolidated financial statements

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands, Except Per Share Data)

	2018	2017	2016
Interest and dividend income
Loans	$31,709	28,167	25,778
Taxable securities available for sale	4,080	4,478	4,595
Nontaxable securities available for sale	797	1,014	1,308
Interest bearing deposits in banks	145	96	46

Total interest and dividend income	36,731	33,755	31,727

Interest expense:
Deposits	6,276	4,810	4,240
Advances from Federal Home Loan Bank	623	248	163
Repurchase agreements	736	469	508
Subordinated debentures	539	436	388

Total interest expense	8,174	5,963	5,299

Net interest income	28,557	27,792	26,428

Provision for loan losses	288	477	1,241

Net interest income after provision for loan losses	28,269	27,315	25,187

Non-interest income:
Service charges	2,938	3,224	2,788
Merchant card	1,279	1,222	1,224
Mortgage origination	1,434	1,321	1,585
Realized gains from sale of securities available for sale, net	553	169	612
Income from bank owned life insurance	304	483	343
Financial services commission	677	536	614
Other operating	632	1,075	769

Total non-interest income	7,817	8,030	7,935

See accompanying notes to consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income, Continued

For the Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands, Except Share and Per Share Data)

	2018	2017	2016
Non-interest expenses:
Salaries and employee benefits	16,064	16,049	15,400
Occupancy	3,012	2,920	3,173
Data processing	3,168	2,884	2,942
State deposit tax	699	770	990
Professional services	1,711	2,316	1,404
Advertising	1,204	1,354	1,401
Foreclosed assets, net	72	9	448
Loss (gain) on sale of premises and equipment	10	2	(72)
Other operating	3,410	3,592	4,170

Total non-interest expense	29,350	29,896	29,856

Income before income tax expense	6,736	5,449	3,266
Income tax expense	1,067	2,148	362

Net income	$5,669	3,301	2,904

Earnings per share available to common stockholders:
Basic	$0.91	0.53	0.47

Diluted	$0.91	0.53	0.47

Weighted average shares outstanding - basic	6,233,176	6,221,632	6,233,860

Weighted average shares outstanding - diluted	6,233,176	6,221,632	6,233,860

See accompanying notes to consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands, Except Per Share Data)

	2018	2017	2016
Net income	$5,669	3,301	2,904
Other comprehensive loss, net of tax:
Unrealized loss on non – other than temporary impaired (“OTTI”) investment securities available for sale, net of taxes	(1,256)	(387)	(1,351)
Unrealized gain (loss) on OTTI securities, net of taxes	233	(148)	(170)
Reclassification adjustment for gains and accretion included in net income, net of taxes	(437)	(112)	(405)

Total other comprehensive loss	(1,460)	(647)	(1,926)

Comprehensive income	$4,209	2,654	978

See accompanying notes to consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands, Except Share Amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance January 1, 2016	6,865,811	79	58,604	47,124	(13,471)	(7,180)	2,474	87,630

Net income	—	—	—	2,904	—	—	—	2,904
Restricted stock awards	11,679	1	—	—	—	—	—	1
Net change in unrealized gain on securities available for sale, net of taxes of $992	—	—	—	—	—	—	(1,926)	(1,926)
Cash dividend to common stockholders ($0.16 per share)	—	—	—	(993)	—	—	—	(993)
Common stock repurchase	(160,248)	—	—	—	(1,876)	—	—	(1,876)
ESOP shares earned	—	—	(79)	—	—	632	—	553
Compensation expense, restricted stock awards	—	—	135	—	—	—	—	135

Balance December 31, 2016	6,717,242	$80	58,660	49,035	(15,347)	(6,548)	548	86,428

Net income	—	—	—	3,301	—	—	—	3,301
Restricted stock awards	12,753	—	—	—	—	—	—	—
Net change in unrealized gain on securities available for sale, net of taxes of $172	—	—	—	—	—	—	(647)	(647)
Cash dividend to common stockholders ($0.19 per share)	—	—	—	(1,174)	—	—	—	(1,174)
Common stock repurchase	(92,224)	—	—	—	(1,308)	—	—	(1,308)
ESOP shares earned	—	—	59	—	—	647	—	706
Compensation expense, restricted stock awards	—	—	106	—	—	—	—	106

Balance December 31, 2017	6,637,771	$80	58,825	51,162	(16,655)	(5,901)	(99)	87,412

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands, Except Share Amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2017	6,637,771	$80	58,825	51,162	(16,655)	(5,901)	(99)	87,412
Net income	—	—	—	5,669	—	—	—	5,669
Restricted stock awards	15,039	—	—	—	—	—	—	—
Net change in unrealized loss on securities available for sale, net of taxes of $388	—	—	—	—	—	—	(1,460)	(1,460)
Cash dividend to common stockholders ($0.26 per share)	—	—	—	(1,697)	—	—	—	(1,697)
Restricted stock awards forfeited	(303)	—	—	—	—	—	—	—
Common stock repurchase	(3,620)	—	—	—	(51)	—	—	(51)
ESOP shares earned	—	—	116	—	—	633	—	749
Compensation expense, restricted stock awards	—	—	164	—	—	—	—	164

Balance December 31, 2018	6,648,887	$80	59,105	55,134	(16,706)	(5,268)	(1,559)	90,786

See accompanying notes to consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$5,669	3,301	2,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	288	477	1,241
Depreciation	1,250	1,225	1,320
Amortization of investment premiums and discounts, net	799	1,073	1,515
OTTI recovery on available for sale securities	(4)	(17)	(17)
Expense for deferred income taxes	296	1,585	267
Stock compensation expense	164	106	135
Income from bank owned life insurance	(304)	(483)	(343)
Gain on sale of securities available for sale	(553)	(169)	(612)
Gain on sale of mortgage loans	(1,434)	(1,321)	(1,585)
Loss (gain) on disposal of premises and equipment	10	2	(72)
Proceeds from sale of mortgage loans	44,073	51,494	56,309
Gain on sale of foreclosed assets	(10)	(158)	(21)
Originations of mortgage loans sold	(42,639)	(50,618)	(53,026)
(Increase) decrease in:
Accrued interest receivable	86	210	340
Other assets	(784)	389	145
(Decrease) increase in accrued expenses and other liabilities	(442)	1,173	(1,980)

Net cash provided by operating activities	6,465	8,269	6,520

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	35,298	54,416	67,671
Purchase of securities available for sale	(23,377)	(31,594)	(43,778)
Net increase in loans	(21,099)	(37,605)	(49,586)
Proceeds from sale of foreclosed assets	164	3,498	1,623
Proceeds from death benefit of bank owned life insurance policy	—	777	—
Proceeds from sale of premises and equipment	—	—	100
Purchase of premises and equipment	(319)	(466)	(775)

Net cash used in investing activities	(9,333)	(10,974)	(24,745)

See accompanying notes to consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

For the Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	2018	2017	2016
Cash flows from financing activities:
Net (decrease) increase in deposits	($14,172)	21,127	(6,524)
Increase in advance payments by borrowers for taxes and insurance	471	42	152
Advances from Federal Home Loan Bank	87,000	80,000	26,000
Repayment of advances from Federal Home Loan Bank	(77,000)	(68,000)	(30,000)
Increase (decrease) in repurchase agreements	14,658	(9,302)	1,885
Acquisition of treasury stock	(51)	(1,308)	(1,876)
Proceeds from repayment of ESOP loan	633	647	632
Dividends paid on common stock	(1,697)	(1,174)	(993)

Net cash provided by (used in) financing activities	9,842	22,032	(10,724)

Increase (decrease) in cash and cash equivalents	6,974	19,327	(28,949)
Cash and cash equivalents, beginning of period	45,076	25,749	54,698

Cash and cash equivalents, end of period	$52,050	45,076	25,749

Supplemental disclosures of cash flow information:
Interest paid	$7,891	5,920	5,354

Income taxes paid (refund)	$583	1,044	(564)

Supplemental disclosures of non-cash investing and financing activities:
Foreclosures and in-substance foreclosures of loans during year	$383	4,312	2,263

See accompanying notes to consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

Nature of Operations and Customer Concentration

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, the Bank and its subsidiaries (collectively the “Company”) for all periods. Significant inter-company balances and transactions have been eliminated in consolidation.

Accounting

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices in the banking industry. U.S. GAAP is generally defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), as amended by Accounting Standards Updates (“ASUs”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative U.S. GAAP for SEC registrants.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Accounting (Continued)

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under U.S. GAAP. Voting interest entities in which the total equity investment is a risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decision about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The subsidiaries, HopFed Capital Trust I and Fort Webb LP, LLC are VIEs for which the Company is not the primary beneficiary. Accordingly, these accounts are not included in the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events for potential impact and disclosure through the issue date of these Consolidated Financial Statements. On January 7, 2019, First Financial Corporation (NASDAQ: THFF) (“First Financial”) and the Company jointly announced today the execution of a definitive merger agreement under which the Company will merge into First Financial in a cash and stock transaction. Upon completion of the merger, the Bank will merge into First Financial Bank, N.A. (“First Financial Bank”), a wholly owned subsidiary of First Financial.

Under the terms of the merger agreement, which was unanimously approved by the boards of both companies, stockholders of the Company may elect to receive either (or a combination of) 0.444 shares of First Financial common stock or $21.00 in cash for each share of HFBC common stock owned, subject to proration provisions specified in the merger agreement that provide for a targeted aggregate split of 50% of HFBC shares being exchanged for First Financial common stock and 50% for cash. Based upon the $43.01 closing price of the common stock of First Financial on January 4, 2019 and assuming that a shareholder received 50% stock and 50% cash, the purchase price would be worth $20.05 per share, with an aggregate transaction value of approximately $128.3 million. The merger is subject to regulatory approval and an affirmative vote of shareholders and is expected to close in the second quater of 2019.

Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for each year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant collateral.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand, amounts due on demand from commercial banks, interest-bearing deposits in other financial institutions and federal funds sold with maturities of three months or less. The Company is required to maintain reserve funds in either cash on hand or on deposit with the Federal Reserve Bank. At December 31, 2018, the Company’s reserve requirement was met with available cash on hand.

Securities

The Company reports debt, readily-marketable equity, mortgage-backed and mortgage related securities in one of the following categories: (i) “trading” (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (ii) “available for sale” (all other debt, equity, mortgage-backed and mortgage related securities) which are to be reported at fair value, with unrealized gains and losses reported net of tax as a separate component of stockholders’ equity. The Company does not utilize a held to maturity classification for investment securities. At the time of new security purchases, a determination is made as to the appropriate classification. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in stockholders’ equity, net of any tax effect. Cost of securities sold is recognized using the specific identification method. Interest income on securities is recognized as earned. The Company purchases many agency bonds at either a premium or discount to its par value. Premiums and discounts on agency bonds are amortized using the net interest method. For callable bonds purchased at a premium, the premium is amortized to the first call date. If the bond is not called on that date, the premium is fully amortized and the Company recognizes an increase in the net yield of the investment. For agency bonds purchased at a discount, the discount is accreted to the final maturity date. For callable bonds purchased at discount and called before maturity, the Company recognizes a gain on the sale of securities. The Company amortizes premiums and accretes discounts on mortgage back securities and collateralized mortgage obligations based on the securities three-month average prepayment speed. Gains and losses on sales are recorded on the trade date.

Other Than Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic conditions warrant such evaluation. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss. If a credit loss is identified, management then considers whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery. If management concludes that it is not more-likely-than-not that it will be required to sell the security, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity. If the security is determined to be other-than-temporarily impaired, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Other Securities

Other securities which are not actively traded and may be restricted, such as Federal Home Loan Bank (FHLB) stock are recognized at cost. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Receivable and Allowance for Loan Losses

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and deferred loan cost, net of unearned income, ASC 310-20, Nonrefundable Fees and Other Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires the recognition of loan origination fee income over the life of the loan and the recognition of certain direct loan origination costs over the life of the loan. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation. The Company charges off loans after, in management’s opinion, the collection of all or a large portion of the principal or interest is not probable. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received while the loan is classified as non-accrual, when the loan is ninety days past due. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of interest and principal.

The Company provides an allowance for loan losses and includes a provision for loan losses determined by management. Subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The loss experience is determined by portfolio segment and is based on the actual losses experienced by the Company over the most recent three years.

Loans are considered to be impaired when, in management’s judgment, principal or interest is not collectible according to the contractual terms of the loan agreement. When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the borrower and adequacy of collateral to determine if a loan is impaired. Impaired loans and loans classified as Troubled Debt Restructurings (“TDRs”) may be classified as either substandard or doubtful and reserved for based on individual loans risk for loss. Loans not considered impaired may be classified as either special mention or watch and may have an allowance established for it. Typically, unimpaired classified loans exhibit some form of weakness in either industry trends, collateral, or cash flow that result in a default risk greater than that of the Company’s typical loan. All classified amounts include all unpaid interest and fees as well as the principal balance outstanding.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Loans Receivable and Allowance for Loan Losses (Continued)

The measurement of impaired loans may be based on the present value of future cash flows discounted at the historical effective interest rate. However, the majority of the Company’s problem loans become collateral dependent at the time they are judged to be impaired. Therefore, the measurement of impairment requires the Company to obtain a current appraisal to determine the fair value of the collateral. The appraised value is then discounted to an estimate of the Company’s net realizable value. When the measured amount of an impaired loan is less than the recorded investment in the loan, the impairment is recorded as a charge to income and a valuation allowance, which is included as a component of the allowance for loan losses. For loans not individually evaluated, management considers the Company’s recent charge off history, the Company’s current past due and non-accrual trends, banking industry trends and both local and national economic conditions when making an estimate as to the amount to reserve for losses. Management believes it has established the allowance in accordance with U.S. GAAP and has taken into account the views of its regulators and the current economic environment.

If an asset or portion thereof is classified as a loss, we establish a specific reserve for such amount. If the Company determines that a loan relationship is collateral dependent, the Company will charge off the portion of that loan that is deemed to be impaired against the allowance for loan loss account. The Company defines collateral dependent as any loan in that the customer will be unable to reduce the principal balance of the loan without the complete or partial sale of the collateral. The Company will charge off a portion or all of a loan balance once it deems the collection of any remaining interest and principal due to be unlikely.

Loans Held For Sale

Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and sales proceeds have been received and are reflected in the accompanying consolidated statement of operations in gains on mortgage loans sold, net of related costs such as compensation expenses. The Company does not securitize mortgage loans.

Fixed Rate Mortgage Originations

The Company operates a mortgage division that originates mortgage loans in the name of assorted investors, including Federal Home Loan Mortgage Corporation (Freddie Mac). Originations for are sold through the Bank. On a limited basis, loans sold to Freddie Mac may result in the Bank retaining loan servicing rights. In recent years, customers have chosen lower origination rates over having their loan locally serviced; thereby limiting the amount of new loans sold with servicing retained. At December 31, 2018, the Bank maintained a servicing portfolio of one to four family real estate loans of approximately $14.3 million.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are initially recorded at fair value less selling cost when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated cost to sell. Costs of improving the assets are capitalized if the Company determines that it is likely to recover the improvement cost. Other improvement costs and all costs relating to holding the property are expensed. Management conducts periodic valuations and any adjustments to value are recognized in the current period’s operations.

Repurchase Agreements

The Company sells investments from its portfolio to business and municipal customers with a written agreement to repurchase those investments on the next business day. The repurchase product gives business customers the opportunity to earn income on liquid cash reserves. These funds are overnight borrowings of the Company secured by Company assets and are not FDIC insured.

Treasury Stock

The Company may purchase its own common stock either in open market transactions or privately negotiated transactions. The value of the Company’s common stock held in treasury is listed at cost.

Unearned ESOP Shares

The Company offers an Employee Stock Ownership Plan (“ESOP”) to the employees of the Company. Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period. The unearned portion of common stock of the Company held in the ESOP Trust is recorded on the balance sheet at cost as a reduction of shareholder’s equity. Common stock is released from the ESOP Trust to the participants as the Bank makes payments on the loan to the Corporation on behalf of the ESOP Trust.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, net of tax.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets have been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Revenue Recognition

Mortgage loans held for sale are generally delivered to secondary market investors under best efforts sales commitments entered into prior to the closing of the individual loan. Loan sales and related gains or losses are recognized at settlement. Loan fees earned for the servicing of secondary market loans are recognized as earned. Interest income on loans receivable is reported on the interest method. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired, placed in non-accrual status, or payments are past due more than 90 days. Interest is reversed on any loans classified as non-accrual or past due more than 90 days. Interest may continue to accrue on loans over 90 days past due if they are well secured and in the process of collection.

Income Taxes

Income taxes are accounted for through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates are recognized in income in the period that includes the enactment date. Accordingly, deferred tax assets that will be realized at December 31, 2017 were revalued using the tax rates enacted as a result of the 2017 Tax Cuts and Jobs Act resulting in a revaluation charge of $980,000, which is included in income tax expense for the year ended December 31, 2017. The Company files its federal and Kentucky income tax returns as well as its Kentucky and Tennessee franchise and excise tax returns on a consolidated basis with its subsidiaries. All taxes are accrued on a separate entity basis.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being recognized on examination. For tax positions not meeting the “more likely than not test”, no benefit is recorded.

Operating Segments

The Company’s continuing operations include one primary segment, retail banking. The retail banking segment involves the origination of commercial, residential and consumer loans as well as the collections of deposits in eighteen branch offices.

Premises and Equipment

Land, land improvements, buildings, and furniture and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and land improvements are depreciated generally by the straight-line method, and furniture and equipment are depreciated under various methods over the estimated useful lives of the assets. The Company capitalizes interest expense on construction in process at a rate equal to the Company’s cost of funds. The estimated useful lives used to compute depreciation are as follows:

Land improvements	5-15 years
Buildings	40 years
Furniture and equipment	5-15 years

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Bank Owned Life Insurance

Bank owned life insurance policies (BOLI) are recorded at the cash surrender value or the amount to be realized upon current redemption. The realization of the redemption value is evaluated for each insuring entity that holds insurance contracts annually by management.

Advertising

The Company expenses the cost of advertising as incurred.

Financial Instruments

The Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair Values of Financial Instruments

(ASC 825) requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. Accordingly, such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following are the more significant methods and assumptions used by the Company in estimating the fair value of financial instruments:

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

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Dividend Restrictions

The Company is not permitted to pay a dividend to common shareholders if it fails to make a quarterly interest payment to the holders of the Company’s subordinated debentures. Furthermore, the Bank may be restricted in the payment of dividends to the Corporation by the KDFI or FDIC. Any restrictions imposed by either regulator would effectively limit the Company’s ability to pay a dividend to its common stockholders as discussed in Note 16. At December 31, 2018, there were no such restrictions. At December 31, 2018 and December 31, 2017, the Corporation had cash balances on hand to pay common dividends and repurchase treasury stock as outlined in Note 18 of approximately $1.1 million and $860,000, respectively.

Earnings Per Share

Earnings per share (EPS) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus dilutive common stock equivalents (CSE). CSE consists of dilutive stock options granted through the Company’s stock option plan. Restricted stock awards represent future compensation expense and are dilutive. Anti-dilutive common stock equivalents are not included for the purposes of this calculation. At December 31, 2018 and December 31, 2017, the Company has no warrants or stock options outstanding.

Stock Compensation

Compensation cost is recognized for restricted stock awards issued to employees based on the fair value of these awards at the date of grant. The cost is recognized over the required service period, generally defined as the vesting period.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Effect of New Accounting Pronouncements

In May 2014, the FASB issued new guidance related to “Revenue from Contracts with Customers Topic 606” This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance was adopted by the Company effective January 1, 2018. During the consideration and implementation of Topic 606, the Company reviewed the following income streams.

•

Service charges on deposits, investment services and interchange fees — Fees from these services are either transaction based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction-based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period. The adoption of Topic 606 had no impact on the Company’s revenue recognition practice for these services.

•

Title Insurance sales commissions — Title insurance commissions are received from insurance companies in return for the placement of policies with customers. No additional services are required from the Company after the loan is closed. The adoption of Topic 606 had no impact on the Company’s revenue recognition related to title insurance sales commissions.

•

Gains on sales of other real estate — ASU 2014-09 also creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 lists several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the prior and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer’s initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value ratio, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale, the effects would not be material to the Company’s consolidated financial statements.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Effect of New Accounting Pronouncements (Continued)

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 was effective on January 1, 2018. The implementation of ASU 2016-01 did not have a material effect on the Company’s Consolidated Financial Statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019. The Company has determined that the leases existing at December 31, 2018 are not material to the Company’s Consolidated Financial Statements.

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

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Effect of New Accounting Pronouncements (Continued)

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

On June 16, 2016, the FASB released its finalized ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments to U.S. GAAP require businesses and other organization to measure the expected credit losses on financial assets, such as loans, securities, bond insurance, and many receivables, the FASB said. The accounting changes apply to instruments recorded on balance sheets at their historical cost, although there are some limited changes to the accounting for debt instruments classified as available-for-sale. Write-downs will be based on historical information, current business conditions, and forecasts, and FASB expects the forecasts to improve the loss estimates on financial assets that are losing value. FASB also said the techniques that are employed today to write down loans and other instruments can still be used, although it expects the variables for calculating the losses to change. ASU 2016-13 will become effective on January 1, 2020. Companies are permitted to adopt ASU 2016-13 in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-13.

ASU 2016-15 “Statement of Cash Flows” (Topic 230) is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 was effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption was permitted with retrospective application. The application of ASU 2016-15 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and was to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Effect of New Accounting Pronouncements (Continued)

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Cost” (Topic 310) – amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of instrument. ASU 2017-08 premiums on purchased callable debt securities that have an explicit, non-contingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and early adoption was permitted. The adoption of ASU 2017-08 did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2017-09 “Compensation – Stock Compensation” (Topic 718) – clarifies when changes to the terms or conditions of a share-based payment must be accounted for as modifications. Under AUS 2017-09, an entity should account for changes to the terms or conditions of a share-based payment unless all of the following are met:

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

ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies: (Continued)

Effect of New Accounting Pronouncements (Continued)

ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued. The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. The Company adopted ASU 2018-02 during the year ended December 31, 2018.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 will be effective for us on January 1, 2019 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. Reclassifications had no effect on prior year’s net income or shareholders’ equity.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(2)	Securities:

Securities, which consist of debt and equity investments, have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their estimated fair values follow:

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for Sale:
U.S. Agency securities	$81,158	345	(1,154)	80,349
Tax free municipal bonds	25,753	181	(152)	25,782
Taxable municipal bonds	957	2	(5)	954
Mortgage-backed securities	64,909	56	(1,246)	63,719

	$172,777	584	(2,557)	170,804

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for Sale:
U.S. Agency securities	$84,210	536	(653)	84,093
Tax free municipal bonds	26,412	637	(83)	26,966
Taxable municipal bonds	1,279	5	(1)	1,283
Trust preferred securities	1,650	35	—	1,685
Mortgage-backed securities	71,389	201	(826)	70,764

	$184,940	1,414	(1,563)	184,791

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(2)	Securities: (Continued)

The scheduled maturities of debt securities available for sale at December 31, 2018 are as follows:

		Estimated
December 31, 2018	Amortized Cost	Fair Value
Due within one year	$2,991	2,996
Due in one to five years	28,101	27,736
Due in five to ten years	14,146	13,944
Due after ten years	14,890	14,971
Amortizing agency bonds	47,740	47,438
Mortgage-backed securities	64,909	63,719

	$172,777	170,804

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(2)	Securities: (Continued)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2018 and December 31, 2017 are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2018	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for sale
U.S. Agency securities	$—	—	54,441	(1,154)	54,441	(1,154)
Tax free municipals	1,465	(8)	5,619	(144)	7,084	(152)
Taxable municipals	—	—	507	(5)	507	(5)
Mortgage-backed securities	—	—	54,548	(1,246)	54,548	(1,246)

	$1,465	(8)	115,115	(2,549)	116,580	(2,557)

	Less than 12 months		12 months or longer		Total
December 31, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for sale
U.S. Agency securities	$41,501	(431)	9,846	(222)	51,347	(653)
Tax free municipals	4,860	(51)	913	(32)	5,773	(83)
Taxable municipals	521	(1)	—	—	521	(1)
Mortgage-backed securities	40,441	(289)	21,566	(537)	62,007	(826)

	$87,323	(772)	32,325	(791)	119,648	(1,563)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations. Management gives consideration to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(2)	Securities: (Continued)

At December 31, 2018, the Company has 86 securities with unrealized losses. Management believes these unrealized losses relate to changes in interest rates and not credit quality. Management also believes the Company has the ability to hold these securities until maturity and, therefore, no declines are deemed to be other than temporary. The carrying value of the Company’s investment securities may decline in the future if the financial condition of issuers deteriorates and management determines it is probable that the Company will not recover the entire amortized cost bases of the securities. As a result, there is a risk that other-than-temporary impairment charges may occur in the future.

In June of 2008, the Company purchased $2.0 million par value of a private placement subordinated debenture issued by First Financial Services Corporation (“FFKY”), the holding Company for First Federal Savings Bank (“First Fed”). At September 30, 2013, the Company recognized a $400,000 impairment charge related to management’s financial analysis of the issuing institution, and our opinion that it would be unable to make dividend payments after the five-year extension expired. In June 2018, the security was called at its $2.0 million par value by its current sponsor. The unrealized accretion of the previous impairment was recognized as a $373,000 gain on the sale of securities in June 2018.

During 2018, the Company sold investment securities classified as available for sale for proceeds of $10.1 million resulting in gross gains of $195,000 and gross losses of $15,000. During 2017, the Company sold investment securities classified as available for sale for proceeds of $18.0 million resulting in gross gains of $272,000 and gross losses of $103,000. During 2016, the Company sold investment securities classified as available for sale for proceeds of $19.0 million resulting in gross gains of $690,000 and gross losses of $78,000.

As part of its normal course of business, the Bank holds significant balances of municipal and other deposits that require the Bank to pledge investment instruments as collateral. At December 31, 2018, the Bank pledged investments with a book value of $96.5 million and a market value of approximately $96.9 million to various municipal entities as required by law. In addition, the Bank has provided $49.6 million of letters of credit issued by the Federal Home Loan Bank of Cincinnati to collateralize municipal deposits. At December 31, 2017, the Bank pledged investments with a book value of $118.0 million and a market value of approximately $119.8 million to various municipal entities as required by law. In addition, the Bank has provided $47.6 million of letters of credit issued by the Federal Home Loan Bank of Cincinnati to collateralize municipal deposits. At December 31, 2018 and December 31, 2017, the collateral for the letters of credit issued are the Bank’s one to four family loan portfolio.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(3)	Loans Receivable, Net:

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

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(3)	Loans Receivable, Net: (Continued)

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

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Amounts)

(3)	Loans Receivable, Net: (Continued)

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Real estate loans:
One-to-four family (closed end) first mortgages	$175,638	$163,565
Home equity lines of credit	32,781	35,697
Junior liens (closed end)	1,037	1,184
Multi-family	26,067	37,445
Construction	38,700	30,246
Land	12,175	14,873
Non-residential real estate	242,390	224,952
Farmland	34,041	36,851

Total mortgage loans	562,829	544,813

Consumer loans	8,442	8,620
Commercial loans	92,466	88,938

Total other loans	100,908	97,558

Total loans, gross	663,737	642,371

Deferred loan cost, net of fees	(419)	(443)

Less allowance for loan losses	(4,536)	(4,826)

Total loans	$658,782	$637,102

Although the Company has a diversified loan portfolio, 84.8% of the portfolio was concentrated in loans secured by real estate at December 31, 2018 and December 31, 2017. At December 31, 2018 and December 31, 2017, the majority of these loans are located within the Company’s general operating areas of Western Kentucky and Middle and Western Tennessee.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(3)	Loans Receivable, Net: (Continued)

Risk Grade Classifications

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

All loans with a risk classification of watch or better are considered a pass credit.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(3)	Loans Receivable, Net: (Continued)

Risk Grade Classifications (Continued)

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

The following credit risk standards are assigned to consumer loans:

Satisfactory - All consumer open-end and closed-end retail loans shall have an initial risk grade assigned of 3 - Satisfactory. All consumer loans classified as satisfactory as classified as a pass credit.

Substandard - All consumer open-end and closed-end retail loans past due 90 cumulative days from the contractual date will be classified as 7 - Substandard. If a consumer/retail loan customer files bankruptcy, the loan will be classified as 7 - Substandard regardless of payment history.

Loss - All closed-end retail loans that become past due 120 cumulative days and open-end retail loans that become past due 180 cumulative days from the contractual due date will be charged off as loss assets. The charge-off will be taken by the end of the month in which the 120-day or 180-day time period elapses. All losses in retail credit will be recognized when the affiliate becomes aware of the loss, but in no case should the charge off exceed the time frames stated within this policy.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands)

(3)	Loans Receivable, Net: (Continued)

Loans by classification type and credit risk indicator at December 31, 2018 were as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
One-to-four family mortgages	$174,973	—	665	—	175,638
Home equity line of credit	32,684	—	97	—	32,781
Junior liens	1,033	—	4	—	1,037
Multi-family	26,067	—	—	—	26,067
Construction	38,548	152	—	—	38,700
Land	12,175	—	—	—	12,175
Non-residential real estate	232,289	596	9,505	—	242,390
Farmland	33,808	233	—	—	34,041
Consumer loans	8,233	—	209	—	8,442
Commercial loans	85,433	3,190	3,843	—	92,466

Total	$645,243	4,171	14,323	—	663,737

Loans by classification type and credit risk indicator at December 31, 2017 were as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
One-to-four family mortgages	$162,993	—	572	—	163,565
Home equity line of credit	35,285	—	412	—	35,697
Junior liens	1,184	—	—	—	1,184
Multi-family	37,445	—	—	—	37,445
Construction	30,246	—	—	—	30,246
Land	14,318	—	555	—	14,873
Non-residential real estate	216,901	979	7,072	—	224,952
Farmland	35,253	1,147	451	—	36,851
Consumer loans	8,376	—	244	—	8,620
Commercial loans	83,892	3,572	1,474	—	88,938

Total	$625,893	5,698	10,780	—	642,371

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands)

(3)	Loans Receivable, Net: (Continued)

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2018 were as follows:

				For the year ended
	At December 31, 2018			December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no specific allowance

One-to-four family mortgages	$—	—	—	710	27
Home equity line of credit	—	—	—	261	4
Junior liens	—	—	—	2	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	312	—
Non-residential real estate	9,174	9,174	—	5,973	693
Farmland	—	—	—	111	—
Consumer loans	—	—	—	5	—
Commercial loans	3,452	3,452	—	2,333	234

Total	12,626	12,626	—	9,707	958

Impaired loans with a specific allowance

One-to-four family mortgages	$274	274	13	55	12
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Non-residential real estate	—	—	—	1,115	—
Farmland	—	—	—	—	—
Consumer loans	208	208	52	284	—
Commercial loans	141	141	141	793	23

Total	623	623	206	2,247	35

Total impaired loans	$13,249	13,249	206	11,954	993

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands)

(3)	Loans Receivable, Net: (Continued)

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2017 were as follows:

				For the year ended
	At December 31, 2017			December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no specific allowance

One-to-four family mortgages	$257	257	—	1,235	35
Home equity line of credit	—	—	—	447	26
Junior liens	—	—	—	6	—
Multi-family	—	—	—	1,135	—
Construction	—	—	—	—	—
Land	515	515	—	837	44
Non-residential real estate	7,086	7,086	—	8,979	395
Farmland	444	444	—	1,094	35
Consumer loans	—	—	—	8	2
Commercial loans	875	875	—	1,571	46

Total	9,177	9,177	—	15,312	583

Impaired loans with a specific allowance

One-to-four family mortgages	$—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	4,006	—
Non-residential real estate	2	2	2	88	2
Farmland	—	—	—	195	—
Consumer loans	217	217	54	248	—
Commercial loans	541	541	233	479	13

Total	760	760	289	5,016	15

Total impaired loans	$9,937	9,937	289	20,328	598

The average recorded investment in impaired loans and income earned on impaired loans for the year ended December 31, 2016 was $31.6 million and $1.5 million, respectively.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(3)	Loans Receivable, Net: (Continued)

Allowance for Loan Losses

A loan is considered to be impaired when management determines that it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The value of individually impaired loans is measured based on the present value of expected payments or using the fair value of the collateral if the loan is collateral dependent.

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A management reporting system supplements the review process by providing the Company with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2018, approximately $96.6 million of the outstanding principal balance of the Company’s non-residential real estate loans were secured by owner-occupied properties, approximately $145.8 million was secured by non-owner occupied properties

At December 31, 2017, approximately $95.6 million of the outstanding principal balance of the Company’s non-residential real estate loans were secured by owner-occupied properties, approximately $129.4 million was secured by non-owner occupied properties. At December 31, 2016, approximately $78.7 million of the outstanding principal balance of the Company’s non-residential real estate loans were secured by owner-occupied properties, approximately $104.2 million was secured by non-owner occupied properties.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(3)	Loans Receivable, Net: (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of December 31, 2018 and December 31, 2017 by portfolio segment and based on the impairment method as of December 31, 2018 and December 31, 2017.

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
December 31, 2018:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$141	—	—	13	52	206
Collectively evaluated for impairment	534	969	1,616	1,151	60	4,330

Total ending allowance balance	$675	969	1,616	1,164	112	4,536

Loans:
Loans individually evaluated for impairment	$3,593	—	9,174	274	208	$13,249
Loans collectively evaluated for impairment	88,873	50,875	293,324	209,182	8,234	650,488

Total ending loans balance	$92,466	50,875	302,498	209,456	8,442	663,737

		Land
		Development /	Commercial	Residential
	Commercial	Construction	Real Estate	Real Estate	Consumer	Total
December 31, 2017:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$233	—	2	—	54	289
Collectively evaluated for impairment	614	1,384	1,468	941	130	4,537

Total ending allowance balance	$847	1,384	1,470	941	184	4,826

Loans:
Loans individually evaluated for impairment	$1,416	515	7,532	257	217	9,937
Loans collectively evaluated for impairment	87,522	44,604	291,716	200,189	8,403	632,434

Total ending loans balance	$88,938	45,119	299,248	200,446	8,620	642,371

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(3)	Loans Receivable, Net: (Continued)

The following table provides a detail of the Company’s activity in the allowance for loan loss account allocated by loan type for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

				Provision	Ending
	Balance			for Loan	Balance
December 31, 2018	12/31/2017	Charge off	Recovery	Loss	12/31/2018
One-to-four family mortgages	$747	(6)	13	238	992
Home equity line of credit	189	—	9	(30)	168
Junior liens	5	—	—	(1)	4
Multi-family	314	—	—	(142)	172
Construction	161	—	—	10	171
Land	1,223	(40)	—	(386)	797
Non-residential real estate	789	(23)	14	513	1,293
Farmland	367	(2)	1	(214)	152
Consumer loans	184	(329)	80	177	112
Commercial loans	847	(307)	12	123	675

	$4,826	(707)	129	288	4,536

				Provision	Ending
	Balance			for Loan	Balance
December 31, 2017	12/31/2016	Charge off	Recovery	Loss	12/31/2017
One-to-four family mortgages	$852	(66)	13	(52)	747
Home equity line of credit	260	—	12	(83)	189
Junior liens	8	—	4	(7)	5
Multi-family	412	—	417	(515)	314
Construction	277	—	—	(116)	161
Land	1,760	(2,608)	559	1,512	1,223
Non-residential real estate	964	—	16	(191)	789
Farmland	778	—	10	(421)	367
Consumer loans	208	(261)	87	150	184
Commercial loans	593	(224)	278	200	847

	$6,112	(3,159)	1,396	477	4,826

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(3)	Loans Receivable, Net: (Continued)

				Provision	Ending
	Balance			for Loan	Balance
December 31, 2016	12/31/2015	Charge off	Recovery	Loss	12/31/2016
One-to-four family mortgages	$1,030	—	167	(345)	852
Home equity line of credit	201	(30)	14	75	260
Junior liens	8	—	14	(14)	8
Multi-family	227	(421)	—	606	412
Construction	377	—	—	(100)	277
Land	1,379	—	—	381	1,760
Non-residential real estate	1,139	—	10	(185)	964
Farmland	358	—	—	420	778
Consumer loans	358	(422)	293	(21)	208
Commercial loans	623	(595)	141	424	593

	$5,700	(1,468)	639	1,241	6,112

Non-accrual loans totaled $1.4 million and $1.3 million at December 31, 2018 and December 31, 2017, respectively. All non-accrual loans noted below are classified as substandard. Interest income foregone on such loans totaled $127,000 at December 31, 2018, $100,000 at December 31, 2017, and $108,000 at December 31, 2016, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on a non-accrual basis. There were no loans past due more than three months and still accruing interest as of December 31, 2018 and December 31, 2016, respectively. At December 31, 2017, there was one loan with a balance $88,000 that was past due more than ninety days and still accruing interest. At December 31, 2018 and December 31, 2017, the Company’s balances of non-accrual loans by loan type are as follows:

	12/31/2018	12/31/2017
One-to-four family first mortgages	$62	$266
Home equity lines of credit	98	402
Junior lien	4	4
Construction	152	—
Land	—	40
Non-residential real estate	581	—
Farmland	—	111
Consumer loans	8	3
Commercial loans	525	459

	$1,430	$1,285

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(3)	Loans Receivable, Net: (Continued)

The table below presents gross loan balances at December 31, 2018 by loan classification allocated between past due, performing and non-accrual:

	Currently	30 – 89 Days	More than 90 days past Due and still	Non-accrual
	Performing	Past Due	Accruing	Loans	Total
One-to-four family mortgages	$174,962	614	—	62	$175,638
Home equity line of credit	32,525	158	—	98	32,781
Junior liens	1,033	—	—	4	1,037
Multi-family	26,067	—	—	—	26,067
Construction	38,548	—	—	152	38,700
Land	12,175	—	—	—	12,175
Non-residential real estate	241,809	—	—	581	242,390
Farmland	34,041	—	—	—	34,041
Consumer loans	8,408	26	—	8	8,442
Commercial loans	91,930	11	—	525	92,466

Total	$661,498	809	—	1,430	663,737

The table below presents gross loan balances at December 31, 2017 by loan classification allocated between past due, performing and non-accrual:

	Currently	30 – 89 Days	More than 90 days past Due and still	Non-accrual
	Performing	Past Due	Accruing	Loans	Total
One-to-four family mortgages	$163,030	181	88	266	$163,565
Home equity line of credit	35,295	—	—	402	35,697
Junior liens	1,180	—	—	4	1,184
Multi-family	37,445	—	—	—	37,445
Construction	30,246	—	—	—	30,246
Land	14,833	—	—	40	14,873
Non-residential real estate	224,743	209	—	—	224,952
Farmland	36,740	—	—	111	36,851
Consumer loans	8,614	3	—	3	8,620
Commercial loans	88,479	—	—	459	88,938

Total	$640,605	393	88	1,285	642,371

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(3)	Loans Receivable, Net: (Continued)

Troubled Debt Restructuring

On a periodic basis, the Company may modify the terms of certain loans. In evaluating whether a restructuring constitutes a TDR, ASC 310; A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, is determinative. In evaluating whether a restructuring constitutes a TDR, the Company must separately conclude that both of the following exist:

a.)    The restructuring constitutes a concession

b.)    The debtor is experiencing financial difficulties

ASC 310 provides the following guidance for the Company’s evaluation of whether it has granted a concession.

If a debtor does not otherwise have access to funds at a market interest rate for debt with similar risk characteristics as the restructured debt, the restructured debt would be considered a below market rate, which may indicate that the Company may have granted a concession. In that circumstance, the Company should consider all aspects of the restructuring in determining whether it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a TDR.

A temporary or permanent increase in the interest rate on a loan as a result of a restructuring does not eliminate the possibility of the restructuring from being considered a concession if the new interest rate on the loan is below the market interest rate for loans of similar risk characteristics.

A restructuring that results in a delay in payment that is insignificant is not a concession. However, the Company must consider a variety of factors in assessing whether a restructuring resulting in a delay in payment is insignificant.

There were no loans as of December 31, 2018, December 31, 2017 and December 31, 2016 that were been modified as TDRs and within twelve months of the modification subsequently defaulted on their modified terms. At December 31, 2018 and December 31, 2017, there were no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR. There was no allowance for loan loss allocated to loans classified as a TDR at December 31, 2018 and December 31, 2017.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(3)	Loans Receivable, Net: (Continued)

Troubled Debt Restructurings (Continued)

A summary of the activity in loans classified as TDRs for the year ended December 31, 2018 is as follows:

	Balance at 12/31/17	New TDR	Loss on Foreclosure	Transferred to Non-accrual	Loan Amortization	Balance at 12/31/18
Non-residential real estate	$3,163	322	—	—	(62)	$3,423
Commercial loans	—	109	—	—	(2)	107

Total performing TDR	$3,163	431	—	—	(64)	$3,530

During the year ended December 31, 2018, the Company made modifications to three loans which resulted in a TDR classification. The two new commercial loans classified as a TDR are secured by equipment and inventory. The TDR classification is the result of the borrower’s declining financial condition, prompting the Company to lengthen the amortization period of both loans. Each loans current amortization period is in excess of the Company’s lending policy. Both loans have a one year balloon and will be re-evaluated at that time. The new non-residential real estate loan classified as a TDR is an owner occupied property in which the cash flow generated by the business is declining. The owner is attempting to sell the business and building and the Bank has agreed to a six month interest only forbearance to provide the owner with some financial relieve while he attempts to liquidate the collateral. At December 31, 2018, the Company did not provide a specific reserve in its allowance for loan loss account for any loans classified as a TDR

A summary of the activity in loans classified as TDRs for the year ended December 31, 2017 is as follows:

	Balance at 12/31/16	New TDR	Loss on Foreclosure	Transferred to Non-accrual	Loan Amortization	Balance at 12/31/17
Multi-family real estate	$815	—	—	—	(815)	—
Non-residential real estate	5,646	—	—	—	(2,483)	3,163

Total performing TDR	$6,461	—	—	—	(3,298)	3,163

During the year ended December 31, 2017, there were no loans newly classified as a TDR.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(3)	Loans Receivable, Net: (Continued)

Troubled Debt Restructurings (Continued)

During the year ended December 31, 2016, the Company made financial concessions to one borrower having four loans totaling $1.0 million that resulted in in a TDR classification. The loans were secured by three multi-family real estate properties and one parcel of non-residential real estate. The borrower had financial problems and made a request of the Bank to make interest only payments for a period not to exceed one year while the borrower attempted to sell the collateral. The borrower successfully sold the collateral and the Company received all funds due.

The Company originates loans to officers and directors and their affiliates at terms substantially equivalent to those available to other borrowers. Loans to officers and directors at December 31, 2018 and December 31, 2017, were approximately $5.2 million and $5.9 million, respectively. At December 31, 2018 and December 31, 2017, there were no loans to officers and directors that were past due, classified as a TDR, impaired or placed into non-accrual status. At December 31, 2018 and December 31, 2017, funds committed that were undisbursed to officers and directors approximately $300,000 and $1.5 million, respectively.

The following summarizes activity of loans to officers and directors and their affiliates for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Balance at beginning of period	$5,933	4,894
New loans	931	3,043
Principal repayments	(1,660)	(2,004)

Balance at end of period	$5,204	5,933

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(4)	Premises and Equipment:

Components of premises and equipment included in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,
	2018	2017
Land	$6,546	6,555
Land improvements	1,141	1,153
Buildings	22,504	22,467
Furniture and equipment	6,071	6,957

	36,262	37,132
Less accumulated depreciation	(14,503)	14,432

Premises and equipment, net	$21,759	22,700

Depreciation expense was approximately $1,250,000, $1,225,000 and $1,320,000 for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(5)	Deposits:

At December 31, 2018, the scheduled maturities of other time deposits were as follows:

Years Ending December 31,
2019	$165,628
2020	67,500
2021	50,810
2022	9,177
2023	23,042

$316,157

The amount of other time deposits with a minimum denomination of $250,000 or more was approximately $104.5 million and $97.8 million at December 31, 2018, and December 31, 2017, respectively. At December 31, 2018 and December 31, 2017, directors, members of senior management and their affiliates had deposits in the Bank of approximately $1.6 million and $2.1 million, respectively. At December 31, 2018 and December 31, 2017, the Company had deposits classified as brokered deposits totaling $65.8 million and $60.1 million, respectively.

Interest expense on deposits for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, is summarized as follows:

	2018	2017	2016
Interest bearing checking accounts	$1,492	$1,262	1,183
Money market accounts	73	71	76
Savings	133	94	95
Other time deposits	4,578	3,383	2,886

	$6,276	4,810	4,240

The Bank maintains clearing arrangements for its demand, interest bearing checking accounts and money market accounts with BBVA Compass Bank. The Bank is required to maintain certain cash reserves in its account to cover average daily clearings. For the month ended December 31, 2018, average daily clearings were approximately $5.2 million.

At December 31, 2018 and December 31, 2017, the Company had deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheet of $208,000 and $217,000, respectively.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Percentages)

(6)	Advances from Federal Home Loan Bank:

Federal Home Loan Bank advances are summarized as follows:

	December 31,
	2018		2017
		Weighted		Weighted
Types of Advances	Amount	Average Rate	Amount	Average Rate
Fixed-rate	$33,000	2.25%	$23,000	1.57%

Scheduled maturities of FHLB advances as of December 31, 2018, are as follows:

Years Ending December 31,	Fixed Rate	Average Cost
2019	$12,000	1.97%
2020	15,000	2.16%
2023	6,000	3.01%

Total	$33,000	2.25%

At January 10, 2019, the Company had a $7.0 million FHLB advance mature. The Company liquidated the advance without borrowing additional funds from the FHLB.

The Bank has an approved line of credit of $30 million at the FHLB of Cincinnati, which is secured by a blanket agreement to maintain residential first mortgage loans and non-residential real estate loans with a principal value of 125% of the outstanding advances and has a variable interest rate. At December 31, 2018, the Bank could borrow an additional $43.2 million from the FHLB of Cincinnati without pledging additional collateral. At December 31, 2018, the Bank has an additional $13.2 million in additional collateral that could be pledged to the FHLB to secure additional advance requirements. The Bank has a $12.0 million unsecured line of credit with BBVA Bank. The Company’s overnight lines of credit with both the Federal Home Loan Bank of Cincinnati and BBVA Bank had no balance at December 31, 2018.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Percentages)

(7)	Repurchase Agreements:

At December 31, 2018, the Company provided investment securities with a market value of $53.0 million as collateral for repurchase agreements. The maximum repurchase balance outstanding during the year ended December 31, 2018 and December 31, 2017 was $53.0 million and $46.8 million, respectively.

At December 31, 2018 and December 31, 2017, the respective cost and maturities of the Company’s repurchase agreements are as follows:

2018

	Balance	Average Rate	Maturity
Various customers	$53,011	2.15%	Overnight

Total	$53,011	2.15%

2017

	Balance	Average Rate	Maturity
Various customers	$38,353	1.24%	Overnight

Total	$38,353	1.24%

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(8)	Fair Value Measurement:

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable input and minimize the use of unobservable inputs when measuring fair value. Although ASC 820 provides for fair value accounting, the Company did not elect the fair value option for any financial instrument not presently required to be accounted for at fair value.

Management has developed a process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market based or based on third party market data, including interest rate yield curves, option volatilities and other third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financials instruments could result in a different estimate of fair value at the reporting date.

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•

Level 1 is for assets and liabilities that management has obtained quoted prices for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

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

The fair value of securities available for sale are determined by a matrix pricing, which is a mathematical technique what is widely used in the industry to value debt securities without relying exclusively on quoted prices for the individual securities in the Company’s portfolio but relying on the securities relationship to other benchmark quoted securities. Impaired loans are valued at the net present value of expected payments and considering the fair value of any assigned collateral. The fair value of these assets is based on information obtained from a third party bank and is reflected within level 2 of the valuation hierarchy.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(8)	Fair Value Measurement: (Continued)

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	12/31/2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	$80,349	—	80,349	—
Taxable municipals	954	—	954	—
Tax-free municipals	25,782	—	25,782	—
Mortgage backed securities	63,719	—	93,719	—

Total	$170,804	—	170,804	—

	Total carrying	Quoted Prices	Significant
	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet at	Identical Assets	Inputs	Inputs
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	$84,093	—	84,093	—
Taxable municipals	1,283	—	1,283	—
Tax-free municipals	26,966	—	26,966	—
Trust preferred securities	1,685	—	—	1,685
Mortgage backed securities	70,764	—	70,764	—

Total	$184,791	—	183,106	1,685

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(8)	Fair Value Measurement: (Continued)

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Total carrying	Quoted Prices	Significant
December 31, 2018	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet	Identical Assets	Inputs	Inputs
Description	At 12/31/2018	(Level 1)	(Level 2)	(Level 3)
Assets
Foreclosed assets	$—	—	—	—

Impaired loans, net of allowance of $154	$261	—	—	261

	Total carrying	Quoted Prices	Significant
December 31, 2017	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet	Identical Assets	Inputs	Inputs
Description	At 12/31/2017	(Level 1)	(Level 2)	(Level 3)
Assets
Foreclosed assets	$3,369	—	—	3,369

Impaired loans, net of allowance of $289	$473	—	—	473

	Total carrying	Quoted Prices	Significant
December 31, 2016	value in the	In Active	Other	Significant
	consolidated	Markets for	Observable	Unobservable
	balance sheet	Identical Assets	Inputs	Inputs
Description	At 12/31/2016	(Level 1)	(Level 2)	(Level 3)
Assets
Foreclosed assets	$2,397	—	—	2,397

Impaired loans, net of allowance of $1,148	$6,123	—	—	6,123

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(8)	Fair Value Measurement: (Continued)

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at December 31, 2018 and December 31, 2017:

Level 3 Significant Unobservable Input Assumptions
	Fair Value	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs
December 31, 2018
Assets measured on a non-recurring basis

Foreclosed assets	$—	Discount to either actual sales price or appraised value of collateral	Appraisal and sales comparability adjustments	—

Impaired loans	415	Discount to appraised value of collateral	Appraisal comparability adjustments	25% to 50%

December 31, 2017
Assets measured on a non-recurring basis

Foreclosed assets	$3,369	Discount to either actual sales price or appraised value of collateral	Appraisal and sales comparability adjustments	30% to 55%

Impaired loans	760	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%

Asset measured on a recurring basis

Trust preferred securities	1,685	Discounted cash flow Spread to Libor swap curve	Compare to quotes for sale when available	One month libor plus 4% to 6%

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

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(8)	Fair Value Measurement: (Continued)

Change in Level 3 fair value measurements:

The table below includes a roll-forward of the balance sheet items for the years ended December 31, 2018 and 2017, (including the change in fair value) for assets and liabilities classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

The Company based the value of its trust preferred security on a quarterly review of SEC filings by the issuer to ascertain overall financial strength. Based on our analysis, the Company then reviewed the Libor swap curve to analyze the overall yield of our investment as compared to long-term swap rates. On rare occasions, the Company received an offer from a broker to purchase similar instruments and the Company analyzed those offerings as compared to our investment. The security was called in June 2018 at par.

The following table provides a reconciliation for trust preferred securities owned by the Company and measured at fair value on a recurring basis using level 3 inputs during the years ended December 31, 2018 and December 31, 2017.

	2018	2017
	(Dollar in Thousands)
Balance, January 1,	$1,685	1,817
Accretion included in net income	4	16
Unrealized gain (loss) included in comprehensive income	294	(148)
Call of security at book value	(1,658)	—
Realized gain on call of security	(325)	—

Ending balance, December 31,	—	1,685

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(8)	Fair Value Measurement: (Continued)

The estimated fair values of financial instruments were as follows at December 31, 2018:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$36,339	36,339	36,339	—	—
Interest-bearing deposits in banks	15,711	15,711	15,711	—	—
Securities available for sale	170,804	170,804	—	170,804	—
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,248	1,248	—	1,248	—
Loans receivable	658,782	627,956	—	—	627,956
Accrued interest receivable	3,503	3,503	—	—	3,503
Financial Liabilities:
Deposits	739,837	739,573	—	739,573	—
Advances from borrowers for taxes and insurance	1,279	1,279	—	1,279	—
Advances from Federal Home Loan Bank	33,000	32,830	—	32,830	—
Repurchase agreements	53,011	53,011	—	53,011	—
Subordinated debentures	10,310	10,310	—	—	10,310

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(8)	Fair Value Measurement: (Continued)

The estimated fair values of financial instruments were as follows at December 31, 2017:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$37,965	37,965	37,965	—	—
Interest-bearing deposits in banks	7,111	7,111	7,111	—	—
Securities available for sale	184,791	184,791	—	183,106	1,685
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	1,539	1,539	—	1,539	—
Loans receivable	637,102	615,265	—	—	615,265
Accrued interest receivable	3,589	3,589	—	—	3,589
Financial Liabilities:
Deposits	754,009	754,510	—	754,510	—
Advances from borrowers for taxes and insurance	808	808	—	808	—
Advances from Federal Home Loan Bank	23,000	22,849	—	22,849	—
Repurchase agreements	38,353	38,353	—	38,353	—
Subordinated debentures	10,310	10,099	—	—	10,099

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(8)	Fair Value Measurement: (Continued)

Non-Financial Assets and Non-Financial Liabilities:

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

Changes in economic conditions of model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. There were no transfers between levels for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(9)	Subordinated Debentures:

On September 25, 2003, the Company formed HopFed Capital Trust I (the “Trust”). The Trust is a statutory trust formed under the laws of the state of Delaware. In September 2003, the Trust issued variable rate capital securities with an aggregate liquidation amount of $10,000,000 ($1,000 per preferred security) to a third-party investor. The Company then issued floating rate junior subordinated debentures aggregating $10,310,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis. The variable interest rate is the three-month LIBOR plus 3.10% adjusted quarterly. The most recent interest rate adjustment for the trust was effective January 8, 2019, which adjusted the total coupon rate to 5.89%. These junior subordinated debentures mature in 2033, at which time the capital securities must be redeemed. The junior subordinated debentures and capital securities became redeemable contemporaneously, in whole or in part, beginning October 8, 2008 at a redemption price of $1,000 per capital security.

The Company has provided a full-irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the capital securities in the event of the occurrence of an event of default, as defined in such guarantee.

(10)	Concentrations of Credit Risk:

Most of the Bank’s business activity is with customers located within the western part of the Commonwealth of Kentucky and middle and western Tennessee. One-to-four family residential and non residential real estate collateralize the majority of the loans. The Bank requires collateral for the majority of loans.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The contractual amounts of credit-related financial instruments such as commitments to extend credit and commercial letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

At December 31, 2018 and December 31, 2017, all cash and cash equivalents are deposited with BBVA Bank, the Federal Reserve Bank or the Federal Home Loan Bank of Cincinnati (FHLB). Deposits at BBVA Bank are insured to $250,000. All deposits at the FHLB are liabilities of the individual bank and were not federally insured. The FHLB is a government sponsored enterprise (GSE) and has the second highest rating available by all rating agencies. At December 31, 2018, total FHLB deposits were approximately $7.3 million and total deposits at the Federal Reserve were $15.7 million, none of which is insured by the FDIC. At December 31, 2018, total deposits at BBVA were $9.8 million, of which $500,000 is insured by the FDIC. At December 31, 2017 total FHLB deposits were approximately $5.6 million and total deposits at the Federal Reserve were $7.1 million, none of which is insured by the FDIC. At December 31, 2017, total deposits at BBVA were $26.3 million, of which $500,000 were insured by the FDIC.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(11)	Employee Benefit Plans:

HopFed Bancorp Long Term Incentive Plans

On March 20, 2013, the Board of Directors of the Company adopted the HopFed Bancorp, Inc. 2013 Long Term Incentive Plan (the “Plan”), which was subsequently approved at the 2013 Annual Meeting of Stockholders. Under the Plan, the Compensation Committee has discretionary authority to grant up to 300,000 shares in the form of restricted stock grants and options to such employees, directors and advisory directors as the committee shall designate. The grants vest in equal installments over three or four year periods. Grants may vest immediately upon specific events, including a change of control of the Company, death or disability of award recipient, and termination of employment of the recipient by the Company without cause.

Awards are recognized as an expense to the Company in accordance with the vesting schedule. Awards in which the vesting is accelerated must be recognized as an expense immediately. Awards are valued at the closing stock price on the day the award is granted. For the year ended December 31, 2018, the Compensation Committee granted 15,039 shares of restricted stock with a market value of $225,000. For the year ended December 31, 2017, the Compensation Committee granted 12,753 shares of restricted stock with a market value of $178,000. For the year ended December 31, 2016, the Compensation Committee granted 11,679 shares of restricted stock with a market value of $145,000. The Company recognized $164,000, $106,000 and $135,000 in compensation expense for the years ending December 31, 2018, December 31, 2017 and December 31, 2016, respectively. The remaining compensation expense to be recognized at December 31, 2018, is as follows:

Year Ending December 31,	Approximate Future Compensation Expense
2019	$138
2020	116
2021	24
2022	3

Total	$281

The Compensation Committee may make additional awards of restricted stock, thereby increasing the future expense related to this plan. The early vesting of restricted stock awards due to factors outlined in the award agreement may accelerate future compensation expenses related to the plan, including a change in control of the Company. However, the total amount of future compensation expense would not change as a result of an accelerated vesting of shares. At December 31, 2018, the Company has 214,786 restricted shares available from the Plan that may be awarded.

401(K) Plan

The Company has a 401(K) retirement program that is available to all employees who meet minimum eligibility requirements. In 2015, the Company discontinued all employer 401(K) contributions on behalf of employees while allowing employees to continue contributions to the 401(K) plan.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(11)	Employee Benefit Plans: (Continued)

HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan

On March 2, 2015, the Company implemented the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan which covers substantially all employees who are at least 21 years old with at least one year of employment with the Company and Heritage Bank USA, Inc., the Company’s commercial bank subsidiary. The ESOP has three individuals who have been selected by the Company to serve as trustees. A directed corporate trustee has also been appointed. The ESOP will be administered by a committee (the “Committee”) currently composed of eleven employees selected by the Company or its designee.

On March 2, 2015, the ESOP purchased 600,000 shares from the Corporation at a cost of $7,884,000 using the proceeds of a loan granted to the ESOP from the Company. In accordance with the ESOP Loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP Loan. The ESOP Loan will be repaid principally from discretionary contributions by the Bank to the ESOP. The ESOP Loan requires annual payments and has a final maturity of December 9, 2026. The interest rate on the ESOP Loan is 3.0%. Shares purchased by the ESOP are be held in a trust account for allocation among participants as the ESOP Loan is repaid. The ESOP shares receive dividends. Dividends on unearned shares will be used to repay the ESOP Loan.

For the year ended December 31, 2018, the Company recognized an expense of $633,000 related to the ESOP loan payment and the Company released 51,856 shares from the ESOP trust to individual participants of the plan as a result of the 2018 loan payment. For the year ended December 31, 2017, the Company recognized an expense of $706,000 related to the ESOP loan payment and the Company released 64,032 shares from the ESOP trust to individual participants of the plan as a result of the 2017 loan payment. For the year ended December 31, 2016, the Company recognized an expense of $553,000 related to the ESOP loan payment and released 48,067 shares from the ESOP trust to individual participants as a result of the 2016 loan payment. At December 31, 2018 and December 31, 2017, shares held by the ESOP were as follows:

	December 31, 2018	December 31, 2017
Earned ESOP shares	215,510	165,686
Unearned ESOP shares	382,691	434,548

Total ESOP shares	598,201	600,234

Share price at December 31,	$13.29	$14.10

Fair value of unearned ESOP shares	$5,085,963	$6,127,127

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(12)	Income Taxes:

The provision for income tax expense for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, consisted of the following:

	2018	2017	2016
Current
Federal	$676	468	—
State	95	95	95

	771	563	95
Deferred
Federal	296	1,585	267
State	—	—	—

	296	1,585	267

	$1,067	2,148	362

Total income tax expense for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, differed from the amounts computed by applying the applicable statutory federal income tax rate to income before income taxes as follows:

	2018	2017	2016
Expected federal income tax expense at statutory tax rate	$1,415	1,853	1,110
Effect of nontaxable interest income	(220)	(345)	(452)
Effect of nontaxable bank owned life insurance income	(64)	(164)	(117)
Effect of Qualified Zone Academy Bond (QZAB)	—	—	(114)
State taxes on income, net of federal benefit	75	59	59
Other tax credits	(129)	(243)	(128)
Deferred tax asset revaluation	—	980	—
Other	(23)	—	—
Non-deductible expenses	13	8	4

Total income tax expense	$1,067	2,148	362

Income tax rate	15.8%	39.4%	11.1%

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(12)	Income Taxes: (Continued)

The components of deferred taxes as of December 31, 2018 and December 31, 2017 are summarized as follows:

	2018	2017
Deferred tax assets:
Allowance for loan loss	$953	1,014
Accrued expenses	79	77
Net operating loss carry forward	160	192
Tax credit carry forward	540	651
Unrealized loss on securities available for sale	414	57
Intangible amortization	—	192
Depreciation and amortization	18	—
Other	147	77

	2,311	2,260

Deferred tax liabilities:
FHLB stock dividends	(486)	(486)
Depreciation and amortization		(10)

	486	(496)

Net deferred tax asset	$1,825	1,764

At December 31, 2018, the Company has operating loss carry forwards of approximately $763,000, which begin to expire in 2034.

No valuation allowance for deferred tax assets was recorded at December 31, 2018 and December 31, 2017, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years and expected future taxable income. There were no unrecognized tax benefits during any of the reported periods. The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014. The Company recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(13)	Foreclosed Asset:

The Company’s foreclosed asset balances at December 31, 2018 and December 31, 2017 represent properties and personal collateral acquired by the Bank through customer loan defaults. The property is recorded at fair value less selling cost at the date acquired with any loss recognized as a charge off through the allowance for loan loss account. Additional real estate and other asset losses may be determined on individual properties at specific intervals or at the time of disposal. Additional losses are recognized as a non-interest expense. The compensation and activity in the Company’s foreclosed assets are summarized below:

	Balance			Reduction	Gain	Balance
	12/31/2017	Foreclosure	Sales	in Values	on Sale	12/31/2018
One-to-four family mortgages	$169	241	(164)	(5)	15	$256
Non-residential real estate	—	142	—	—	—	142
Land	3,200	—	—	—	—	3,200

Total	3,369	383	(164)	(5)	15	3,598

	Balance			Reduction	Gain (Loss)	Balance
	12/31/2016	Foreclosure	Sales	in Values	on Sale	12/31/2017
One-to-four family mortgages	$163	1,069	(1,237)	(10)	184	$169
Multi-family	1,775	—	(1,761)	—	(14)	—
Non-residential real estate	459	43	(500)	—	(2)	—
Land	—	3,200	—	—	—	3,200

Total	2,397	4,312	(3,498)	(10)	168	3,369

	Balance			Reduction	Gain (Loss)	Balance
	12/31/2015	Foreclosure	Sales	in Values	on Sale	12/31/2016
One-to-four family mortgages	$55	203	(77)	(8)	(10)	$163
Multi-family	—	1,915	(153)	—	13	1,775
Non-residential real estate	738	—	(270)	—	(9)	459
Consumer	—	15	(15)	—	—	—
Land	943	130	(1,108)	—	35	—

Total	1,736	2,263	(1,623)	(8)	(10)	2,397

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share Data)

(14)	Commitments and Contingencies:

In the ordinary course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The table below outlines the Company’s open loan commitments at December 31, 2018 and December 31, 2017:

	December 31,
	2018	2017
Commitments to extend credit	50,158	54,458
Standby letters of credit	1,046	143
Unused commercial lines of credit	45,912	62,910
Unused home equity lines of credit	31,733	32,701
Unused personal lines of credit	12,109	17,048

The Company and the Bank have agreed to enter into employment agreements with certain officers, which provide certain benefits in the event of their termination following a change in control of the Company or the Bank. The employment agreements provide for an initial term of three years. On each anniversary of the commencement date of the employment agreements, the term of each agreement may be extended for an additional year at the discretion of the Board. In the event of a change in control of the Company or the Bank, as defined in the agreement, the officers shall be paid an amount equal to 2.9 times the officer’s base salary as defined in the employment agreement.

The Company and the Bank have entered into commitments to rent facilities, purchase services and lease operating equipment that are non-cancelable. At December 31, 2018, future minimal purchase, lease and rental commitments were as follows:

Years Ending December 31,
2019	$308
2020	260
2021	224
2022	173
2023	22

Total	$987

The Company incurred rental expenses of approximately $121,000, $130,000 and $127,000 for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. In the normal course of business, the Bank and Corporation have entered into operating contracts necessary to conduct the Company’s daily business. The most significant operating contract is for the Bank’s data processing services, ACH item processing and ATM / Debit card processing which is variable based on the number of accounts and usage but has an expected annual cost of approximately $3.0 million. The entire data processing contract expires in September of 2019.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(14)	Commitments and Contingencies: (Continued)

The Company is partially self-insured for medical benefits provided to employees. Heritage Bank is named as the plan administrator for this plan and has retained Anthem Blue Cross Blue Shield (“Anthem”) to process claims and handle other duties of the plan. Anthem does not assume any liabilities as a third-party administrator. The Bank purchased two stop-loss insurance policies to limit total medical claims from Anthem. The first specific stop-loss policy limits the Company’s annual cost per covered individual in 2018, 2017 and 2016 of $100,000, $100,000 and $90,000, respectively. The Company has purchased a second stop-loss policy that limits the aggregate claims for the Company in 2018, 2017 and 2016 at $1.8 million, $1.7 million and $1.8 million, respectively, based upon the Company’s enrollment during those years. The Company has established a liability for outstanding claims as well as incurred but unreported claims. While management uses what it believes are pertinent factors in estimating the plan liability, the actual liability is subject to change based upon unexpected claims experience and fluctuations in enrollment during the plan year. At December 31, 2018 and December 31, 2017, the Company recognized a liability for self-insured medical expenses of approximately $210,000 and $172,000, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include property, plant, and equipment and income-producing commercial properties.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(14)	Commitments and Contingencies: (Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank, in the normal course of business, originates fixed rate mortgages that are sold to Freddie Mac. Upon tentative underwriting approval by Freddie Mac, the Bank issues a best effort commitment to originate a fixed rate first mortgage under specific terms and conditions that the Bank intends to sell to Freddie Mac. The Bank no longer assumes a firm commitment to originate fixed rate loans, thus eliminating the risk of having to deliver loans they did not close or pay commitment fees to make Freddie Mac whole.

The Company is subject to various claims and legal actions that have arisen in the course of conducting business. The Company records these as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not expect the ultimate disposition of these matters to have a material adverse impact of the Company’s consolidated financial statements.

(15)	Regulatory Matters:

The Company is a commercial bank holding company and, as such, is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System. The Company’s wholly owned bank subsidiary is a state chartered commercial bank supervised by the KDFI and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.

Under regulatory capital regulations and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and December 31, 2017. Management believes, as of December 31, 2018 and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except for Percentages)

(15)	Regulatory Matters: (Continued)

The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of December 31, 2018 and December 31, 2017 are presented below:

					To be Well
					Capitalized for
			Minimum Capital		Prompt Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 leverage capital to adjusted total assets
Company	$100,520	11.0%	$36,417	4.0%	$45,521	5.0%
Bank	$99,478	10.9%	$36,361	4.0%	$45,451	5.0%

Total capital to risk weighted assets
Company	$105,055	16.2%	$52.049	8.0%	$65,061	10.0%
Bank	$104,014	16.0%	$51,937	8.0%	$64,922	10.0%

Tier 1 capital to risk weighted assets
Company	$100,520	15.5%	$39,037	6.0%	$52,049	8.0%
Bank	$99,478	15.3%	$38,953	6.0%	$51,937	8.0%

Common equity tier 1capital to risk weighted assets
Company	$100,520	15.5%	$29,277	4.5%	n/a	n/a
Bank	$99,478	15.3%	$29,215	4.5%	$42,199	6.5%

As of December 31, 2017

Tier 1 leverage capital to adjusted total assets
Company	$95,709	10.6%	$36,137	4.0%	$45,171	5.0%
Bank	$95,123	10.5%	$36,090	4.0%	$45,112	5.0%

Total capital to risk weighted assets
Company	$100,535	16.0%	$50,352	8.0%	$62,940	10.0%
Bank	$99,949	15.9%	$50,314	8.0%	$62,892	10.0%

Tier 1 capital to risk weighted assets
Company	$95,709	15.2%	$37,764	6.0%	$50,352	8.0%
Bank	$95,123	15.1%	$37,735	6.0%	$50,314	8.0%

Common equity tier 1capital to risk weighted assets
Company	$95,709	15.2%	$28,323	4.5%	n/a	n/a
Bank	$95,123	15.1%	$28,301	4.5%	$40,880	6.5%

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(15)	Regulatory Matters: (Continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial status. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events that have changed the Bank’s status as a well-capitalized bank.

(16)	Stockholders’ Equity:

The Company’s sources of income and funds for dividends to its stockholders are earnings on its investments and dividends from the Bank. The Bank’s primary regulator, the KDFI, has regulations that impose certain restrictions on payment of dividends to the Corporation. Current regulations of the KDFI allow the Bank (based upon its current capital level and supervisory status assigned by the KDFI) to pay a dividend as long as the Bank subsidiary maintains an appropriate Tier 1 Capital ratio. Furthermore, for the Bank to pay a dividend to the Corporation without regulatory approval, the dividend is limited to the total amount of the Bank’s current year net income plus the Bank’s net income of the prior two years less any previous dividends paid by the Bank to the Corporation during that time.

At December 31, 2018, the Company holds a total of 1,341,980 shares of treasury stock at an average price of $12.45 per share. At December 31, 2018, the Company may purchase 296,380 shares of treasury stock under a new stock repurchase plan announced on November 11, 2017 that expires December 31, 2019. The Company conducts repurchases through open market transactions or in privately negotiated transactions that may be made from time to time depending on market conditions and other factors.

The Company has paid all interest payments due on HopFed Capital Trust I. If interest payments to HopFed Capital Trust I are not made in a timely manner, the Company is prohibited from making cash dividend payments to its common shareholders.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Heritage Bank USA, Inc. and HopFed Bancorp, Inc. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(16)	Stockholders’ Equity: (Continued)

Under these rules, the leverage capital and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

•	a new common equity Tier 1 capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from 4%);

•	a total risk-based capital ratio of 8% (unchanged from current rules); and

•	a Tier 1 leverage ratio of 4% for all institutions.

The rules also establish a “capital conservation buffer” of 2.5% (to be phased by 2019) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in:

•	a common equity Tier 1 risk-based capital ratio of 7.0%;

•	a Tier 1 risk-based capital ratio of 8.5%; and

•	a total risk-based capital ratio of 10.5%.

At December 31, 2018, the Bank and Corporation met all fully phased capital requirements of Basel III, including the capital conservation buffer of 2.5% to be fully phased in by January 1, 2019. The Capital conservation buffer for 2017 is 1.25% and 1.875% for 2018. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(17)	Earnings Per Share:

Earnings per share of common stock are based on the weighted average number of basic shares and dilutive shares outstanding during the year. Common stock warrants outstanding are not included in the dilutive earnings per share computations because they would be anti-dilutive.

The following is a reconciliation of weighted average common shares for the basic and dilutive earnings per share computations:

	For the years ended December 31,
	2018	2017	2016
Basic earnings per share:
Weighted average common shares	6,641,796	6,695,721	6,757,345
Less: Average unallocated ESOP shares	(408,620)	(474,089)	(523,485)

Weighted average common shares	6,233,176	6,221,632	6,233,860

Dilutive effect of stock options	—	—	—

Weighted average common shares - diluted	6,233,176	6,221,632	6,233,860

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share and Share Data)

(18)	Condensed Parent Company Only Financial Statements:

The following condensed balance sheets as of December 31, 2018 and December 31, 2017 and condensed statements of income and cash flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, of the parent company only should be read in conjunction with the consolidated financial statements and the notes thereto.

Condensed Balance Sheets:

	2018	2017
Assets:

Cash	$1,086	862
Investment in subsidiary	99,745	96,826
Prepaid expenses and other assets	871	1,109

Total assets	101,702	98,797

Liabilities:
Dividend payable - common	463	353
Interest payable	141	112
Other liabilities	2	610
Subordinated debentures	10,310	10,310

Total liabilities	10,916	11,385

Equity:
Preferred stock	—	—
Common stock	80	80
Additional paid-capital	59,105	58,825
Retained earnings	55,134	51,162
Treasury stock - common stock	(16,706)	(16,655)
Unearned ESOP shares	(5,268)	(5,901)
Accumulated other comprehensive loss	(1,559)	(99)

Total equity	90,786	87,412

Total liabilities and equity	$101,702	98,797

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share and Share Data)

(18)	Condensed Parent Company Only Financial Statements: (Continued)

Condensed Statements of Income:

	2018	2017	2016
Interest and dividend income:
Dividend income from subsidiary Bank	$2,500	2,500	2,000

Total interest and dividend income	2,500	2,500	2,000

Interest expense	538	436	388
Non-interest expenses	964	1,538	391

Total expenses	1,502	1,974	779

Income before income taxes and equity in undistributed earnings of subsidiary	998	526	1,221

Income tax benefits	(291)	(545)	(319)

Income before equity in undistributed earnings of subsidiary	1,289	1,071	1,540

Equity in earnings of subsidiary	4,380	2,230	1,364

Income available to common shareholders	$5,669	3,301	2,904

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share and Share Data)

(18)	Condensed Parent Company Only Financial Statements: (Continued)

Condensed Statements of Cash Flows:

	2018	2017	2016
Cash flows from operating activities
Net income	$5,669	$3,301	2,904
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(4,380)	(2,230)	(1,364)
Amortization of restricted stock	164	106	135
Increase (decrease) in:
Current income taxes payable	187	330	(49)
Accrued expenses	(301)	106	(392)

Net cash provided by operating activities	1,339	1,613	1,234

Cash flows from financing activities:
Purchase of treasury stock	(51)	(1,308)	(1,876)
Proceeds on ESOP loan	633	647	632
Dividends paid on common stock	(1,697)	(1,174)	(993)

Net cash used in financing activities	(1,115)	(1,835)	(2,237)

Net increase (decrease) in cash	224	(222)	(1,003)

Cash and due from banks at beginning of year	862	1,084	2,087

Cash and due from banks at end of year	$1,086	$862	1,084

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(Table Amounts in Thousands, Except Per Share and Share Data)

(19)	Investments in Affiliated Companies (Unaudited):

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of HopFed Capital Trust I (the Trust), a wholly owned statutory business trust. The Trust was formed on September 25, 2003. Summary financial information for the HopFed Capital Trust 1 is as follows:

Summary Balance Sheets

	December 31, 2018	December 31, 2017
Asset – investment in subordinated debentures issued by HopFed Bancorp, Inc.	$10,310	10,310

Liabilities
Stockholders’ equity:
Trust preferred securities	10,000	10,000
Common stock (100% owned by HopFed Bancorp, Inc.)	310	310

Total stockholder’s equity	10,310	10,310

Total liabilities and stockholder’s equity	$10,310	10,310

Summary Statements of Income

	Year Ended December 31,
	2018	2017
Income – interest income from subordinated debentures issued by HopFed Bancorp, Inc.	$555	449

Net income	$555	449

Summary Statements of Stockholder’s Equity

	Trust Preferred Securities	Common Stock	Retained Earnings	Total Stockholder’s Equity
Beginning balances, January 1, 2018	$10,000	310	—	10,310
Retained earnings:
Net income	—	—	555	555
Dividends:
Trust preferred securities	—	—	(538)	(538)
Common dividends paid to HopFed Bancorp, Inc.	—	—	(17)	(17)

Total retained earnings	—	—	—	—

Ending balances, December 31, 2018	$10,000	310	—	10,310

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(20)	Quarterly Results of Operations: (Unaudited)

Summarized unaudited quarterly operating results for the year ended December 31, 2018:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
December 31, 2018:
Interest and dividend income	$8,798	9,115	9,344	9,474
Interest expense	1,612	1,835	2,231	2,496

Net interest income	7,186	7.280	7,113	6,978
Provision for loan losses	68	62	74	84

Net interest income after provision for loan losses	7,118	7,218	7,039	6,894
Noninterest income	1,744	2,364	1,893	1,816
Noninterest expense	7,540	7,574	7,512	6,724

Income before income taxes	1,322	2,008	1,420	1,986
Income taxes	196	323	180	368

Net income	$1,126	1,685	1,240	1,618

Basic earnings per share	$0.18	0.28	0.20	0.26

Diluted earnings per share	$0.18	0.28	0.20	0.26

Weighted average shares outstanding:
Basic	6,188,413	6,142,680	6,211,636	6,266,585

Diluted	6,188,413	6,142,680	6,211,636	6,266,585

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(20)	Quarterly Results of Operations: (Unaudited)

Summarized unaudited quarterly operating results for the year ended December 31, 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
December 31, 2017:
Interest and dividend income	$8,160	8,419	8,635	8,541
Interest expense	1,406	1,454	1,537	1,566

Net interest income	6,754	6,965	7,098	6,975
Provision for loan losses	291	59	71	56

Net interest income after provision for loan losses	6,463	6,906	7,027	6,919
Noninterest income	2,296	1,836	2,030	1,868
Noninterest expense	7,689	7,233	7,168	7,806

Income before income taxes	1,070	1,509	1,889	981
Income taxes	135	368	486	1,159

Net income (loss)	$935	1,141	1,403	(178)

Basic earnings (loss) per share	$0.15	0.18	0.22	(0.03)

Diluted earnings (loss) per share	$0.15	0.18	0.22	(0.03)

Weighted average shares outstanding:
Basic	6,218,706	6,228,994	6,236,075	6,202,635

Diluted	6,218,706	6,228,994	6,236,075	6,202,635

HopFed Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

December 31, 2018, 2017 and 2016

(21)	Comprehensive Income:

FASB ASC 220, Comprehensive Income, established standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended December 31, 2018, 2017 and 2016.

	Pre-Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
December 31, 2018:
Unrealized holding gains (losses) on:
Available for sale securities	($1,589)	333	(1,256)
Available for sale securities – OTTI	294	(61)	233
Reclassification adjustments for gains on:
Available for sale securities	(553)	116	(437)

	($1,848)	388	(1,460)

December 31, 2017:
Unrealized holding gains (losses) on:
Available for sale securities	($585)	198	(387)
Available for sale securities – OTTI	(224)	76	(148)
Reclassification adjustments for gains on:
Available for sale securities	(169)	57	(112)

	($978)	331	(647)

December 31, 2016:
Unrealized holding gains (losses) on:
Available for sale securities	($2,048)	697	(1,351)
Available for sale securities – OTTI	(258)	88	(170)
Reclassification adjustments for gains on:
Available for sale securities	(612)	207	(405)

	($2,918)	992	(1,926)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors conducted a competitive process to determine the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2018. The Audit Committee invited nine qualified accounting firms to participate in the process, including Carr, Riggs & Ingram, LLC (“CRI”), the Company’s then independent registered public accounting firm. As a result of this process, on March 13, 2018, the Audit Committee approved the engagement of HORNE LLP (‘HORNE”) as the Company’s independent registered public accounting firm for the Company’s 2018 fiscal year and dismissed CRI. On March 19, 2018, the Company filed a Current Report on Form 8-K to discuss the change in its independent registered public accounting firm.

During the Company’ fiscal years ended December 31, 2016 and 2017, and the subsequent interim period through the date of filing the Form 8-K report announcing the change, there were (i) no “disagreements” as that term is defined in Item 304(1)(iv) of Regulation S-K between the Company and CRI on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, any of which, if not resolved to CRI’s satisfaction, would have caused CRI to make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements for the relevant year, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2016 and December 31, 2017, and the subsequent interim period through the date of the fling of the Form 8-K report, neither the Company nor anyone on its behalf has consulted with HORNE regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that HORNE concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (iii) any matter that was either the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

Management Report on Internal Control

The management of HopFed Bancorp, Inc. and its subsidiaries (collectively referred to as the “Company”9) is responsible for the preparation, integrity and fair presentation of published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America over financial reporting (“U.S. GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that HopFed Bancorp’s internal control over financial reporting is effective as of December 31, 2018.

HORNE LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Date: March 18, 2019	By:	(signed) John E. Peck
John E. Peck
President and Chief Executive Officer

	By:	(signed) Billy C. Duvall
Billy C. Duvall
Senior Vice President and Treasurer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of HopFed Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited HopFed Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2018 and our report dated March 18, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ HORNE LLP

Memphis, Tennessee
March 18, 2019

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Pursuant to our charter and bylaws, the Company’s board of directors is divided into three classes. Directors are elected for a term of three years, with a term of office of one of the three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected or until his successor is duly elected and qualified. Information regarding the Board of Directors is as follows:

Richard Perkins. Mr. Perkins was appointed to the Board of Directors on January 15, 2014. Mr. Perkins graduated from Western Kentucky University with a business degree and later from the Stonier Graduate School of Banking. Mr. Perkins began his career with the Federal Deposit Insurance Corporation (“FDIC”) as a field examiner, later serving as field supervisor in western Kentucky and southern Illinois. Mr. Perkins currently provides part-time consulting services to ProBank Austin. Mr. Perkins regulatory experience with the FDIC and as a consultant to financial institutions, as well as his business and accounting experience are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

Ted S. Kinsey. Mr. Kinsey, elected in 2008, has served as the owner and operator of Parkway Chrysler, Inc. in Benton, Kentucky since 1980. Mr. Kinsey previously served as a Director of the Bank of Marshall County in Benton, Kentucky and Mercantile Bank of St. Louis, Missouri. Mr. Kinsey has served as a director of the Benton Electric System since 2004 and the Marshall County Hospital in Benton, Kentucky since 2006. Mr. Kinsey is a member and serves on the finance committee of the First Baptist Church of Benton, Kentucky. Mr. Kinsey’s business and banking experience and contacts in the local community are among his qualifications to serve on the Board of Directors and provides significant value to the Board.

John E. Peck. Mr. Peck has served as President and Chief Executive Officer of both the Company and the Bank since July 2000. Prior to that, Mr. Peck was President and Chief Executive Officer of United Commonwealth Bank and President of Firstar Bank-Calloway County. Mr. Peck was a past Board Member and Chairman of the Christian County Chamber of Commerce, Jennie Stuart Hospital and Murray-Calloway County Hospital. Mr. Peck holds a Bachelor of Science of Business Administration with a concentration in Finance from the University of Louisville. Mr. Peck is a graduate of the Louisiana State University School of Banking. Mr. Peck is a member and serves on the finance committee of the First Baptist Church of Hopkinsville. Mr. Peck’s banking experience, his knowledge of products and services and the regulatory environment in which the Company operates, as well as his relationships in the banking and financial services industry are among his qualifications to serve on the Board of Director and provide significant value to the Board.

Mark D. Alcott. Mr. Alcott was elected to the Board of Directors of the Company on April 18, 2018 pursuant to the terms of the Standstill Agreement dated April 10, 2018, by and among the Company, the Stilwell Group, Joseph Stilwell and Mr. Alcott. Mr. Alcott earned an undergraduate degree in Agri-Business from Western Kentucky University (“WKU”) and graduated from the University of Kentucky Law School. Mr. Alcott is the managing partner for his law firm, Harlin Parker of Bowling Green, Kentucky. Mr. Alcott has served the City of Bowling Green in several leadership capacities including City Commissioner, Bowling Green Chamber of Commerce, Bowling Green Municipal Utilities as well as the Bowling Green - Warren County Bar Association. Mr. Alcott currently serves on the Ogden College Advisory Board at WKU. Mr. Alcott is a Deacon and Moderator at First Baptist Church of Bowling Green.

Steve Hunt. Mr. Hunt, elected in 2010, is Vice-President of Agri-Power Inc., a Board Member of Agri-Chem and a partner in Hunt Farms, all headquartered in Hopkinsville, Kentucky. Agri-Power operates eighteen retail dealerships for IH Case, New Holland, Kubota and Kinze in western Kentucky, southern Indiana, southern Illinois, western Tennessee, northern Alabama and Mississippi. Agri-Chem provides agricultural related products and services throughout Western Kentucky as well as operates a river terminal on the Cumberland River in Lyon County, Kentucky. Hunt Farms is a family owned farm with approximately 10,000 acres of corn, wheat and soybeans and approximately 25 acres of tobacco. Mr. Hunt is a sixteen year board member of the Christian County Water District, a nineteen year board member and past president of the Kentucky Small Grain Grower Association, a six year board member of the Christian County Chamber of Commerce Agricultural and Commerce Committee and member of Hillcrest Baptist Church. Mr. Hunt’s business experience and contacts in the local community are among his qualifications to serve on the Board of Directors and provides significant value to the Board.

Michael L. Woolfolk. Mr. Woolfolk has served as Executive Vice President and Chief Operations Officer of the Bank since August 2000. Mr. Woolfolk was appointed to the Board of Directors of the Company on August 15, 2012. Mr. Woolfolk was elected to the Company’s Board of Directors in 2013. Prior to that, he was President of First-Star Bank-Marshall County, President and Chief Executive Officer of Bank of Marshall County and President of Mercantile Bank. Mr. Woolfolk is a member of Hillcrest Baptist Church of Hopkinsville. Mr. Woolfolk has extensive banking experience and is knowledgeable of banking products and services as well as the regulatory environment in which the Company operates. This industry knowledge as well as his relationship in the banking and financial services industries are among his qualifications to serve on the Board of Director and provide significant value to the Board.

Harry J. Dempsey, MD. Dr. Dempsey, first elected in 1999, served as an anesthesiologist with Christian County Anesthesia in Hopkinsville, Kentucky, from 1985 through 2016. Dr. Dempsey currently serves as Medical Director of Anesthesia at Baptist Health Madisonville, Kentucky. Dr. Dempsey has a variety of business interest including agricultural, retail and residential development and retail and residential construction. Dr. Dempsey has twice served as a Medical Staff President at Jennie Stuart Medical Center and as a director on the Medical Center’s hospital board. Dr. Dempsey is currently a Director and Treasurer for the Christian County Health Department. Dr. Dempsey is a past chairman of the United Way of Christian County. Dr. Dempsey’s business experience and contacts in the local community are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

Thomas I. Miller, Ph.D. Dr. Miller served as a Director of the Company from 2002 to 2013. Dr. Miller was re-appointed to the Board of Directors on December 16, 2015 upon the retirement of Mr. Gilbert E. Lee. Dr. Miller was appointed to serve the remaining term of Mr. Lee, which expired at the 2017 Annual Meeting of Stockholders and was re-elected at that meeting. From 1967 to 2014, Dr. Miller served as an instructor, assistant professor, associate professor, and professor of accounting at Murray State University. Dr. Miller served as Chairman of the Accounting Department for 17 years; coordinator of planned giving for 5 years; Executive Director of the Murray State University Foundation for over 20 years; and served twice as the interim president of Murray State University and was appointed the 12th President of Murray State University in 2014. Dr. Miller was a partner in the public accounting firm of Miller & Wilson, a certified public accounting firm located in Murray, Kentucky from 1993 through 2010. He was a member of the AICPA, the Kentucky Society of CPAs, the American College of Forensic Examiners and the American Accounting Association. Dr. Miller is a former chairman and trustee of the Murray-Calloway County Hospital Board and served as a board member of the Murray Electric System for 12 years. Dr. Miller’s academic and professional experience are among his qualifications to serve on the Company’s Board of Directors and provide significant value to the Board.

Other Executive Officers of the Company

Billy C. Duvall. Mr. Duvall has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since June 1, 2001. Prior to that, he was an auditor with Rayburn, Betts & Bates, PC, independent public accountants and nine years as a Principal Examiner with the National Credit Union Administration. Mr. Duvall holds a Bachelor of Business Administration from Austin Peay State University in Accounting and Finance. Mr. Duvall is a Certified Public Accountant of the Commonwealth of Virginia. Mr. Duvall serves on College of Business Advisory Board at Austin Peay State University. Mr. Duvall is a Board Member for the Pennyroyal Mental Health Center and a member of Southside Church of Christ in Hopkinsville.

Bailey C. Knight. Mr. Knight was promoted to Chief Credit Officer on January 15, 2016. Mr. Knight was hired by the Company on April 2, 2012 as the Cheatham County Market President and has served as the Company’s Senior Lending officer. Prior to that, he was the Regional Executive and Team Lead with Capital Bank/GreenBank and has over 25 years of Commercial Banking experience. Mr. Knight holds a Bachelor of Business Administration in Finance from Austin Peay State University. Mr. Knight previously served on the Board of the Mid-Cumberland Area Development Company and the Cheatham County Chamber of Commerce. Mr. Knight is a past Board Member of the Clarksville Downtown Kiwanis Club and of Clarksville Aspire. He is also a graduate of Leadership Clarksville; Southeastern School of Banking; Southeastern School of Commercial Lending and a member of Lone Oak Baptist Church, Cunningham, Tennessee.

CORPORATE GOVERNANCE AND OTHER MATTERS

BOARD OF DIRECTORS AND STOCKHOLDER MEETINGS

The Board of Directors met twenty-one times during the fiscal year ended December 31, 2018. All directors attended at least 75% of the Board of Director’s meetings and assigned committee meetings in 2018. The Company encourages directors’ attendance at its Annual Meetings and requests that directors make reasonable efforts to attend. All members of the Board of Directors attended the 2018 Annual Meeting.

STOCKHOLDER COMMUNICATION

Stockholders may communicate directly with members of the Board of Directors or the individual Chairman of standing Board of Directors committees by writing directly to those individuals at the following address: P.O. Box 537, Hopkinsville, Kentucky 42241-0537. The Company’s general policy is to forward, and not to intentionally screen, any mail received at the Company’s corporate office that is sent directly to an individual, unless the Company believes the communication may pose a security risk. The Board of Directors reserves the right to revise this policy in the event it is abused, becomes unworkable or otherwise does not efficiently serve the policy’s purpose.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics that applies to all officers, other employees and directors. A link to the Code of Ethics is on the Investor Relations portion of the Company’s website. Any waiver or substantive amendments of the Code of Ethics applicable to the Company’s directors and executive officers also will be disclosed on the Company’s website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all such reports. Based solely on its review of copies of such reports received by it, or representations from certain reporting persons that no annual report of change in beneficial ownership is required, the Company believes that during the year ended December 31, 2018 all such filing requirements were compiled in a timely.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating Corporate Governance Committee. The Board of Directors has determined that all of the directors who serve on these committees are independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASDAQ listing standards. The Board of Directors has adopted a charter for each of the three standing committees. Links to these committee charters are on the “Investor Relations” portion of the Company’s website at: www.bankwithheritage.com. The Board of Directors of each of the Company and the Bank also has an Executive Committee.

Audit Committee

The current members of the Audit Committee are Mr. Perkins, who serves as the Chairman, and Messrs. Miller and Hunt. Each of the members of the Audit Committee is independent within the meaning of applicable NASDAQ rules. The Board of Directors has determined that each of the Audit Committee members has the requisite expertise generally required of an audit committee member under NASDAQ standards and that Mr. Perkins is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K.

Mr. Perkins was employed by more than 25 years by the Federal Deposit Insurance Corporation (“FDIC”) as both an examiner and supervisory of examiners of several offices in the Midwest. Mr. Perkins supervised commercial banks of various sizes and complexities, including publically traded institutions that were required to adhere to both FDICA and Sarbanes Oxley requirements. Mr. Perkins professional requirements precluded him from owning stocks in the commercial banks that he did or could supervise in his normal duties. The Board of Directors has deemed that Mr. Perkins educational and professional background possess sufficient experience to qualify as an audit committee financial expert.

Dr. Miller served as an instructor, assistant professor, associate professor and professor of accounting at Murray State University from 1967 to 2014. Dr. Miller was chairman of the accounting department for 17 years and twice served as interim president of Murray State University. Dr. Miller was later appointed as the 12th President of Murray State University. Dr. Miller was a partner in a public accounting firm of Miller and Wilson from 1993 to 2010. Along with other attributes outlined in Dr. Miller’s biography included in this report, the Board of Directors deems that Dr. Miller’s educational and professional background qualify him to serve as an audit committee financial expert.

The Board of Directors believes that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the committee. The Audit Committee has authority to engage legal counsel, accounting professionals and other experts it deems appropriate to carry out its responsibilities. The Audit Committee has oversight responsibility for the quality and integrity of the Company’s financial statements. The Audit Committee meets privately with the independent auditors, has the sole authority to retain and dismiss the independent auditors and reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.

The Audit Committee met four times during 2018. The primary functions of the Audit Committee are to oversee: (i) the audit of the financial statements of the Company provided to the SEC, the shareholders and the general public; (ii) the Company’s internal financial and accounting processes; and (iii) the independent audit process. Additionally, the Audit Committee has responsibilities relating to: (i) registered public accounting firms; (ii) complaints relating to accounting, internal accounting controls or auditing matters; (iii) authority to engage advisors; and (iv) funding as determined by the audit committee. These and other aspects of the Audit Committee’s authority are more particularly described in the Audit Committee Charter adopted by the Board of Directors, available on the “Investor Relations” portion of the Company’s website at: www.bankwithheritage.com.

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent auditor. The policy requires that all services to be provided by the independent auditor, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit services provided during 2018.

Compensation Committee

The members of the Compensation Committee are Mr. Hunt, who serves as the Chairman, and Messrs. Kinsey and Miller, each of whom is a non-employee director and is also independent within the meaning of NASDAQ listing standards. The Compensation Committee met three times during 2018. The functions of the Compensation Committee include making recommendations to the Board of Directors concerning compensation, including incentive compensation, of the executive officers and directors. The Compensation Committee also administers our stock incentive plans. A link to the Compensation Committee Charter is on the “Investor Relations” portion of our website.

Nominating and Corporate Governance Committee

The independent members of the Board of Directors serve as the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for evaluating and recommending individuals for election or re-election to the Board of Directors, including those recommendations submitted by stockholders, the evaluation of the performance of the Board of Directors and its committees, and the evaluation and recommendation of corporate governance policies. In 2018, the Nominating and Corporate Governance Committee held four meetings.

It is a policy of the Nominating and Corporate Governance Committee that candidates for director possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have skills and expertise appropriate for the Company and serving the long-term interests of the Company’s stockholders. The committee’s process for identifying and evaluating nominees is as follows: (1) in the case of incumbent directors whose terms of office are set to expire, the committee reviews such director’s overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any related party transactions with the Company during the applicable time period (incumbent directors whose terms are to expire do not participate in such review); and (2) in the case of new director candidates, the committee first conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors.

The Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications, including whether the nominee is independent within the meaning of NASDAQ rules, and then selects a candidate for recommendation to the Board of Directors by majority vote. In seeking potential nominees, the Nominating and Corporate Governance Committee uses a network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. To date, the Nominating and Corporate Governance Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates, nor has the committee rejected a timely director nominee from a stockholder(s) holding more than 5% of the Company’s voting stock.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders, provided the stockholders follow the procedures set forth in the Company’s Certificate of Incorporation. The committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, and based on whether the candidate was recommended by a stockholder or otherwise.

The Company’s Certificate of Incorporation provides that, to be timely, a stockholder’s notice of nomination must be delivered or mailed to the Secretary of the Company not less than 30 days nor more than 60 days prior to an annual meeting; provided, however, that in the event that less than 40 days’ notice of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be not later than close of business on the 10th day following the date on which notice is mailed. A stockholder’s notice of nomination must also set forth as to each person who the stockholder proposes to nominate for election as a director, (a) the name, age, business address and, if known, residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Company which are beneficially owned by such person, and (d) any other information reasonably requested by the Company.

At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Company that information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee. Stockholder nominations may be proposed by any shareholder eligible to vote at an annual meeting provided the notice is timely and complies with the informational requirements of the Certificate of Incorporation. See “Date for Submission of Stockholder Proposals.”

The Nominating and Corporate Governance Committee may reject any nomination by a stockholder not made in accordance with the requirements of the Company’s Certificate of Incorporation. Notwithstanding the foregoing procedures, if neither the Board of Directors nor such committee makes a determination as to the validity of any nominations by a shareholder, the chairman of the annual meeting shall, if the facts warrant, determine at the annual meeting whether the nomination was made in accordance with the terms of the Certificate of Incorporation.

Executive Committees

The Board of Directors of each of the Company and the Bank has established an Executive Committee which, when the Board of the Company or the Bank is not in session, may exercise all of the authority of the Board except to the extent that such authority is limited by law or Board resolution. Members of the Executive Committee of each of the Company and the Bank are Messrs. Hunt, Dempsey, Kinsey and Peck. During 2018, the Executive Committee of the Company and the Bank meet two times.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board of Directors (the “Committee”), comprised of three independent directors, has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation program. The role of the Committee is to oversee, on behalf of the Board and for the benefit of the Company and its stockholders, the Company’s compensation and benefit plans and policies, administer its stock plans (including reviewing and approving equity grants to directors and executive officers) and review and approve annually all compensation decisions relating to the President and Chief Executive Officer (“CEO”) and the other executive officers of the Company. The Committee meets a minimum of two times annually to review executive compensation programs, approve compensation levels and performance targets, review management performance, and approve final executive bonus distributions. The Committee operates in accordance with a charter, most recently revised in January 2018, which sets forth its rights and responsibilities. The Committee and the Board annually review the charter.

Introduction

In this section, we discuss certain aspects of our compensation program as it pertains to our Named Executive Officers listed in the Summary Compensation Table. Our discussion focuses on compensation and practices relating to our most recently completed fiscal year.

Summary Compensation Table

The following table sets forth compensation information for the Company’s CEO, CFO, and the three other most highly compensated executive officers for the fiscal year ended December 31, 2018, December 31, 2017, and December 31, 2016.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards (2)	All other Compensation (3)	Total
John E. Peck	2018	$316,096	$31,990	$63,996	$52,482	$464,564
President & CEO	2017	$316,096	$25,815	$51,625	$65,871	$459,407
	2016	$316,096	$31,083	$52,687	$62,922	$462,788

Billy C. Duvall	2018	$194,964	$19,731	$39,475	$17,269	$271,439
Treasurer & CFO	2017	$194,964	$15,922	$31,844	$21,112	$263,842
	2016	$194,964	$19,171	$32,489	$19,758	$266,382

Michael L. Woolfolk	2018	$236,888	$23,974	$47,949	$42,226	$351,037
Chief Operating Officer	2017	$236,888	$19,346	$38,698	$42,848	$337,780
Board Secretary	2016	$236,888	$23,294	$39,480	$73,015	$372,677

Bailey C. Knight	2018	$191,100	$19,330	$43,663	$16,388	$270,481
Chief Credit Officer	2017	$191,100	$15,607	$36,219	$17,305	$260,231
	2016	$182,645	$5,168	$5,001	$14,353	$207,167

(1)	Bonus payments were earned by meeting improved financial performance metrics as outlined by the Company’s Compensation Committee.
(2)

Restricted stock awards approved by the Compensation Committee under the 2013 Plan that was approved at the 2013 Annual Meeting of Shareholders may vest over a three or four year period at a rate of 33.3% per year. All awards granted to the named executive officers were granted under the 2013 Plan. With the exception of Mr. Knight, whose has portions of his restricted stock awards vesting over a four year period, all restricted stock awards granted to Named Executive Officers under the 2013 Plan in 2018 and 2017 vest over a three year period. Under the 2013 Plan, vesting is accelerated upon a change in control, the exercise of eligible options, the death or termination of employment without cause of the grant recipient or the termination of employment upon reaching normal retirement age. For Messrs. Peck, Woolfolk, Duvall and Knight, the Committee granted restricted stock awards totaling 4,327 shares, 3,242 shares, 2,669 shares and 2,614 shares, respectively on March 21, 2018 that vest over a three-year period. Mr. Knight was granted 338 shares on April 2, 2018 that vest over a four-year period. For Messrs. Peck, Woolfolk, Duvall and Knight, the Committee granted restricted stock awards totaling 3,706 shares, 2,778 shares, 2,286 shares and 2,241 shares, respectively on September 20, 2017 that vest over a three-year period. Mr. Knight was granted 350 shares of restricted stock on April 3, 2017 that vest over a four-year period. For Messrs. Peck, Woolfolk and Duvall, the Committee granted restricted stock awards totaling 4,844 shares, 3,360 shares and 2,765 shares, respectively on January 20, 2016 that vest over a three- year period. The committee granted a restricted stock award of 436 shares to Mr. Knight on April 4, 2016 that vest over a four-year period. The grant date fair value of the awards shown in the above table was computed in accordance with FASB ASC TOPIC 718 and represents the total projected expense to the Company of awards made in 2018, 2017 and 2016.

(3)

In 2016, the Company’s benefit for participation in the ESOP for Messrs. Peck, Woolfolk, Duvall and Knight was $19,207, $19,207, $17,888 and $13,810, respectively. In 2017, the Company’s benefit for participation in the ESOP for Messrs. Peck, Woolfolk, Duvall and Knight was $19,564, $21,233, $19,398 and $16,766, respectively. In 2018, the Company’s benefit for participation in the ESOP for Messrs. Peck, Woolfolk, Duvall and Knight was $19,914, 19,914, 17,553 and $16,658, respectively. In 2018, 2017 and 2016, Mr. Peck was paid $10,256, 8,986 and $9,340, respectively, for the Company’s use of a building he owns. In 2018, Messrs. Peck and Woolfolk received fees paid to the as Board of Directors of the Company totaling $22,275. In 2017, Messrs. Peck and Woolfolk received fees paid to the as Board of Directors of the Company totaling $18,400. In 2016, Messrs. Peck and Woolfolk received fees paid to the as Board of Directors of the Company totaling $16,075 and $15,300, respectively. The column also includes amounts of previously unpaid dividends and 5% interest on the unpaid dividends on restricted stock that vested in 2017.

Grant of Plan - Based Awards

The following table sets forth the plan-based grants made during the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016.

						All Other
		Estimated future	Estimated	All Other		Option
		payouts	future	Stock		Awards:	Exercise or	Grant Date
		under	payouts under	Awards:		Number of	Base Price of	Fair Value of
		Non-Equity	Equity	Number of		Securities	Stock and	Stock and
	Grant	Incentive	Incentive Plan	Shares of		Underlying	Option	Option
Name	Date(1)	Plan Awards	Awards	Stock(2)(3)		Options	Awards	Awards(4)
John E. Peck	3/21/2018	N/A	N/A	4,327	(2)	N/A	$14.79	$63,996
	9/20/2017	N/A	N/A	3,706	(2)	N/A	$13.93	$51,625
	1/20/2016	N/A	N/A	4,484	(2)	N/A	$11.75	$52,687

Michael L. Woolfolk	3/21/2018	N/A	N/A	3,242	(2)	N/A	$14.79	$47,949
	9/20/2017	N/A	N/A	2,778	(2)	N/A	$13.93	$38,698
	1/20/2016	N/A	N/A	3,360	(2)	N/A	$11.75	$39,480

Billy Duvall	3/21/2018	N/A	N/A	2,669	(2)	N/A	$14.79	$39,475
	9/20/2017	N/A	N/A	2,286	(2)	N/A	$13.93	$31,844
	1/20/2016	N/A	N/A	2,765	(2)	N/A	$11.75	$32,489

Bailey Knight	4/02/2018	N/A	N/A	338	(3)	N/A	$14.80	$5,002
	3/21/2018	N/A	N/A	2,614	(2)	N/A	$14.79	$38,661
	9/20/2017	N/A	N/A	2,241	(2)	N/A	$13.93	$31,217
	4/03/2017	N/A	N/A	350	(3)	N/A	$14.29	$5,002
	4/04/2016	N/A	N/A	436	(3)	N/A	$11.47	$5,001

(1)

The Compensation Committee granted Messrs. Peck, Woolfolk and Duvall restricted stock awards on March 21, 2018, September 20, 2017 and January 20, 2016. The Compensation Committee granted Mr. Knight restricted stock awards on April 2, 2018, March 21, 2018, September 20, 2017, April 3, 2017 and April 4, 2016. All awards were granted under the 2013 Plan.

(2)

Restricted stock awards approved by the Compensation Committee and awarded to Messrs. Peck, Woolfolk, Duvall vest over a three year period at a rate of 33.3% per year. The restricted stock award granted to Mr. Knight on March 21, 2018 and September 20, 2017 vest over a three year period at a rate of 33.3% per year. Under the 2013 Plan, vesting is accelerated upon a change in control, the exercise of eligible options, the death or disability of the grants recipient, the termination without cause of the grant recipient or the grant recipient leaving service after reaching normal retirement age.

(3)

Restricted stock awards approved by the Compensation Committee under the 2013 Plan and awarded to Mr. Knight on April 2, 2018, April 3, 2017 and April 4, 2016 vest over a four year period at a rate of 25% per year. Under the 2013 Plan, vesting is accelerated upon a change in control, the death of the recipient or termination without cause of the grant recipient.

(4)

The grant date fair value of the awards shown in the above table was computed in accordance with FASB ASC Topic 718 and represents the total projected expense to the Company of awards made in 2018, 2017 and 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards as of December 31, 2018. All outstanding restricted stock awards have been issued under the 2013 Plan. All outstanding restricted stock awards will immediately vest upon a change of control of the Company.

	Underlying	Underlying	Exercisable	Unexercisable	Number of		Value of
	Unexercised	Unexercised	Option	Option	Shares that		Shares that
	Options	Options	Exercise	Exercise	have not		have not
Name	Exercisable	Unexercisable	Price	Price	vested		Vested (1)
John Peck
2018 Restricted Stock Award	—	—	—	—	4,327	(2)	$57,506
2017 Restricted Stock Award	—	—	—	—	2,471	(3)	$32,840
2016 Restricted Stock Award	—	—	—	—	1,494	(4)	$19,855

Michael Woolfolk
2018 Restricted Stock Award	—	—	—	—	3,242	(2)	$43,086
2017 Restricted Stock Award	—	—	—	—	1,852	(3)	$24,613
2016 Restricted Stock Award	—	—	—	—	1,120	(4)	$14,885

Billy Duvall
2018 Restricted Stock Award	—	—	—	—	2,669	(2)	$35,471
2017 Restricted Stock Award	—	—	—	—	1,524	(3)	$20,254
2016 Restricted Stock Award	—	—	—	—	921	(4)	$12,240

Bailey Knight
2018 Restricted Stock Award	—	—	—	—	2,614	(2)	$34,740
2018 Restricted Stock Award	—	—	—	—	338	(5)	$4,492
2017 Restricted Stock Award	—	—	—	—	1,494	(3)	$19,855
2017 Restricted Stock Award	—	—	—	—	263	(6)	$3,495
2016 Restricted Stock Award	—	—	—	—	218	(7)	$2,897
2015 Restricted Stock Award	—	—	—	—	97	(8)	$1,289

(1)	The fair market value of the Company’s common stock price at the end of the fiscal year was $13.29 per share.
(2)	Remaining unvested shares that will vest 33.3% on March 21, 2019, 33.3% on March 21, 2020 and 33.4% on March 21, 2021.
(3)	Remaining unvested shares that will vest 50% on September 20, 2019 and 50% on September 20, 2020.
(4)	Remaining shares will vest on January 20, 2019.
(5)	Remaining unvested shares will vest 25% on April 2, 2019, 25% on April 2, 2020, 25% on April 2, 2021 and 25% on April 2, 2022.
(6)	Remaining unvested shares will vest 33.3% on April 3, 2019, 33.3% on April 3, 2020 and 33.4% on April 3, 2021.
(7)	Remaining unvested shares will vest 50% on April 2, 2019 and 50% on April 2, 2020.
(8)	Remaining unvested shares will vest April 2, 2019.

Option Exercises and Stock Vested

The following table sets forth exercised options and vested awards for the fiscal year ended December 31, 2018.

	Option Awards (1)		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)
John E. Peck	N/A	N/A	2,730	$42,751
Billy C. Duvall	N/A	N/A	1,684	$26,372
Michael L. Woolfolk	N/A	N/A	2,046	$32,042
Bailey Knight	N/A	N/A	1,168	$19,580

(1)	In 2018, the Compensation Committee did not grant any options.
(2)	Represents the number of shares of restricted stock vested in 2018.
(3)

For Messrs. Peck, Woolfolk and Duvall, the dollar value realized on vesting shares was computed using the closing price of the Company’s common stock at September 20, 2018, and January 22, 2018, of $17.55 and $15.04, respectively, plus unpaid dividends and interest on unpaid dividends of 5% per year. For Mr. Knight, the dollar realized on vesting shares was computed using the closing price of the Company’s common stock on April 2, 2018, April 3, 2018, April 4, 2018, July 2, 2018 and September 20, 2018, with a weighted average price of $16.47 per share, plus unpaid dividends and interest on unpaid dividends of 5% per year

The following table sets forth exercised options and vested awards for the fiscal year ended December 31, 2017.

	Option Awards (1)		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)
John E. Peck	N/A	N/A	3,764	$53,211
Billy C. Duvall	N/A	N/A	2,321	$32,812
Michael L. Woolfolk	N/A	N/A	2,820	$39,865
Bailey Knight	N/A	N/A	427	$6,126

(1)	In 2017, the Compensation Committee did not grant any options.
(2)	Represents the number of shares of restricted stock vested in 2017.
(3)

For Messrs. Peck, Woolfolk and Duvall, the dollar realized on vesting shares was computed using the closing price of the Company’s common stock on June 19, 2017, at $14.51 per share and January 20, 2017, at $13.57 per share, plus unpaid dividends and interest on unpaid dividends of 5% per year. For Mr. Knight, the dollar realized on vesting shares was computed using the closing price of the Company’s common stock on April 3, 2017, April 4, 2017 and July 3, 2017, which was a weighted average price of $14.35 per share, plus unpaid dividends and interest on unpaid dividends of 5% per year

Compensation Philosophy and Objectives

The Company and the Committee believe that the compensation paid to executive officers should be closely aligned with the long term performance of the Company, such compensation must be competitive with similar institutions in the region, and compensation should assist the Company in attracting and retaining key executives critical to the Company’s long-term success. The Committee utilizes both salary and equity compensation as a tool to attract and retain key executive officers.

The Committee believes that compensation should be structured to ensure that a portion of the executive’s compensation opportunities will be directly related to the Company achieving its longer term goals established in its Three Year Business Plan. Execution of the Company’s Three Year Business Plan may not result in immediate improvement in the Company’s stock price as the Company’s plan includes the reduction of loans classified as substandard, the introduction of loan production offices in Nashville, Tennessee, and quality loan portfolio growth. In prior years, the Committee chose to de-emphasize many established financial metrics such as return on assets and return on equity as the Company’s performance against these metrics may be lower than ideal in the short term and may work against the Company’s long term best interest. As they financial industry has largely recovered from a severe recession, the Board of Directors and the Compensation Committee has sought to integrate selected financial metrics into the evaluation of NEOs and the awarding of restricted stock grants.

The Board of Directors assigned the Compensation Committee with the task of integrating specific performance based metrics with the HopFed Bancorp, Inc. 2015 Long Term Incentive Plan (“HFBC Plan”). The change in compensation policies are being undertaken to ensure that the Company’s compensation practices provide meaningful incentives to Named Executive Officer’s (“NEO’s”) while also enhancing shareholder value. In prior years, NEOs received 25% of their base salary in restricted stock grants with no cash bonuses. This practice was intended to increase the NEOs level of equity ownership in the Company and retain NEOs deemed by the Board of Directors to be critical to the Company’s future success.

The Compensation Committee retained Blanchard to assist in identifying a pool of similar financial institutions that the Committee could use as a peer group and to conduct an analysis of the compensation practices for NEOs of those institutions. The Compensation Committee is authorized to engage outside advisors (including compensation consultants and legal counsel) to assist the Committee in achieving its mission and responsibilities. The Compensation Committee assessed the independence of Blanchard, taking into account related factors in accordance with SEC and NASDAQ rules and concluded that the work of Blanchard did not raise any conflict of interest that would prevent the firm from independently advising the Committee.

On March 28, 2016, the Compensation Committee approved final revisions to the Company’s compensation policies for NEOs. The Compensation Committee will place additional requirements for NEOs that receive restricted stock awards under the HFBC Plan. The Compensation Committee has made the following policy revision for NEOs receiving future restricted stock awards:

•

All future incentive awards to NEOs will include claw back provisions in the event of material misstatements of the Company’s financial statements which require a material restatement of our Consolidated Financial Statements. The NEO participating in the HFBC Plan may be required to refund the Company for any cash bonus received and restricted stock award granted if the receipt of that award was achieved by financial results that were materially misstated and required a restatement of the Company’s audited financial statements.

•

All NEOs will be required to own a minimum amount of the Company’s common stock to qualify for restricted stock awards. The CEO must own HFBC common stock with a value equal to 1.5 times the CEO’s annual base salary. The Company’s Executive Vice President (“EVP”) must own HFBC common stock with a value equal to 1.25 times of the EVP’s annual base salary. All Senior Vice Presidents (“SVP”) must own HFBC common stock with a value equal to 1.0 times of the SVP’s annual base salary. All current NEOs are in compliance with these ownership requirements with the exception of Mr. Knight, who was appointed Chief Credit Officer on January 16, 2016. Mr. Knight and any newly appointed NEO may participate in the plan under the revised policy and may take up to five years from the date of their appointment as a NEO to achieve this required level of common stock ownership.

•	Incentive awards may be modified, reduced or eliminated by the Compensation Committee based on the Company’s satisfactory level of regulatory performance.

•	Each NEO must receive a satisfactory performance evaluation by the Compensation Committee before any incentive award is granted.

•	The Company’s banking subsidiary must have achieved 70% of the current year’s budgeted net income before any incentive payments are granted.

•	Incentive awards for NEOs will be in the form of restricted stock, with the award vesting over a three year period.

•	The Compensation Committee may award cash bonuses in additional to restricted stock awards. Cash awards are discretionary by the Compensation Committee.

•

The Compensation Committee is solely responsible for establishing the criteria and various financial, operational and other targets used to determine incentive payouts. The Compensation Committee will use a proportional approach to calculate incentive payouts for performance that falls in-between each of the above criteria levels.

For the year ending December 31, 2017, the Compensation Committee selected three financial metrics to determine the level of NEO performance based awards. The Board of Directors will maintain discretionary authority with a 20% weighting. The metrics chosen and their respective weightings are as follows and are measured at the subsidiary Heritage Bank level:

• Return on Average Assets	Weighted 30%
• Non-performing assets / Total Asset Ratio	Weighted 30%
• Efficiency Ratio	Weighted 20%
• Board Discretion	Weighted 20%

Each metric has three levels of payout, a threshold level, a target level and a maximum level of payout. To receive credit for a specific metric, the Bank must achieve the threshold level which will equal 10% of the NEO’s base salary. By reaching target level, the payout increases to 25% of base salary and the maximum payout is 40% of base salary. The Board of Directors will receive and approve identified levels of threshold, target and maximum levels each year.

For the year ended December 31, 2017, the actual results of Heritage Bank were as follows:

•	Return on Average Assets	0.52%
•	Non-performing assets / Total Assets	0.51%
•	Efficiency Ratio	78.62%

On March 23, 2018, the Board of Directors determined that no changes would be made to the base salaries of Messrs. Peck, Woolfolk, Duvall and Knight. On March 23, 2018, the Company made the following awards under the 2013 HopFed Bancorp, Inc. Long Term incentive Plan:

Named	Cash	Shares of
Executive	Bonus	Restricted Stock
John E. Peck	$31,990	4,327
Michael L. Woolfolk	$23,974	3,242
Billy C. Duvall	$19,731	2,669
Bailey C. Knight	$19,330	2,614

On April 10, 2018, the Company filed an 8-K that described changes in compensation policies with respect to future compensation actions applicable to named executive officers. These changes were approved by the Company’s Board of Directors and Compensation Committee.

Annually, the Compensation Committee will review the return on average equity (“ROAE”) calculated based upon the most recent publicly available financial statements issued by the Company’s chosen peer group as disclosed or to be disclosed in the Company’s proxy statement to stockholders for its Annual Meeting of Stockholders. If the Company’s ROAE for the most recently completed fiscal year does not equal or exceed the peer group’s average ROAE for the most recently completed year, then the Compensation Committee will not 1) approve salary increases, new bonus or incentive awards, perquisites, or any other additional compensation for the NEOs for such recently completed fiscal year; 2) extend or renew any employment agreement for the NEOs that includes one or more provisions that award perquisites or other personal benefits to the NEO that are not otherwise available to non-executive employees, including, but not limited to, use of or payment for a Company-leased vehicle, club membership, including reimbursement of country club dues, reimbursement for use of a home office, financial planning assistance, tax preparation, and/or cash payment for the payment of personal federal or state income taxes; or 3) award any additional restricted stock awards to NEOs. Such policy does not apply to payments or compensation to be made in accordance with pre-existing change in control agreements or equity award agreements.

Role of Executive Officers and Compensation Consultants

The Committee makes all compensation decisions for the CEO and all other executive officers of the Company. The CEO annually reviews the performance of each other Named Executive Officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee considers the CEO’s recommendations when making its final compensation decision for all executives other than the CEO.

The Committee utilizes the Human Resource Department and also has the authority under its charter to engage the services of outside consultants to assist the Committee. In accordance with this authority, the Committee in 2017 utilized the 2016 ABA Compensation and Benefits Survey Report (the “ABA Survey”), prepared for the American Bankers Association (“ABA”), to compare and benchmark the total compensation program for the CEO and other executive officers. The ABA Survey collects data from over 350 financial institutions and reports data on more than 200 bank employee salaries.

Setting Executive Compensation

Beginning in 2015, the Compensation Committee engaged Blanchard to review executive compensation. The Compensation Committee engaged Blanchard as an independent and objective third party to summarize issues relative to topics such as competitive compensation, cash and equity incentives, and executive benefits. Blanchard’s report to the Compensation Committee provided compensation benchmarks for the top four executives using data from publicly traded financial institutions and national industry surveys. In addition to compensation data, Blanchard will assist the Compensation Committee in the development and implementation of performance criteria to be used in conjunction with the Company’s long term incentive plan.

The Compensation Committee selected a peer group of twenty publically traded bank holding companies with assets between $585 million and $1.6 billion at December 31, 2017. The peer group includes bank holding companies located in Kentucky, Tennessee, West Virginia, Ohio, Missouri, Indiana and Illinois. The median size, financial performance, and financial condition of these institutions were analyzed to ensure similarity of business plans and comparability to the Company. Pursuant to NASDAQ Stock Market Rule 5605(d)(3)(D), the Committee conducted and completed an independence assessment.

The Compensation Committee developed the Company’s peer group using metrics in line with the methods of the two largest international proxy advisory groups. The following is a list of the Compensation Committee’s selected peer group:

MVBF	MVB Financial Corp	KTYB	Kentucky Bancshares, Inc.
BFIN	BankFinancial Corporation	HWBK	Hawthorn Bancshares
PFBI	Premier Financial Bancorp, Inc.	IROQ	IF Bacncorp, Inc.
LCNB	LCNB Corp	OVBC	Ohio Valley Banc Corp.
UBOH	United Bancshares, Inc.	NWIN	NorthWest Indiana Bancorp
LMST	Limestone Bancorp	FSFG	First Savings Financial Group, Inc.
RBNC	Reliant Bancorp, Inc.	SBFG	SB Financial Group, Inc.
FMAO	Farmers and Merchants Bancorp, Inc.	MBCN	Middlefield Banc Corp
CLDB	Cortland Bancorp	FCAP	First Capital, Inc.
GFED	Guaranty Federal Bancshares, Inc.	CSBB	CSB Bancorp, Inc.
IROQ	IF Bancorp, Inc.

The table below provides selected financial metrics for the above mentioned peer group utilized by the Company’s compensation committee:

	Total	Return on	Return on	Net Interest	Efficiency	Non-Performing /
	Assets	Average Assets	Average Equity	Margin	Ratio	Total Assets
Average	1,054,464	0.95%	11.94%	3.63%	67.26%	1.06%
25th Percentile	794,460	0.62%	5.23%	3.41%	70.76%	1.25%
50th Percentile	1,026,290	0.88%	8.13%	3.63%	67.38%	0.99%
75th Percentile	1,295,638	1.02%	10.14%	3.81%	61.79%	0.46%

2017 HopFed Bancorp	917,510	0.36%	3.78%	3.36%	82.88%	0.85%

2018 HopFed Bancorp	931,399	0.62%	6.52%	3.41%	80.07%	0.54%

For the year ended December 31, 2018, the performance differences between the Company and Heritage Bank are disclosed on Note 18 of the Company’s Consolidated Financial Statements filed on SEC Form 10-K on March 15, 2019. At December 31, 2018, the Corporation’s income statement included approximately $964,000 in non-interest expenses and $538,000 of interest expense that was directly related to the operation of the corporation and included in the Company’s consolidated financial statements.

The tables below includes the 2018 base salary for the named executive officer, any bonus paid in 2017 and a three year average of equity awards granted in 2015 to 2017. All other compensation represents the Company’s ESOP benefits, life insurance premiums and Director fees. For Mr. Peck, this amount includes $10,256 in fees paid by the Company for Heritage Bank’s use of a building Mr. Peck owns. The table below summarizes the compensation comparison of the Company’s Chief Executive Officer as compared to the Company’s Compensation peer group (21 companies reporting):

	Salary	Bonus	Comp	Equity	Comp	Comp
25th percentile	$303,160	39,589	369,861	—	396,701	457,549
50th percentile	333,587	93,140	439,010	23,321	455,789	548,297
75th percentile	389,550	126,882	513,136	95,310	608,564	692,301

John Peck, HFBC	$316,096	31,990	348,086	63,996	412,082	453,784
Peer percentile	31%	18%	16%	67%	41%	19%

The table below summarizes the compensation comparison of the Company’s Chief Operating Officer as compared to the Company’s Compensation peer group (8 companies reporting):

			Cash	Total	Direct	Total
	Salary	Bonus	Comp	Equity	Comp	Comp
25th percentile	$189,828	37,947	276,752	4,264	284,348	329,139
50th percentile	216,291	52,980	289,305	17,546	304,103	373,062
75th percentile	246,459	77,840	298,172	40,962	336,682	431,349

Mike Woolfolk, HFBC	$236,888	23,974	260,862	47,949	308,811	353,092
Peer percentile	70%	10%	19%	88%	55%	36%

The table below summarizes the compensation comparison of the Company’s Chief Financial Officer as compared to the Company’s Compensation peer group (20 companies reporting):

			Cash	Total	Direct	Total
	Salary	Bonus	Comp	Equity	Comp	Comp
25th percentile	$171,264	21,723	204,480	—	213,431	255,720
50th percentile	205,375	38,975	245,680	12,349	256,438	290,071
75th percentile	223,591	48,230	300,645	50,433	333,678	374,311

Billy Duvall, HFBC	$194,964	15,922	210,866	39,475	254,170	273,880
Peer percentile	44%	22%	38%	71%	49%	40%

The table below summarizes the compensation comparison of the Company’s Chief Credit Officer as compared to the Company’s Compensation peer group (14 companies reporting):

			Cash	Total	Direct	Total
	Salary	Bonus	Comp	Equity	Comp	Comp
25th percentile	$183,645	17,473	243,548	1,421	244,430	271,160
50th percentile	193,078	48,760	253,647	14,019	276,691	310,466
75th percentile	249,100	58,796	291,622	59,282	349,118	361,428

Bailey C. Knight, HFBC	$191,100	19,330	210,430	43,663	254,093	270,906
Peer percentile	37%	26%	20%	61%	40%	25%

Base Salary

Base salary ranges are established based on a number of factors, including information gathered from the ABA Survey and the Blanchard survey of the Compensation Committee’s selected peer group. The surveys illustrate the market rate for select executive positions expressed as a percentage of the median paid by the respondent companies. Executive positions are individually benchmarked against these survey sources annually to establish a competitive salary range for each position, which is typically targeted to be at or slightly above the median of the survey results.

The actual base salary of each executive officer relative to the target established above is determined by the executive’s performance, which is evaluated annually by the CEO and reviewed and approved by the Committee. In the case of the CEO, the Committee also considers the performance of the Company, and the anticipated level of difficulty of replacing the CEO with someone of comparable experience and skill. Salaries for the named executive officers are set forth on the Summary Compensation Table.

The Committee did not adjust the salaries of Messrs. Peck, Woolfolk, Duvall, and Knight from the prior year of $316,098, $236,888, $194,964 and $191,100, respectively. The Committee will review the contracts of Messer’s Peck, Woolfolk and Duvall in June 2019, with any changes effective July 1, 2019. In 2017, the Committee chose to extend to contracts of Messrs. Peck, Duvall and Knight for one additional year.

Long Term Incentive Compensation

On March 21, 2018, the Company made restricted stock awards of 4,327, 3,242, 2,669 and 2,614 to Messrs. Peck, Woolfolk, Duvall and Knight, respectively. On April 2, 2018, Mr. Knight received an additional award of 338 shares. On April 25, 2018 and July 2, 2018, the Company awarded 1,849 shares of restricted stock to non-executive management employees. In December 2018, 303 shares of restricted stock that were awarded in July of 2018 were forfeited due to the employee’s resignation. For the year ended December 31, 2018, all grants were awarded under the Company’s 2013 Long Term Incentive Plan.

Retirement Plans

401(k) Plan

The Company’s 401(k) Plan is a tax-qualified plan that covers all eligible salaried and hourly employees. The Company does not provide any matching dollars to employees who participate in the plan, including named executive officers. The 401(k) Plan is a defined contribution plan and as such the ultimate benefit is a derivative of the contributions made and the performance of the underlying investments. Each participant self directs their respective investments from an approved master list of qualifying investment funds. No Company issued securities are held in the 401(k) plan.

HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan

On March 2, 2015, the Company implemented the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees who are at least 21 years old with at least one year of employment with the Company and Heritage Bank. Employer contributions to the ESOP are expected to replace matching and profit sharing contributions to the Heritage Bank 401(k) Plan sponsored by Heritage Bank. The Company has appointed three individuals as trustees of the ESOP. A directed corporate trustee has also been appointed. The ESOP will be administered by an Employee ESOP Committee (the “Committee”) currently composed of eleven individuals selected by the Company.

On March 2, 2015, the ESOP purchased an initial block of 600,000 shares from the Company at a cost of $7,884,000, using proceeds from the first advance under the ESOP Loan. In accordance with the ESOP Loan documents, the common stock purchased by the ESOP serves as collateral for the ESOP Loan. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the ESOP Loan is repaid. The ESOP shares are dividend paying. Dividends on unearned shares will be used to repay the ESOP Loan. For the year ended December 31, 2018, the Company expense for ESOP loan payments was $633,000. At December 31, 2018, the ESOP has released a total of 215,510 shares to the employees eligible to participate in the plan, including 51,856 released to participants for the year ended December 31, 2018.

Perquisites and Other Personal Benefits

The Company does not provide the named executive officers with perquisites or other personal benefits such as Company vehicles, club memberships, financial planning assistance, tax preparation, or other benefits not described above.

Employment and Other Agreements

The Company and Heritage Bank have employment agreements with Messrs. Peck, Woolfolk, Duvall and Knight. The employment agreements with Messrs. Peck, Woolfolk, Duvall and Knight are three-year agreements. On each annual anniversary date of these agreements (June 30), the employment agreements may be extended for an additional one-year period beyond the then effective expiration date, provided that the Board determines in a duly adopted resolution that the performance of Messrs. Peck, Woolfolk, Duvall and Knight has met the Board’s requirements and standards. The agreements provide for a base salary and certain perquisites as noted above. In addition, the agreements provide certain payments to Messrs. Peck, Woolfolk, Duvall and Knight in the event his employment is terminated as a result of a change of control of the Company or the Bank and Messrs. Peck, Woolfolk, Duvall and Knight are either 1) the principal executive office of the Company is relocated more than thirty miles from Hopkinsville, Kentucky (2) the Company requires Messrs. Peck and Woolfolk to be based anywhere other than an area in which the Company’s principal executive office is located (3) Messrs. Peck, Woolfolk, Duvall and Knight duties, responsibilities, authority are material diminished (4) a material reduction in Messrs. Peck, Woolfolk, Duvall and Knight’s base salary (5) a material reduction in the duties, responsibilities and authority of Messrs. Woolfolk, Duvall and Knight’s supervisor or Messrs. Peck, Woolfolk, Duvall and Knight are terminated without just cause.

Upon a termination within 12 months after a change in control, Mr. Woolfolk would be entitled to receive a lump sum payment equal to 2.9 times of his base salary. The employment contact of Mr. Woolfolk was not extended in 2018 and now expires on June 30, 2020. The current base salary of Mr. Woolfolk is $236,888. The Company’s employment agreement for Mr. Woolfolk provides for a gross-up payment to offset the effects of any excise taxes imposed on him under Section 4999 of the Internal Revenue Code. Upon a termination without just cause, Mr. Woolfolk would be entitled to a lump sum payment equal to his remaining salary under the agreements.

On June 26, 2018, the Company and the Bank entered into an employment agreement with Bailey K. Knight, Chief Credit Officer. The employment agreements have an initial term of three-years, each ending as of June 30, 2021. Prior to July 1 of each year, the agreements will be extended for an additional one-year period beyond the then applicable expiration date, if the Compensation Committee determines that the employee’s performance has met the requirements and standards of the Board of Directors and that the term of such agreements should be extended. The employment agreements with Mr. Knight provide for continuation of his current base salary of $191,100 per annum in the aggregate. The employee may participate with other senior management in discretionary bonuses and in any fringe benefits that may become available and are commensurate with the responsibilities and functions to be performed by the employee.

Mr. Knight’s employment agreements provide for a payment of 2.9 times the employee’s base salary in the event of termination of employment within one year following a change of control of the Registrant or the Bank (as defined in the agreements), subject to certain limitations, and for payment of the employee’s salary up to the expiration of the remaining term of such agreements upon termination of the employee without cause and absent a change in control transaction.

The agreements provide that, in the event any payment or distribution to Mr. Knight under the agreements or otherwise, would be subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, following a change in control transaction, the after-tax payments to him (as defined in the agreements) would be reduced to avoid payment of this excise tax unless his after-tax benefits would be greater without such reduction and his payment of such excise tax. The agreements prohibit Mr. Knight, for a period of 12 months after a termination of employment in certain circumstances, from soliciting employees of the Registrant and the Bank for hire. Mr. Knight’s current employment agreements expire on June 30, 2021.

On June 26, 2018, the Company and the Bank each approved an amendment and restatement of the employment agreements with Mr. John E. Peck, President and Chief Executive Officer. The changes to Mr. Peck’s employment agreements with the Registrant and the Bank include a new term of three-years, ending as of June 30, 2021. Mr. Peck’s employment agreements provide for a payment of 2.9 times the employee’s base salary in the event of termination of employment within one year following a change of control of the Registrant or the Bank (as defined in the agreements), subject to certain limitations, and for payment of the employee’s salary up to the expiration of the remaining term of such agreements upon termination of the employee without cause and absent a change in control transaction.

In addition, Mr. Peck’s revised contracts removed the provisions that would have provided a tax gross-up payment in the event that Mr. Peck would have incurred any excise taxes related to compensation under Section 4999 of the Internal Revenue Code of 1986, as amended, following a change in control transaction. In lieu of such tax gross-up provision, Mr. Peck’s contracts provide that, in the event any payment or distribution to Mr. Peck under the agreements or otherwise, would be subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, following a change in control transaction, the after-tax payments to him (as defined in the agreements) would be reduced to avoid payment of this excise tax unless his after-tax benefits would be greater without such reduction and his payment of such excise tax. Mr. Peck’s current employment agreements expire on June 30, 2021.

Mr. Duvall’s employment agreement is for a three-year term beginning on July 1, 2013, and ending on June 30, 2016. The Compensation Committee may extend the employment agreement for an additional year prior to July 1 of each year. Since July 1, 2014, the Compensation Committee has extended the contract each year and the contract now expires on June 30, 2021, The contract provides for a base salary as noted above. In addition, the agreement provides certain payments to Mr. Duvall in the event his employment is terminated as a result of a change of control of the Company or the Bank and if either (1) the principal executive office of the Company is relocated more than thirty miles from Hopkinsville, Kentucky (2) the Company requires Mr. Duvall to be based anywhere other than an area in which the Company’s principal executive office is located (3) Mr. Duvall’s duties, responsibilities, authority or that of his supervisor are material diminished (4) a material reduction in Mr. Duvall’s base salary or he is terminated without just cause.

Upon a termination within 12 months after a change in control, Mr. Duvall would be entitled to receive an amount equal to 2.9 times his base salary if the change of control results in a diminution in the authority, duties or responsibilities of Mr. Duvall or the supervisor who he reports to or if the principal executive office of the Company is relocated more than thirty miles from Hopkinsville, Kentucky. Upon a termination without just cause, Mr. Duvall would be entitled to a lump sum payment equal to their remaining salary under the agreement. Mr. Duvall’s current base salary is $194,964.

The employment contracts for Messrs. Peck, Woolfolk and Duvall, Knight contain a non-solicitation provision which provides that Messrs. Peck, Woolfolk and Duvall will not make initiate contact with any employees of the Company or Bank with whom he had contact with during his term of employment for the purpose of soliciting such employee for hire for a period of one year. In the event of a change of control, the non-solicitation provision for Messrs. Peck, Woolfolk, Duvall and Knight becomes void. The Compensation Committee may continue to extend the employment agreement for an additional year prior to July 1 of each year.

The severance payments provided in the agreements are intended to qualify as short-term deferrals under Section 409A of the Internal Revenue Code and the regulations and guidance there-under. Except for these agreements, and our broad-based severance policy, none of our named executive officers has an agreement which requires us to pay their salaries for any period of time. We entered into these agreements because the banking industry has been consolidating for a number of years, and we do not want our executives distracted by a rumored or actual change in control. Further, if a change in control should occur, we want our executives to be focused on the business of the organization and the interests of shareholders. In addition, we think it is important that our executives can react neutrally to a potential change in control and not be influenced by personal financial concerns. We believe these agreements are consistent with market practice and assist us in retaining our executive talent. Deductibility of Executive Compensation.

Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of executive compensation paid to the CEO and the four other most highly compensated officers of a public company to $1,000,000 per year, but contains an exception for certain performance-based compensation. Base salary, by its nature, does not qualify as performance-based compensation under Section 162(m). Grants of stock options and restricted stock under its stock award plans qualify as performance-based compensation under Section 162(m).

Computation of Principal Executive Officer to the Median Employee’s Compensation

In 2015, the SEC adopted a rule that requires the Company to annually disclose the ratio of the total annual compensation of its principal executive officer to the median employee’s total annual compensation as mandated by the Dodd-Frank Act. Item 402(u) of Regulation S-K sets forth the disclosure requirements and provides registrants with substantial flexibility to determine the pay ratio. The Company selected the median salary from this list of all employees who received compensation in the month of December 2017. This employee list excluded the principal executive officer but included all part time employees. Using this process, the Company determined that the median salary and benefits of the Company’s identified median employee is a customer service representative. For the purposes of this disclosure, the Company used the salary of the same employee selected in 2017 for our 2018 analysis.

After identifying the median employee based on total compensation, the Company calculated total annual compensation for such employee using the same methodology used for the principal executive officer as set forth in the Summary Compensation Table in this Proxy Statement. Using this process, the Company determined that the median salary and benefits of the Company’s identified median employee was $42,769. The total annual compensation of the Company’s Chief Executive Officer was $464,564. The ratio of total annual compensation of the Chief Executive Officer to the Company’s median employee for the year ended December 31, 2018 was 10.9 to 1. The ratio of total annual compensation of the Chief Executive Officer to the Company’s median employee for the year ended December 31, 2017 was 11.6 to 1.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors hereby furnishes this report to the stockholders of the Company in accordance with rules adopted by the Securities and Exchange Commission. The Compensation Discussion and Analysis in this Proxy Statement is management’s report on the Company’s compensation programs and, among other things, describes material elements of compensation paid to the President and Chief Executive officer and other Named Executive Officers. The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis contained in this Proxy Statement. Based upon this review and discussion, and subject to the limitations on the role and responsibility of the Compensation Committee, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. This report is submitted on behalf of the members of the Compensation Committee.

Respectfully submitted on March 15, 2019.

Steve Hunt, Chairman
Ted Kinsey
Thomas I. Miller

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

2013 Long-Term Incentive Plan. Pursuant to the 2013 Plan, which was approved at the 2013 Annual Meeting of Stockholders, 300,000 shares of Common Stock (subject to adjustment as provided for in the 2013 Plan) are available for issuance pursuant to a variety of awards, including options, share appreciation rights, restricted shares, restricted share units, deferred share units, and performance-based awards. The purpose of the 2013 Plan is to attract, retain and motivate select employees, officers, directors, advisors and consultants of the Company and its affiliates and to provide incentives and rewards for superior performance. The Compensation Committee did not make any restricted stock awards to non-employee directors during years ended December 31, 2018, and December 31, 2017. At December 31, 2018, the Company has issued 85,575 restricted stock awards under the 2013 Plan and may issue another 214,425 shares under the 2013 Plan.

The following table provides information as of December 31, 2018, with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2013 Plan	300,000	—	214,425

Equity compensation plans not approved by shareholders	—	—	—

Total	300,000	—	214,425

The following table sets forth for the nominees and for each director and named executive officer such person’s name, age, and the year such person first became a director, and the number of shares and percentage of Common Stock beneficially owned.

NAME	AGE(1)	YEAR FIRST ELECTED DIRECTOR	PRESENT TERM TO EXPIRE	SHARES OF COMMON STOCK BENEFICIALLY OWNED(2)(3)(4)	PERCENT OF CLASS(3)
Richard Perkins	66	2014	2021	1,100	n/a
Ted S. Kinsey	73	2008	2021	16,169	0.2%
John E. Peck	54	2000	2021	57,284	0.9%
Steve Hunt	57	2010	2019	4,161	0.1%

Michael L. Woolfolk	65	2012	2019	64,601	1.0%

Mark Alcott (5)	51	—	2019	—	—

Harry J. Dempsey	61	1999	2020	38,544	0.6%

Dr. Thomas I. Miller	74	2015	2020	21,728	0.3%

Other Named Executive Officers
Billy C. Duvall	53	—	—	39,023	0.6%

Bailey C. Knight	51	—	—	11,861	0.2%

All Executive Officers and Directors as a Group (10 persons)				254,471	3.9	%(6)

(1)	At December 31, 2018.
(2)

At December 31, 2018. In accordance with Rule 13d-3 under the Exchange Act, a person is considered to “beneficially own” any shares of Common Stock (a) over which he has or shares voting or investment power, or (b) as to which he has the right to acquire beneficial ownership at any time within 60 days of the Record Date. As used herein, “voting power” is the power to vote or direct the vote of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes shares owned directly by the named indviduals, shares held by their spouses, minor children and trusts over which they have or share voting or investment power. Does not include shares held or beneficially owned by other relatives as to which the named individuals disclaim beneficial ownership.

(3)

Includes unvested shares held in the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) that may be voted by the Following persons: 8,292 shares by Mr. Peck, 6,214 shares by Mr. Woolfolk, 5,114 shares by Mr. Duvall and 5,023 shares by Mr. Knight. All shares issued to Messrs. Peck, Woolfolk and Duvall under the 2013 Plan vest over a three year period at 33.3% per year. Mr. Knight has 4,108 shares issued that will vest over a three year period and 915 shares that vest over a four year period. All restricted shares immediately vest upon a change of control of the Company. Includes shares earned and held in the Company’s ESOP that may be voted by the following persons: 4,371 shares by Mr. Peck, 6,096 shares by Mr. Woolfolk, 5,475 shares by Mr. Duvall and 4,559 shares by Mr. Knight.

(4)	Includes 6,648,589 shares of the Company’s Common Stock outstanding at December 31, 2018.
(5)	Mr. Alcott was elected to the Company’s Board of Directors on April 18, 2018.

Persons and groups owning in excess of 5% of Common Stock are required to file certain reports regarding such ownership with the Company and the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the Record Date, management of the Company was aware that the persons listed below beneficially owned more than 5% of the outstanding shares of Common Stock. This information is based on the most recent reports filed by such persons.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding
UBS Group AG2	692,400	(1)	10.4%

Wellington Management Group LLP Wellington Investment Advisors Holdings LLP Wellington Group Holdings LLP Ithan Creek Master Investors (Cayman) L.P.	434,604	(2)	6.5%

Joseph Stilwell Stilwell Activist Fund, L.P. Stilwell Activist Investments, L.P. Stilwell Associates, L.P. Stilwell Value LLC	627,128	(3)	9.5%

HopFed Bancorp, Inc. Employee Stock Ownership Plan	598,201	(4)	9.0%

Emanual J. Friedman
EJF Capital LLC
EJF Sidecar Fund, Series LLC –
Small Financial Equities Series	541,661	(5)	8.2%

Context BH Capital Management, LP
Context BH Partners, LP
Context BH Financial Opportunities Master Fund, LP	352,912	(6)	5.3%

Martin Friedman
FJ Capital Management LLC
Financial Opportunity Fund LLC
Financial Hybrid Opportunity Fund LLC
Financial Hybrid Opportunity SPV I LLC	581,687	(7)	8.8%

(1)

The information regarding beneficial ownership by UBS Group AG2 directly and on behalf of certain subsidiaries, a Switzerland Corporation, is reported in a Schedule 13G filed with the SEC on February 8, 2019. According to Schedule 13G, UBS Group AG2 has sole power to vote or to direct to vote of no shares and shared power to vote or to direct to vote 692,400 shares. The address of the principal offices of UBS Group AG2 is Bahnhofstrasse 45, P.O. Box Ch-80982C, Switzerland.

(2)

The information regarding beneficial ownership by Ithan Creek Master Investors (Cayman) L.P. (“Ithan Creek”), a Cayman Islands limited liability partnership, Wellington Management Group, LLP (“WMG”), a Massachusetts limited liability partnership, Wellington Group Holdings LLP (“WGH”), Wellington Investment Advisors Holdings LLP (“WIAH”) and Wellington Management Company LLP (“WMC”). WGH, WIAH and WMC are Delaware limited liability partnerships. WMG, WGH, WIAH and WMC are the general partners of Ithan Creek as reported in a Schedule 13G/A filed with the SEC on February 12, 2019 by Ithan Creek and WMG. According to the Schedule 13G/A filed on February 12, 2019, Ithan Creek, WMG, WGH, WIAH and WMC each have shared voting and shared dispositive power over 484,604 shares. The address of the principal offices of Ithan Creek, WMG, WGH, WIAH and WMC is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(continued next page)

(3)

The information regarding beneficial ownership by Joseph Stilwell and certain affiliated entities (collectively, “Stilwell”) is reported in a Schedule 13D/A, (the “Stilwell Schedule 13D/A”), filed by Stilwell Activist Fund, L.P. with the SEC on February 8, 2018. In its capacity as an investment adviser, Stilwell may be deemed to share beneficial ownership over the shares owned of record by its clients. According to the Stilwell Schedule 13F, Stilwell has shared voting and shared dispositive power over 637,128 shares. According to the Stilwell Schedule 13F, Stilwell Activist Fund, L.P., a Delaware limited liability company (“Stilwell Activist”), owns 627,128 shares. The address of the principal office of Stilwell is 111 Broadway, 12th Floor, New York, New York 10006.

(4)

The information regarding beneficial ownership of shares held in trust for the benefit of the HopFed Bancorp, Inc. 2015 Employee Stock Ownership Plan (“ESOP”) is reported in a Schedule 13G filed with the SEC on February 13, 2019 by the ESOP. Dr. Thomas I. Miller, John E. Peck and Billy C. Duvall serve as Trustees for the ESOP. As of the record date, 215,510 shares have been allocated to the accounts of participating employees and 382,691 shares were unallocated. Beneficial ownership of Named Executive Officers includes their respective percentage of this allocation. Under the terms of the ESOP, the Trustees must vote all allocated shares in the ESOP in accordance with the instructions of participating employees. Unallocated shares and allocated shares not voted are voted in the same ratio on any matter as those shares for which instructions are given. The amount of common stock beneficially owned by each individual Trustee and by all Directors and officers as a group does not include the unallocated shares held by the ESOP Trust. The address of the ESOP Trust is 4155 Lafayette Road, Hopkinsville, Kentucky 42240.

(5)

The information regarding beneficial ownership by Emanuel J. Friedman and certain affiliated entities (collectively, “EJF Capital”) is reported in a Schedule 13G, (the “EJF Capital Schedule 13G”), filed by EJF Capital LLC with the SEC on February 22, 2018. According to the EJF Capital Schedule 13G, Emanuel Friedman has shared voting and shared dispositive power over 541,661 shares. According to the EJF Capital Schedule 13G, EJF Capital LLC and EJF Sidecar Fund, Series LLC – Small Financial Equities Series have shared voting power over 541,661 shares. The address of the principal office of EJF Capital is 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201.

(6)

The information regarding beneficial ownership by Context BH Capital Management, LP and certain affiliated entities (collectively, “Context BH”) is reported in a Schedule 13G, (the “Context BH Schedule 13G”), filed by Context BH with the SEC on January 21, 2019. According to the Context BH Schedule 13G, Context BH has shared voting and shared dispositive power over 352,912 shares. According to the Context BH Schedule 13G, Context BH Partners LP has shared voting power and shared dispositive power over 322,686 shares. Context BH Financial Opportunities Master Fund, LP has shared voting power and dispositive power over 20,686 shares of which the General Partner is CCP BH III, LP, and 9,900 shares are directly owned by private investment funds to which Context BH Capital Management acts as sub-adviser to the adviser to such private investment funds. The address of the principal office of Context BH 2401 City Avenue, Suite 800, Bala Cynwyd, Pennsylvania 19004.

(7)

The information regarding beneficial ownership by Martin Friedman and certain affiliated entities (collectively, “FJ Capital”) is reported in a Schedule 13G, (the “FJ Capital 13G”), filed by FJ Capital Management LLC with the SEC on February 14, 2019. According to the FJ Schedule 13G, Martin Friedman has shared voting and shared dispositive power over 581,687 shares. According to the FJ Capital Schedule 13G, Financial Opportunity Fund LLC has shared voting power and shared dispositive power over 185,305 shares. Financial Hybrid Opportunity Fund, LLC has shared voting power and shared dispositive power over 151,560 shares. Financial Hybrid Opportunity SPV I LLC has shared voting power and shared dispositive power over 223,899 shares. FJ Capital Management has shared voting power and shared dispositive power over 581,687 shares. The address of the principal office of FJ Capital is 1313 Dolley Madison Blvd, Suite 306, McLean, VA 22101.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Board of Director Independence

The Securities and Exchange Commission has approved listing standards for the NASDAQ Global Market (“NASDAQ”) relating to director independence. The listing standards affect the composition of the Company’s Board of Directors and Board committees and impact individual Board members. NASDAQ requires that a majority of the Company’s Board of Directors be independent.

Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ rules and who the Board of Directors affirmatively determines have no relationships that would interfere with their exercise of independent judgment in carrying out the responsibilities of a director are considered to be “independent directors.” The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ relationships with the Company and its competitors, suppliers and customers; their relationships with management, other directors and stockholders; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which the Company’s Board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that Messrs. Dempsey, Hunt, Kinsey, Miller, Perkins and Alcott are independent directors of the Company within the meaning of applicable NASDAQ listing standards. Independent Board members met in executive session without management present two times during the year ended December 31, 2018.

Under NASDAQ rules, a director who is employed by the Company is not considered to be independent. Accordingly, the Board of Directors has determined that Messrs. Peck and Woolfolk, each of whom is employed by both the Company and the Bank, are not independent.

DIRECTOR COMPENSATION

The following table sets forth the compensation received by the Company’s Board of Directors for the year ending December 31, 2018.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation (2)	Total(3)
Harry J. Dempsey	$48,175	—	N/A	—	$48,175
Mark Alcott(5)	$21,550	—	N/A	—	$21,550
Thomas I. Miller	$44,325	—	N/A	$5,400	$49,725
Ted S. Kinsey	$25,975	—	N/A	$5,400	$31,375
Steve Hunt	$27,100	—	N/A	—	$27,100
Clay Smith (4)	$12,800	—	N/A	—	$12,800
John Peck (1)	$22,275	—	N/A	—	$22,275
Michael Woolfolk (1)	$22,275	—	N/A	—	$22,275
Richard Perkins	$26,275	—	N/A	—	$26,275

(1)

Members of the Board of Directors of the Company receive fees in their capacity as such. Messrs. Peck and Woolfolk, as Directors who are employed by the Company and the Bank receive compensation of $1,275 per meeting as a director. Their Board Compensation is also included in the “Other Compensation” section of the Named Executive Officers portion of this report.

(2)	Cash payments to Directors of the Company for the participation in local Community Boards.
(3)

Includes a $500 monthly retainer and, with the exception of Board Chairman Dempsey, an additional $775 per month for each Bank board meeting attended. The Chairman of the Board receives $1,025 per month for each Bank board meeting attended. In addition, each non-employee board member receives $350 for committee meetings attended. Messrs. Kinsey and Miller also serve as community board members for the Bank. Community board members serve on non-voting advisory boards in their local communities of residence or influence. Messrs. Kinsey and Miller receive a monthly retainer of $450 as a community board member.

(4)	Mr. Smith resigned from the Board of Directors on May 18, 2018.
(5)	Mr. Alcott was appointed to the Board of Directors on April 18, 2018.

During the year ended December 31, 2018, the fees paid to the Directors of the Bank and Company totaled $309,375, which included cash payments of $24,350 and $23,475, respectively, to two Directors of the Bank who are not Directors of the Company. The Compensation Committee annually reviews and makes recommendations regarding director compensation. These recommendations are based upon, among other things, the Committee’s consideration of compensation paid to directors of comparable financial institutions.

Other Benefits. Our Bylaws require us to indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. We also provide our directors with customary directors and officers liability insurance.

Potential Payments Upon a Change In Control or Termination

The following table quantifies the estimated change in control payment that would have been payable to each named executive officer assuming a change in control or involuntary termination without cause had occurred on December 31, 2018, and other requirements for payment had been met. The Company is not required to make any payments to executive officers upon their voluntary termination or termination with cause.

	Cash Severance	Restricted Stock Accelerated (1)	Tax Payments (2)	Total
John Peck
Change of Control	$916,678	$110,201	—	$1,026,879
Involuntary termination without cause	790,240	110,201	—	900,441

Billy Duvall
Change of Control	565,396	67,965	—	633,361
Involuntary termination without cause	487,410	67,965	—	555,375

Michael Woolfolk
Change of Control	686,975	82,584	—	769,559
Involuntary termination without cause	592,220	82,584	—	674,804

Bailey C. Knight
Change of Control	554,190	66,768	—	620,958
Involuntary termination without cause	477,975	66,768	—	544,743

(1)	Assumes the immediate vesting of all unvested restricted stock upon a change in control using the fair market value of our Common Stock at December 31, 2018 of $13.29.
(2)

Represents taxes associated with “excess parachute payments.” These taxes include any excise tax imposed under Section 4999 of the Internal Revenue Code as well as any federal, state or local tax resulting from the excise tax payment. For Mr. Woolfolk, a compensation consultant hired by the Company has determined that no Section 4999 taxes would be due as a result Mr. Woolfolk’s change of control clause in his contract.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Changes in Registrant’s Independent Registered Public Accounting Firm

As previously disclosed in the Company’s Form 8-K filed with the SEC on March 13, 2018, the Audit Committee of the Board of Directors of HopFed Bancorp, Inc. (the “Company”) conducted a competitive process to determine the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2018. The Audit Committee invited nine qualified accounting firms to participate in the process, including CRI, the Company’s then independent registered public accounting firm. As a result of this process, on March 13, 2018, the Audit Committee approved the engagement of HORNE LLP as the Company’s independent registered public accounting firm for the Company’s 2018 fiscal year and dismissed CRI.

During the Company’s fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through March 13, 2018, there were (i) no “disagreements” as that term is defined in Item 304(l)(iv) of Regulation S-K between the Company and CRI on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, any of which, if not resolved to CRI’s satisfaction, would have caused CRI to make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements for the relevant year, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2018 and December 31, 2017, and the subsequent interim period through March 13, 2018, neither the Company nor anyone on its behalf has consulted with HORNE or CRI regarding (i) the application of accounting principles to a specific transaction, either completed or proposed,(ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that HORNE concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (iii) any matter that was either the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or a reportable event within the meaning of Item 304(a)(l)(v) of Regulation S-K.

Audit Fees and Other Matters

HORNE LLP provide audit services to the Company in 2018 consisting of the annual audit of the Company’s 2018 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and effectiveness of internal control over financial reporting for the year ended December 31, 2018 as well as for the Company’s 2017 income tax returns. CRI provided audit services to the Company consisting of the annual audit of the Company’s 2017 consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A and effectiveness of internal control over financial report for the year ended December 31, 2017 as well as the Company’s 2016 income tax returns and employee benefit audits for 2017.

Fee Category	Fiscal Year 2018	% of Total	Fiscal Year 2017	% of Total
Audit Fees	$240,500	87.0%	$222,500	84.0%
Audit-Related Fees	$15,000	6.5%	$27,000	10.4%
Tax Fees	$15,000	6.5%	$15,000	5.6%
All Other Fees	$—	—	$—	—

Total Fees	$270,500	100.0%	$265,000	100.0%

The Audit Committee approved all services provided by HORNE and CRI during 2018 and 2017. Additional details describing the services provided in the categories in the above table are as follows:

Neither HORNE nor CRI provided any services related to the financial information systems design and implementation of the Company during 2018 and 2017.

Audit Fees. These are fees related to professional services rendered in connection with the audit of the Company’s annual financial statements and effectiveness of internal control over financial reporting, reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. These fees include an audit of the Company’s 401(k) plan and ESOP as well as completion of federal and state tax returns.

Tax Fees. These are fees billed for professional services related to the completion of federal and state tax return preparation, state tax research and state tax planning strategies.

All Other Fees: No other fees are noted.

Policy on Pre-approval of Audit and Permissible Non-audit Services

The Audit Committee has considered whether the provision of non-audit services by the Company’s independent auditors is compatible with maintaining audit independence. The Audit Committee is authorized to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

In assessing requests for services by the independent auditors, the Audit Committee considers whether these services are consistent with the auditors’ independence, whether the independent auditors are likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. For 2018 and 2017, non-audit services included only those services described above for “Audit-Related Fees” and “Tax Fees.” All of the audit-related and tax services and related fees were approved in advance by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 2018, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

	1.	Report of Independent Registered Public Accounting Firm HORNE LLP for the year ending December 31, 2018.

	2.	Report of Independent Registered Public Accounting Firm Carr, Riggs & Ingram, LLC for the year ending December 31, 2017 for the Company’s balance sheet and for the income statement for the years ended December 31, 2017 and December 31, 2016.

	3.	Report of Independent Registered Public Accounting Firm HORNE LLP on the Company’s Opinion on Internal Controls for the year ending December 31, 2018

	4.	Consolidated Balance Sheets - December 31, 2018 and December 31, 2017.

	5.	Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016.

	6.	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016.

	7.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016.

	8.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

	9.	Notes to Consolidated Financial Statements.

(b)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1. Plan of Conversion of Hopkinsville Federal Savings Bank. Incorporated herein by reference to Exhibit No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

Exhibit No. 3.1. Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 3.2 Bylaws, as amended and restated, Incorporated herein by reference to Exhibit No. 3.1 to Registrant’s Current Report on Form 8-K dated October 3, 2017 (filed on October 4, 2017).

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

Exhibit No. 10.6. Employment Agreement by and between Registrant and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.7. Employment Agreement by and between Heritage Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

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

Exhibit No. 10.13. Employment Agreement by and between Registrant and Bailey C. Knight. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.14. Employment Agreement by and between Heritage Bank and Bailey C. Knight Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.15 Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Registrant’s Current Report on Form 8-k dated June 23, 2010 (filed June 28, 2010).

Exhibit No. 10.16 Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Current Report on Form 8-K dated June 23, 2012 (filed June 25, 2012).

Exhibit No. 10.17 Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 27, 2015 (filed March 3, 2015).

Exhibit No. 10.18 Employee Stock Ownership Trust. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 27, 2015 (filed March 3, 2015).

Exhibit No. 14.1. Code of Ethics. Incorporated herein by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No. 21.1 Subsidiaries of the Registrant.

Exhibit No. 23.1. Consent of Carr, Riggs & Ingram, LLC.

Exhibit No. 23.2 Consent of Horne LLP

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

Exhibit No. 99.1 Stock Purchase Agreement with Maltese Capital Management. Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on 8-K dated February 2, 2015 (filed February 3, 2015)

Exhibit No. 99.2 Stilwell Standstill Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P,, Stilwell Associates, L.P., Stilwell Value LLC, Joseph Stilwell and Mark D. Alcott. Incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on 8-K dated April 11, 2018 (filed April 11, 2018).

Exhibit 101. The following materials from the Company’s annual report on Form 10-K for the years ended December 31, 2018 and December 31, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statement of Financial Condition as of December 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, respectively (iii) Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016, respectively (iv) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2018, 2017 and 2016 respectively, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 18, 2019	By:	(signed) John E. Peck
John E. Peck
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

(signed) John E. Peck	March 18, 2019
John E. Peck
Director, President and Chief Executive Officer
(Principal Executive Officer)

(signed) Billy C. Duvall	March 18, 2019
Billy C. Duvall
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(signed) Dr. Harry J. Dempsey	March 18, 2019
Dr. Harry J. Dempsey
Chairman of the Board

(signed) Steve Hunt	March 18, 2019
Steve Hunt
Vice-Chairman of the Board

(signed) Michael Woolfolk	March 18, 2019
Michael Woolfolk
Director, Board Secretary and Executive Vice President and Chief Operating Officer

(signed) Dr. Thomas I. Miller	March 18, 2019
Dr. Thomas I. Miller
Director

(signed) Ted Kinsey	March 18, 2019
Ted Kinsey
Director

(signed) Mark Alcott	March 18, 2019
Director

(signed) Richard Perkins	March 18, 2019
Richard Perkins
Director