Form 10-K/A
period 2018-12-31
HOPFED BANCORP INC
filed 2019-03-21
CIK 1041550

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

Documents Incorporated By Reference

Part II:

Annual Report to Stockholders for the year ended December 31, 2018.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed by HopFed Bancorp, Inc. (the “Company”) with the U.S. Securities and Exchange Commission on March 18, 2019 (the “Original Form 10-K”), is being filed with the limited purpose of amending (i) the date of the Report of Independent Registered Public Accounting Firm of Carr, Riggs & Ingram, LLC (“Carr Riggs”) in Item 8 of the Original Form 10-K and (ii) the report date referenced within the Carr Riggs Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Form 10-K, in order to correct dates of the Carr Riggs report and consent. Incorrect versions of the Carr Riggs report and consent were inadvertently included in the Original Report.

Except for correction of the dates of the Carr Riggs report and consent referenced above, as well as new dates for the signature page and required certifications, no other changes have been made to the Original Form 10-K. There have been no changes to any of the financial or other information contained in the Original Form 10-K. The Amendment does not reflect any subsequent information or events, and no other information included in the Original Form 10-K has been modified or updated in any way.

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

Exhibit No. 10.4 HopFed Bancorp, Inc. 2004 Long Term Incentive Plan Incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-117956) dated August 5, 2004.

Exhibit No. 10.5 HopFed Bancorp, Inc. 2013 Long Term Incentive Plan Incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-117956) dated June 28, 2013.

Exhibit No. 10.6. Employment Agreement by and between Registrant and John E. Peck. Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.7. Employment Agreement by and between Heritage Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

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

Exhibit No. 10.13. Employment Agreement by and between Registrant and Bailey C. Knight. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

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

Exhibit No. 21.1 Subsidiaries of the Registrant. (Previously filed)

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

HOPFED BANCORP, INC.
(Registrant)

Date: March 20, 2019	By:	(signed) John E. Peck
John E. Peck
President and
Chief Executive Officer

6