Form 10-K/A
period 2018-12-31
HOPFED BANCORP INC
filed 2019-04-03
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On March 18, 2019, HopFed Bancorp, Inc. (the “Registrant”) filed with the Commission its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original 10-K”). On March 21, 2019, the Registrant filed with the Commission Amendment No. 1 on Form 10-K/A to the Original 10-K (“Amendment No. 1”) for the limited purpose of amending (i) the date of the Report of Independent Registrant Public Accounting Firm of Carr, Riggs & Ingram, LLC (“Carr Riggs”) the Registrant’s former independent registered public accounting firm, in Item 8 of the Original 10-K and (ii) the date of Carr Riggs’ consent filed as Exhibit 23.1 to the Original 10-K. Incorrect versions of Carr Riggs’ report and consent were inadvertently enclosed in the Original 10-K.

Amendment No. 1 included An amended consent from Carr Riggs, and re-executed and re-filed Sarbanes-Oxley Act certifications of the Chief Executive Officer and the Chief Financial Officer. However, Amendment No. 1 inadvertently failed to include the Registrant’s audited consolidated financial statements and Carr Riggs’ report with the correct date.

This Amendment No. 2 on Form 10-K/A to the Original 10-K (“Amendment No. 2”) is a complete Form 10-K Report. Due to the passage of time since the filing date of the Original 10-K, Amendment No. 2 includes currently dated consents of both Carr Riggs and HORNE LLP, the Registrant’s current independent registered public accounting firm, and the correct date of Carr Riggs’ report. Amendment No. 2 also includes re-executed and re-filed Sarbanes-Oxley Act certifications.

Except for the corrections and updates referenced above, incorporation by reference of certain exhibits filed with the Original Form 10-K, and a currently dated signature page, no changes have been made to any of the financial statements or other information contained in the Original 10-K.

Amendment No. 2 does not reflect any subsequent information or events. Information contained in Amendment No. 2 is only correct as of the Original 10-K filing date. To obtain more current information regarding the Registrant, please review subsequent filings with the Commission by the Registrant.

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
March 15, 2018

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

Exhibit No. 4.1. Form of Common Stock Certificate incorporated herein by reference to Exhibit No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-30215).

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

Exhibit No. 10.4 HopFed Bancorp, Inc. 2004 Long Term Incentive Plan Incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-117956) dated August 5, 2004.

Exhibit No. 10.5 HopFed Bancorp, Inc. 2013 Long Term Incentive Plan Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2013 (filed May 28, 2013).

Exhibit No. 10.6. Employment Agreement by and between Registrant and John E. Peck. Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.7. Employment Agreement by and between Heritage Bank and John E. Peck. Incorporated herein by reference to Exhibit No. 10.4 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.8. Employment Agreement by and between Registrant and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2013 (filed July 8, 2013).

Exhibit No. 10.9. Employment Agreement by and between Heritage Bank and Billy C. Duvall. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 1, 2013 (filed July 8, 2013).

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

Exhibit No. 10.13. Employment Agreement by and between Registrant and Bailey K. Knight. Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.14. Employment Agreement by and between Heritage Bank and Bailey K. Knight Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s Current Report on Form 8-K dated June 26, 2018 (filed June 26, 2018).

Exhibit No. 10.15 Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 23, 2010 (filed June 28, 2010).

Exhibit No. 10.16 Restricted Share Award Agreement with John E. Peck. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 23, 2012 (filed June 25, 2012).

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

Exhibit No. 99.1 Stock Purchase Agreement with Maltese Capital Management. Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on 8-K dated February 2, 2015 (filed February 3, 2015)

Exhibit No. 99.2 Stilwell Standstill Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P,, Stilwell Associates, L.P., Stilwell Value LLC, Joseph Stilwell and Mark D. Alcott. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K dated April 10, 2018 (filed April 11, 2018).

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

HOPFED BANCORP, INC.
(Registrant)

Date: April 3, 2019	By:	(signed) John E. Peck
John E. Peck
President and
Chief Executive Officer