Form 10-Q
period 2019-03-31
HOPFED BANCORP INC
filed 2019-05-09
CIK 1041550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act: (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company filer	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HFBC	The NASDAQ Stock Market LLC

As of May 6, 2019, the Registrant had outstanding 6,648,887 shares of the Registrant’s Common stock.

CONTENTS

HOPFED BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and due from banks	$35,052	$36,339
Interest-bearing deposits in banks	12,364	15,711

Cash and cash equivalents	47,416	52,050
Federal Home Loan Bank stock, at cost	4,428	4,428
Securities available for sale	172,168	170,804
Loans held for sale	742	1,248
Loans receivable, net of allowance for loan losses and deferred loan income at March 31, 2019 of $4,553 and $395 respectively, and $4,536 and $419 at December 31, 2018, respectively.	666,250	658,782
Accrued interest receivable	3,666	3,503
Foreclosed assets, net	3,446	3,598
Bank owned life insurance	10,618	10,672
Premises and equipment, net	21,079	21,759
Deferred tax assets	2,165	1,825
Other assets	2,282	2,730

Total assets	$934,260	$931,399

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$125,674	$129,476
Interest-bearing accounts
Checking accounts	205,420	196,972
Savings and money market accounts	96,504	97,232
Other time deposits	314,229	316,157

Total deposits	741,827	739,837
Advances from Federal Home Loan Bank	26,000	33,000
Repurchase agreements	59,046	53,011
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	914	1,279
Accrued expenses and other liabilities	3,276	3,176

Total liabilities	837,633	840,613

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Financial Condition, Continued

(Dollars in Thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized—500,000 shares; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $.01 per share; authorized 15,000,000 shares; 7,990,867 issued and 6,648,887 outstanding at March 31, 2019 and December 31, 2018	80	80
Additional paid-in-capital	59,210	59,105
Retained earnings	55,757	55,134
Treasury stock, at cost (1,341,980 shares at March 31, 2019 and December 31, 2018)	(16,706)	(16,706)
Unearned Employee Stock Ownership Plan (“ESOP”) shares, at cost (371,693 shares at March 31, 2019 and 382,691 share at December 31, 2018)	(5,124)	(5,268)
Accumulated other comprehensive loss, net of taxes	(330)	(1,559)

Total stockholders’ equity	92,887	90,786

Total liabilities and stockholders’ equity	$934,260	$931,399

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	For the Three-month Periods
	Ended March 31,
	2019	2018
Interest and dividend income:
Loans	$8,230	$7,477
Investment in taxable securities available for sale	1,035	1,079
Nontaxable securities available for sale	195	213
Interest-bearing deposits	82	29

Total interest and dividend income	9,542	8,798

Interest expense:
Deposits	2,137	1,244
FHLB borrowings	159	92
Repurchase agreements	302	154
Subordinated debentures	147	122

Total interest expense	2,745	1,612

Net interest income	6,797	7,186
Provision for loan losses	60	68

Net interest income after provision for loan losses	6,737	7,118

Non-interest income:
Service charges	667	706
Merchant card	299	308
Mortgage origination revenue	249	319
Gain on sale of securities	—	27
Income from bank owned life insurance	117	71
Income from financial services	173	138
Other operating income	131	175

Total non-interest income	1,636	1,744

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Income, Continued

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	For the Three-month Periods
	Ended March 31,
	2019	2018
Non-interest expenses:
Salaries and benefits	4,044	4,117
Occupancy	734	782
Data processing	822	784
State deposit tax	215	169
Professional services	332	466
Advertising	248	308
Foreclosure, net	20	(6)
Gain on sale of fixed assets	(27)	—
Merger	596	—
Other	760	920

Total non-interest expense	7,744	7,540

Net income before income tax expense	629	1,322
Income tax expense	6	196

Net income	623	1,126

Earnings per share:
Basic	$0.10	$0.18

Diluted	$0.10	$0.18

Dividend per share	$—	$0.05

Weighted average shares outstanding - basic	6,277,284	6,188,413

Weighted average shares outstanding - diluted	6,277,284	6,188,413

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	For the Three Month
	Period Ended March 31,
	2019	2018
Net income	$623	$1,126
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on non-other than temporary impaired investment securities available for sale, net of taxes of ($327) and $486 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.	1,229	(1,830)
Unrealized gain on OTTI securities, net of taxes of $0 and ($61) for the three-month periods ended March 31, 2019 and March 31, 2018.	—	233
Reclassification adjustment for gains included in net income, net of taxes of $0 and $6 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.	—	(21)

Total other comprehensive income (loss)	1,229	(1,618)

Comprehensive income (loss)	$1,852	($492)

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statement of Stockholders’ Equity

For the Three-month Period Ended March 31, 2019 and March 31, 2018

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
			Additional		Common	Unearned	Other	Total
	Common	Common	Paid in	Retained	Treasury	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Shares	Loss	Equity
Balance December 31, 2018	6,648,887	$80	59,105	55,134	(16,706)	(5,268)	(1,559)	90,786
Net income	—	—	—	623	—	—	—	2,331
ESOP shares committed to be released	—	—	—	—	—	144	—	144
Change in price of ESOP shares	—	—	68	—	—	—	—	68
Compensation expense, restricted stock awards	—	—	37	—	—	—	—	37
Net change in unrealized loss on securities available for sale, net of income taxes of ($327)	—	—	—	—	—	—	1,229	1,229

Balance March 31, 2019	6,648,887	$80	59,210	55,757	(16,706)	(5,124)	(330)	92,887

							Accumulated
	Shares of		Additional		Treasury	Unearned	Other	Total
	Common	Common	Capital	Retained	Stock	ESOP	Comprehensive	Stockholders
	Stock	Stock	Surplus	Earnings	Common	Shares	Income	Equity
Balance at December 31, 2017	6,637,771	$80	58,825	51,162	(16,655)	(5,901)	(99)	87,412
Restricted stock awards	12,852	—	—	—	—	—	—	—
Consolidated net income	—	—	—	1,126	—	—	—	1,126
Compensation expense, restricted stock awards	—	—	30	—	—	—	—	30
ESOP shares earned	—	—	—	—	—	143	—	143
Change in ESOP Stock Price	—	—	20	—	—	—	—	20
Net change in unrealized gain on securities available for sale, net of income taxes of $431	—	—	—	—	—	—	(1,618)	(1,618)
Repurchase common stock	(2,034)	—	—	—	(29)	—	—	(29)
Cash dividend to common stockholders	—	—	—	(331)	—	—	—	(331)

Balance March 31, 2018	6,648,589	80	58,875	51,957	(16,684)	(5,758)	(1,717)	86,753

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

HOPFED BANCORP, INC.

Interim Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
	2019	2018
Cash flows from operating activities:
Net cash provided by operating activities	$971	$960
Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities available for sale	4,958	7,013
Purchase of securities available for sale	(4,917)	(4,210)
Net increase in loans	(6,979)	(24,922)
Proceeds from sale of foreclosed assets	135	78
Proceeds from bank owned insurance death benefit	125	—
Proceeds from sale of premises and equipment	423	—
Purchase of premises and equipment	(10)	(222)

Net cash used in investing activities	(6,265)	(22,263)

Cash flows from financing activities:
Net increase in demand deposits	3,918	10,689
Net decrease in time and other deposits	(1,928)	(17,892)
Decrease in advances from borrowers for taxes and insurance	(365)	(28)
Advances from Federal Home Loan Bank	—	12,000
Repayment of advances from Federal Home Loan Bank	(7,000)	(10,000)
Net increase in repurchase agreements	6,035	3,439
Cash used to repurchase treasury stock	—	(29)
Dividends paid on common stock	—	(331)

Net cash provided by (used in) financing activities	660	(2,152)

Decrease in cash and cash equivalents	(4,634)	(23,455)
Cash and cash equivalents, beginning of period	52,050	45,076

Cash and cash equivalents, end of period	$47,416	$21,621

Supplemental disclosures of cash flow information:
Interest paid	$2,684	$1,640

Income taxes paid	$500	$—

See accompanying Notes to Unaudited Interim Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three-month period ended March 31, 2019 are not necessarily indicative of results that may be expected the entire fiscal year ending December 31, 2019.

The accompanying unaudited interim consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2018 Consolidated Financial Statements.

(2)	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common stock shares outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. For the three-month periods ended March 31, 2019 and March 31, 2018, the Company has excluded all unearned shares held by the ESOP.

	For the three-month Periods Ended March 31,
	2019	2018
Basic EPS:
Net income	$623,000	$1,126,000
Average common shares outstanding	6,277,284	6,188,413

Earnings per share	$0.10	$0.18

Diluted EPS
Net income	$623,000	$1,126,000
Average common shares outstanding	6,277,284	6,188,413
Dilutive effect of stock options	—	—

Average diluted shares outstanding	6,277,284	6,188,413

Earnings per share, diluted	$0.10	$0.18

(3)	SECURITIES

The carrying amount of securities and their estimated fair values at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Treasury securities	$4,929	4	—	4,933
U.S. Agency securities	78,663	442	(722)	78,383
Tax free municipal bonds	24,718	371	(55)	25,034
Taxable municipal bonds	955	2	(3)	954
Mortgage backed securities	63,320	112	(568)	62,864

	$172,585	931	(1,348)	172,168

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Restricted:
FHLB stock	$4,428	—	—	4,428

Available for sale:
U.S. Agency securities	81,158	345	(1,154)	80,349
Tax free municipal bonds	25,753	181	(152)	25,782
Taxable municipal bonds	957	2	(5)	954
Mortgage-backed securities	64,909	56	(1,246)	63,719

	$172,777	584	(2,557)	170,804

The scheduled maturities of debt securities available for sale at March 31, 2019 were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$6,889	$6,897
Due in one to five years	28,310	28,163
Due in five to ten years	13,926	13,910
Due after ten years	14,890	15,260
Amortizing agency bonds	45,250	45,074
Mortgage-backed securities	63,320	62,864

	$172,585	$172,168

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of March 31, 2019 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$1,598	(16)	50,469	(706)	52,067	(722)
Tax free municipal bonds	—	—	4,813	(55)	4,813	(55)
Taxable municipal bonds	—	—	507	(3)	507	(3)
Mortgage-backed securities	3,771	(1)	51,151	(567)	54,922	(568)

Total available for sale	$5,369	(17)	106,940	(1,331)	112,309	(1,348)

The estimated fair value and unrealized loss amounts of temporarily impaired investments as of December 31, 2018 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale
U.S. Agency securities	$—	—	54,441	(1,154)	54,441	(1,154)
Tax free municipal bonds	1,465	(8)	5,619	(144)	7,084	(152)
Taxable municipal bonds	—	—	507	(5)	507	(5)
Mortgage-backed securities	—	—	54,548	(1,246)	54,548	(1,246)

Total available for sale	$1,465	(8)	115,115	(2,549)	116,580	(2,557)

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

At March 31, 2019, the Company has 82 securities with unrealized losses. The losses for all securities are considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and are not related to the credit worthiness of the issuers. Furthermore, the Company has the intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2019.

At March 31, 2019 and December 31, 2018, securities with a book value of approximately $96.0 million and $96.5 million and a market value of approximately $97.1 million and $96.9 million, respectively, were pledged to various municipalities for deposits in excess of FDIC limits as required by law. At March 31, 2019 and December 31, 2018, securities with a market value of $59.0 million and $53.0 million, respectively, were sold to customers as part of overnight repurchase agreements.

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

Set forth below is selected data relating to the composition of the loan portfolio by type of loan at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Real estate loans:
One-to-four family first mortgages	$174,274	$175,638
Home equity lines of credit	31,407	32,781
Junior liens	995	1,037
Multi-family	26,377	26,067
Construction	36,723	38,700
Land	18,745	12,175
Non-residential real estate	248,285	242,390
Farmland	33,242	34,041

Total mortgage loans	570,048	562,829
Consumer loans	8,060	8,442
Commercial loans	93,090	92,466

Total other loans	101,150	100,908

Total loans	671,198	663,737
Deferred loan fees, net of cost	(395)	(419)
Less allowance for loan losses	(4,553)	(4,536)

Loans receivable, net	$666,250	$658,782

Although the Company has a diversified loan portfolio, 84.9% and 84.8% of the portfolio was concentrated in loans secured by real estate at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the majority of these loans are located within the Company’s general operating area.

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

All commercial loans with a risk classification of watch or better are considered a pass credit.

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

The following credit risk standards are assigned to consumer loans:

Satisfactory - All consumer open-end and closed-end retail loans shall have an initial risk grade assigned of 3 - Satisfactory. All consumer loans classified as satisfactory are considered a pass credit.

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

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the three-month period ended March 31, 2019:

	Balance 12/31/2018	Charge offs 2019	Recoveries 2019	Provision 2019	Ending Balance 03/31/2019
	(Dollars in Thousands)
One-to-four family mortgages	$992	—	3	(60)	935
Home equity line of credit	168	—	—	(14)	154
Junior liens	4	—	—	—	4
Multi-family	172	—	—	(26)	146
Construction	171	—	—	—	171
Land	797	—	—	218	1,015
Non-residential real estate	1,293	—	2	(49)	1,246
Farmland	152	—	—	(11)	141
Consumer loans	112	(73)	18	100	157
Commercial loans	675	—	7	(98)	584

Total	$4,536	(73)	30	60	4,553

The following table provides a detail of the Company’s activity in the allowance for loan loss account by loan type for the year ended December 31, 2018:

	Balance 12/31/2017	Charge offs 2018	Recoveries 2018	Provision 2018	Ending Balance 12/31/2018
	(Dollars in Thousands)
One-to-four family mortgages	$747	(6)	13	238	992
Home equity line of credit	189	—	9	(30)	168
Junior liens	5	—	—	(1)	4
Multi-family	314	—	—	(142)	172
Construction	161	—	—	10	171
Land	1,223	(40)	—	(386)	797
Non-residential real estate	789	(23)	14	513	1,293
Farmland	367	(2)	1	(214)	152
Consumer loans	184	(329)	80	177	112
Commercial loans	847	(307)	12	123	675

Total	$4,826	(707)	129	288	4,536

The table below presents gross loan balance at March 31, 2019 by loan classification allocated between past due, performing and non-accrual:

	Currently Performing	30 - 89 Days Past Due	Non-accrual Loans	Total
One-to-four family mortgages	173,754	502	18	174,274
Home equity line of credit	31,158	153	96	31,407
Junior liens	991	—	4	995
Multi-family	26,377	—	—	26,377
Construction	36,571	—	152	36,723
Land	18,745	—	—	18,745
Non-residential real estate	247,963	—	322	248,285
Farmland	32,667	575	—	33,242
Consumer loans	8,051	8	1	8,060
Commercial loans	91,918	701	471	93,090

Total	668,195	1,939	1,064	671,198

The table below presents gross loan balance at December 31, 2018 by loan classification allocated between past due, performing and non-accrual:

	Currently Performing	30 – 89 Days Past Due	Non-accrual Loans	Total
One-to-four family mortgages	$174,962	614	62	$175,638
Home equity line of credit	32,525	158	98	32,781
Junior liens	1,033	—	4	1,037
Multi-family	26,067	—	—	26,067
Construction	38,548	—	152	38,700
Land	12,175	—	—	12,175
Non-residential real estate	241,809	—	581	242,390
Farmland	34,041	—	—	34,041
Consumer loans	8,408	26	8	8,442
Commercial loans	91,930	11	525	92,466

Total	$661,498	809	1,430	663,737

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2019 and December 31, 2018 by portfolio segment and based on the impairment method.

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
March 31, 2019:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$122	15	—	12	91	$240
Collectively evaluated for impairment	463	1,171	1,533	1,080	66	4,313

Total ending allowance balance	$585	1,186	1,533	1,092	157	4,553

Loans:
Loans individually evaluated for impairment	$5,654	152	9,462	273	363	$15,904
Loans collectively evaluated for impairment	87,436	55,316	298,403	206,403	7,697	655,294

Total ending loans balance	$93,090	55,468	307,904	206,676	8,060	$671,198

	Commercial	Land Development / Construction	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(Dollars in Thousands)
December 31, 2018:
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$141	—	—	13	52	$206
Collectively evaluated for impairment	534	969	1,616	1,151	60	4,330

Total ending allowance balance	$675	969	1,616	1,164	112	$4,536
Loans:
Loans individually evaluated for impairment	$3,593	—	9,174	274	208	$13,249
Loans collectively evaluated for impairment	88,873	50,875	293,324	209,182	8,234	650,488

Total ending loans balance	$92,466	50,875	302,498	209,456	8,442	$663,737

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

Loans by classification type and credit risk indicator at March 31, 2019 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$173,575	—	699	—	174,274
Home equity line of credit	31,311	—	96	—	31,407
Junior liens	991	—	4	—	995
Multi-family	26,377	—	—	—	26,377
Construction	36,571	152	—	—	36,723
Land	18,745	—	—	—	18,745
Non-residential real estate	238,712	19	9,554	—	248,285
Farmland	33,011	231	—	—	33,242
Consumer loans	7,697	—	363	—	8,060
Commercial loans	86,295	879	5,916	—	93,090

Total	$653,285	1,281	16,632	—	671,198

Loans by classification type and credit risk indicator at December 31, 2018 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
One-to-four family mortgages	$174,973	—	665	—	175,638
Home equity line of credit	32,684	—	97	—	32,781
Junior liens	1,033	—	4	—	1,037
Multi-family	26,067	—	—	—	26,067
Construction	38,548	152	—	—	38,700
Land	12,175	—	—	—	12,175
Non-residential real estate	232,289	596	9,505	—	242,390
Farmland	33,808	233	—	—	34,041
Consumer loans	8,233	—	209	—	8,442
Commercial loans	85,433	3,190	3,843	—	92,466

Total	$645,243	4,171	14,323	—	663,737

Impaired loans by classification type and the related valuation allowance amounts at March 31, 2019 were as follows:

				For the three-month period
	At March 31, 2019			ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Non-residential real estate	9,462	9,462	—	9,318	172
Farmland	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	5,533	5,533	—	4,492	89

Total	14,995	14,995	—	13,810	261

Impaired loans with a specific allowance
One-to-four family mortgages	273	273	13	273	2
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	152	152	15	76	—
Land	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Farmland	—	—	—	—	—
Consumer loans	363	363	91	286	—
Commercial loans	121	121	131	131	5

Total	909	909	240	766	7

Total	$15,904	15,904	240	14,576	268

Impaired loans by classification type and the related valuation allowance amounts at December 31, 2018 were as follows:

				For the year ended
	At December 31, 2018			December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Impaired loans with no specific allowance
One-to-four family mortgages	$—	—	—	710	27
Home equity line of credit	—	—	—	261	4
Junior liens	—	—	—	2	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	312	—
Non-residential real estate	9,174	9,174	—	5,973	693
Farmland	—	—	—	111	—
Consumer loans	—	—	—	5	—
Commercial loans	3,452	3,452	—	2,333	234

Total	12,626	12,626	—	9,707	958

Impaired loans with a specific allowance
One-to-four family mortgages	$274	274	13	55	12
Home equity line of credit	—	—	—	—	—
Junior liens	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Non-residential real estate	—	—	—	1,115	—
Farmland	—	—	—	—	—
Consumer loans	208	208	52	284	—
Commercial loans	141	141	141	793	23

Total	623	623	206	2,247	35

Total impaired loans	$13,249	13,249	206	11,954	993

At March 31, 2019 non-accrual loans totaled $1.1 million, or 0.16% of total loans compared to $1.4 million, or 0.22% of total loans, at December 31, 2018. At March 31, 2019, the Company is not obligated to lend additional funds to borrowers who have been placed in non-accrual status. There are no loans accruing interest that are past due more than 90 days at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the Company’s balances in non-accrual loans by loan type is as follows:

	03/31/2019	12/31/2018
	(Dollars in Thousands)
One-to-four family first mortgages	$18	$62
Home equity lines of credit	96	98
Junior lien	4	4
Construction	152	152
Land	—	—
Non-residential real estate	322	581
Farmland	—	—
Consumer loans	1	8
Commercial loans	471	525

Total non-accrual loans	$1,064	$1,430

The following table provides the number of loans remaining in each category as of March 31, 2019 and December 31, 2018 that the Company had previously modified in a TDR:

	Number of Loans	Pre-Modification Outstanding Record Investment	Post Modification Outstanding Record Investment, net of related allowance
March 31, 2019
Non-residential real estate	3	$3,409,331	3,409,331
Commercial	3	192,905	192,905
December 31, 2018
Non-residential real estate	3	$3,422,085	3,422,085
Commercial	2	$107,535	107,535

For the three-month period ended March 31, 2019, the Company identified one additional commercial loan as a TDR. The loan is secured by a Company’s accounts receivable. The TDR classification is the result of the borrower’s declining financial condition and substandard collateral position, prompting the Company to lengthen the amortization period of the loan to five years, which exceeds our standard amortization period of three years. There were no loans as of March 31, 2019 that have been modified as TDRs and that subsequently defaulted within twelve months on their modified terms. At March 31, 2019, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a TDR.

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

For the three-month period ended March 31, 2019, the Company’s activity in foreclosed property included the following:

		Activity During 2019
	Balance			Reduction	Gain (Loss)	Balance
	1/01/2019	Foreclosure	Sales	in Values	on Sale	3/31/2019
	(Dollars in Thousands)
One-to-four family mortgages	$256	—	(135)	(37)	20	$104
Non-residential real estate	142	—	—	—	—	142
Land	3,200	—	—	—	—	3,200

Total	$3,598	—	(135)	(37)	20	$3,446

(6)	FAIR VALUE OF ASSETS AND LIABILITIES

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

The fair values for investment securities available-for-sale are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments provided by a third-party pricing service. The Company reviews all securities in which the book value is greater than the market value for impairment that is other than temporary. For securities deemed to be other than temporarily impaired, the Company reduces the book value of the security to its market value by recognizing an impairment charge on its income statement.

Assets and Liabilities Measured on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis at March 31, 2019 are summarized below:

Description	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Treasury securities	$4,933	4,933	—	—
U.S. Agency securities	78,383	—	78,383	—
Tax-free municipals	25,034	—	25,034	—
Taxable municipals	954	—	954	—
Mortgage backed securities	62,864	—	62,864	—

Total	$172,168	4,933	167,235	—

The assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized below:

Description	Total carrying value in the consolidated balance sheet at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Securities available for sale
U.S. Agency securities	$80,349	—	80,349	—
Tax-free municipals	25,782	—	25,782	—
Taxable municipals	954	—	954	—
Mortgage backed securities	63,719	—	93,719	—

Total	$170,804	—	170,804	—

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for March 31, 2019:

Description	Total carrying value in the consolidated balance sheet at March 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Foreclosed assets	$—	—	—	$—
Impaired loans, net of allowance of $149	$398	—	—	$398

The assets and liabilities measured at fair value on a non-recurring basis are summarized below for December 31, 2018:

Description	Total carrying value in the consolidated balance sheet at December 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	(Dollars in Thousands)
Foreclosed assets	$—	—	—	$—
Impaired loans, net of allowance of $154	$261	—	—	$261

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring and non-recurring basis at March 31, 2019 and December 31, 2018:

Level 3 Significant Unobservable Input Assumptions
`	Fair Value	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs
(Dollars in Thousands)
March 31, 2019
Assets measured on a non-recurring basis	$—
Foreclosed assets		Discount to appraised value of collateral. Auction results	Appraisal comparability adjustments	0% to 0%
Impaired loans	547	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 50%
December 31, 2018
Assets measured on a non-recurring basis	$—
Foreclosed assets		Discount to appraised value of collateral	Appraisal comparability adjustments	—
Impaired loans	415	Discount to appraised value of collateral	Appraisal comparability adjustments	10% to 25%

The estimated fair values of financial instruments were as follows at March 31, 2019:

	Carrying Amount	Estimated Fair Value	In Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$35,052	35,052	35,052	—	—
Interest-bearing deposits	12,364	12,364	12,364	—	—
Securities available for sale	172,168	172,168	4,929	167,235	—
Federal Home Loan Bank stock	4,428	4,428	—	—	4,428
Loans held for sale	742	742	—	742	—
Loans receivable	666,250	636,933	—	—	636,933
Accrued interest receivable	3,666	3,666	—	3,666	—
Financial liabilities:
Deposits	741,827	741,290	—	741,290	—
Advances from borrowers for taxes and insurance	914	914	—	914	—
Advances from Federal Home Loan Bank	26,000	25,873	—	25,873	—
Repurchase agreements	59,046	59,046	—	59,046	—
Subordinated debentures	10,310	10,310	—	10,310	—

The estimated fair values of financial instruments were as follows at December 31, 2018:

	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$36,339	36,339	36,339	—	—
Interest-bearing deposits in banks	15,711	15,711	15,711	—	—
Securities available for sale	4,428	4,428	—	—	4,428
Federal Home Loan Bank stock	170,804	170,804	—	170,804	—
Loans held for sale	1,248	1,248	—	1,248	—
Loans receivable	658,782	627,956	—	—	627,956
Accrued interest receivable	3,503	3,503	—	—	3,503
Financial Liabilities:
Deposits	739,837	739,573	—	739,573	—
Advances from borrowers for taxes and insurance	1,279	1,279	—	1,279	—
Advances from the Federal Home Loan Bank	33,000	32,830	—	32,830	—
Repurchase agreements	53,011	53,011	—	53,011	—
Subordinated debentures	10,310	10,310	—	—	10,310

(7)	EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 was effective on January 1, 2019. The Company has determined that the leases existing at March 31, 2019 are not material to the Company’s Consolidated Financial Statements.

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

ASU 2018-16, “Derivatives and Hedging (Topic 815)—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 was effective on January 1, 2019 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company files consolidated federal income tax returns and Tennessee excise tax returns. The Company also files consolidated Kentucky income tax returns. The Bank is exempt from Kentucky corporate income tax. The Company has no unrecognized tax benefits and has accrued any interest or penalties for uncertain tax positions. The effective tax rate differs from the statutory federal rate of 21% and Tennessee excise rate of 6.5% due to investments in qualified municipal securities, bank owned life insurance, income apportioned to Kentucky and certain non-deductible expenses. The Company’s effective federal income tax rate varies significantly from our federal statutory tax rate for a variety of factors, including:

•

The Company’s investment in Fort Webb LP, LLC generates tax credits and depreciation expense that the Company can use to offset taxable income. At March 31, 2019, the Company’s balance sheet did not include any equity investment in Fort Webb. The Company has other investments that produce both tax credits and depreciation expense that may be used to offset net income.

•

At March 31, 2019, the Company has $10.6 million in Bank owned life insurance policies. The income generated from these policies increase the cash flow of the policies on a tax free basis. Life insurance proceeds are paid upon the death of a covered party. These proceeds, netted against the current cash value of the policy, result in tax free income to the Company. At March 31, 2019, the Company’s investment portfolio includes $25.0 million of tax free municipal securities. Interest income on this portfolio, after netting out a disallowance for interest expense attributable to this portfolio, is tax exempt.

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

Employees may withdraw proceeds from the ESOP in the year after their employment with the Company is terminated. Former employees have the option of selling Company shares back into the ESOP or withdrawing shares. Employees who are not employed on December 31st of each year are not eligible for participation in the ESOP. The Company anticipates that loan payments will be made at the end of each year. Participants receive shares at the end of employment. The Company has the option to repurchase the shares or provide the shares directly to the employee.

The Company made its fourth ESOP loan payment in December 2018. At March 31, 2019 and December 31, 2018, shares held by the ESOP were as follows:

	March 31, 2019	December 31, 2018
Accrued for allocation to participants
Earned ESOP shares	226,508	215,510
Unearned ESOP shares	371,693	382,691

Total ESOP shares	598,201	598,201

Share price at end of period	$19.70	$13.29

Fair value of unearned shares	$7,322,352	$5,085,963

(10)	COMMITMENTS AND CONTINGENCIES

At March 31, 2019, the Bank had $32.1 million in outstanding commitments on revolving home equity lines of credit, $20.0 million in outstanding commitments on revolving personal lines of credit and $38.9 million in commitments to originate loans and undisbursed commitments on commercial lines of credit of $46.5 million. At March 31, 2019, the Company had $1.0 million in commercial and standby letters of credit outstanding.

At March 31, 2019, the Company has $48.8 million in times deposits greater than $250,000 that are scheduled to mature in one year or less. Management believes that a significant percentage of such deposits will remain with the Bank.

The Bank’s FHLB borrowings are secured by a blanket security agreement pledging the Bank’s 1-4 family first mortgage loans and non-residential real estate loans. At March 31, 2019 and December 31, 2018, the Bank has pledged all eligible 1-4 family first mortgages. At March 31, 2019 and December 31, 2018, the Bank has outstanding FHLB borrowings of $26.0 million and $33.0 million, respectively. A schedule of FHLB borrowings at March 31, 2019 is provided below:

Outstanding Balance	Rate	Maturity
(Dollars in Thousands, Except Percentages)
5,000	2.56%	07/11/2019
5,000	1.73%	01/10/2020
5,000	2.84%	07/10/2020
5,000	1.92%	10/06/2020
6,000	3.01%	07/26/2023

$26,000	2.44%

A schedule of FHLB borrowings at December 31, 2018 is provided below:

Outstanding Balance	Rate	Maturity
(Dollars in Thousands, Except Percentages)
7,000	1.55%	01/10/2019
5,000	2.56%	07/11/2019
5,000	1.73%	01/10/2020
5,000	2.84%	07/10/2020
5,000	1.92%	10/06/2020
6,000	3.01%	07/26/2023

$33,000	2.25%

The Federal Home Loan Bank of Cincinnati has issued letters of credit in the Bank’s name totaling $49.6 million secured by the Bank’s loan portfolio to secure additional municipal deposits. The Company is a party to certain ordinary course litigation, and the Company intends to vigorously defend itself in all such matters. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

On January 7, 2019, the Company announced a definitive agreement to merge into and with First Financial Corporation of Terre Haute, Indiana. The proposed merger requires the Company’s shareholder approval. As a part of the merger agreement, the Company anticipates incurring additional pre-tax expenses to facilitate the merger. The expenses include a non-cash charge of approximately $244,000 for the accelerated vesting of restricted common stock, cash payment of approximately $2.7 million in change of control payments to senior executive officers and cash payments to Sandler O’Neil of approximately $1.0 million for their services as the Company’s investment banker. In addition to the expenses listed above, the Company will incur yet to be determined legal and professional fees as a part of the merger process. The Company anticipates that these expense items will be recognized once shareholder approval is received.

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

The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has made the decision to opt-out of this requirement. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2019 and December 31, 2018 to which it is subject. Management believes, as of March 31, 2019 and December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject. The Company’s consolidated capital ratios and the Bank’s actual capital amounts and ratios as of March 31, 2019 and December 31, 2018 are presented below:

	Actual		Minimum Capital Required		To be Well Capitalized for Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands, Except Percentages)
As of March 31, 2019
Tier 1 leverage capital to adjusted total assets
Company	$101,051	11.0%	$36,665	4.0%	$45,832	5.0%
Bank	$97,316	10.7%	$36,534	4.0%	$45,667	5.0%
Total capital to risk weighted assets
Company	$105,604	15.3%	$55,219	8.0%	$69,024	10.0%
Bank	$101,868	14.8%	$55,107	8.0%	$68,884	10.0%
Tier 1 capital to risk weighted assets
Company	$101,051	14.6%	$41,414	6.0%	$55,219	8.0%
Bank	$97,316	14.1%	$41,331	6.0%	$55,107	8.0%
Common equity tier 1 capital to risk weighted assets
Company	$101,051	14.6%	$31,061	4.5%	n/a	n/a
Bank	$97,316	14.1%	$30,998	4.5%	$44,865	6.5%
As of December 31, 2018
Tier 1 leverage capital to adjusted total assets
Company	$100,520	11.0%	$36,417	4.0%	$45,521	5.0%
Bank	$99,478	10.9%	$36,361	4.0%	$45,451	5.0%
Total capital to risk weighted assets
Company	$105,055	16.2%	$52.049	8.0%	$65,061	10.0%
Bank	$104,014	16.0%	$51,937	8.0%	$64,922	10.0%
Tier 1 capital to risk weighted assets
Company	$100,520	15.5%	$39,037	6.0%	$52,049	8.0%
Bank	$99,478	15.3%	$38,953	6.0%	$51,937	8.0%
Common equity tier 1 capital to risk weighted assets
Company	$100,520	15.5%	$29,277	4.5%	n/a	n/a
Bank	$99,478	15.3%	$29,215	4.5%	$42,199	6.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with U.S. GAAP and general banking practices. These estimates include accounting for the allowance for loan losses, foreclosed assets, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the Company’s determination of our consolidated financial position, results of operations and cash flows, is set forth in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.

The emphasis of this discussion is a comparison of assets, liabilities and stockholders’ equity as of March 31, 2019 to December 31, 2018, while comparing income and expenses for the three-month periods ended March 31, 2019 and March 31, 2018. All information should be read in conjunction with the Company’s unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

At March 31, 2019, total assets were $934.3 million, an increase of $2.9 million compared to December 31, 2018. For the three-month period ended March 31, 2019, the Company’s net loan portfolio has increased $7.5 million to $666.3 million.

At March 31, 2019, total deposits increased by $2.0 million to $741.8 million. The increase in deposit accounts occurred despite an $8.9 million decline in brokered deposits. At March 31, 2019, non-interest bearing checking accounts totaled $125.7 million, a decline of $3.8 million compared to December 31, 2018. At March 31, 2019, retail repurchase account balances totaled $59.0 million, an increase of $6.0 million compared to December 31, 2018.

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

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2019 and March 31, 2018.

The Company’s net income for the three-month period ended March 31, 2019 was $623,000 compared to $1.1 million for the three-month period ended March 31, 2018. The reduction in net income is largely the result of $596,000 in merger related expenses incurred during the three-month period ending March 31, 2019, reducing net income by $471,000.

The Company’s total interest income for the three-month period ended March 31, 2019 was $9.5 million, compared to $8.8 million for the three-month period ended March 31, 2018. The increase in net interest income for the three-month period ended March 31, 2019 compared to March 31, 2018 was largely due to the $14.5 million increase in the average balance of loans outstanding. For the three-month period ended March 31, 2019, total interest expense was $2.7 million compared to $1.6 million for the three-month period ended March 31, 2018.

For the three-month period ended March 31, 2019, total interest bearing liabilities were $685.1 million, representing an increase of $1.5 million for the three-month period ended March 31, 2018. The increase in interest expense is largely the result of increases in short term interest rates spurred by the decision of the Open Market Committee of the Federal Reserve Board of Governors to increase its stated overnight Federal Funds (“Fed Funds”) rate. For the three-month period ended March 31, 2019, the cost of average total deposits was 1.16% compared to 0.67% for the three-month period ended March 31, 2018. For the three-month periods ended March 31, 2019 and March 31, 2018, the Company’s cost of interest bearing liabilities was 1.57% and 0.94%, respectively.

For the three-month period ended March 31, 2019, the Company’s tax equivalent yield on loans was 5.00% compared to 4.62% for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019, the Company’s tax equivalent yield on tax free municipal securities was 3.82% compared to 3.96% for the three-month period ended March 31, 2018. For the three-month periods ended March 31, 2019 and March 31, 2018, the Company’s net interest margin was 3.24% and 3.45%, respectively.

Average Balances, Yields and Interest Expenses. The table on the next page summarizes the overall effect of changes in both interest rates and the average balances of interest earning assets and liabilities for the three-month periods ended March 31, 2019 and March 31, 2018. Yields on assets and cost of liabilities are derived by dividing income or expense by the average daily balances of interest earning assets and liabilities for the appropriate three-month periods. Average balances for loans include loans classified as non-accrual, net of the allowance for loan losses. The table adjusts tax-free investment income by $47,000 for the three-month period ended March 31, 2019 and $53,000 for the three-month period ended March 31, 2018, for a tax equivalent rate using a cost of funds rate of 1.57% for the three-month period ended March 31, 2019 and 0.94% for the three-month period ended March 31, 2018. The table adjusts tax-free loan income by $40,000 for the three-month period ended March 31, 2019 and $5,000 for the three-month period ended March 31, 2018, for a tax equivalent rate using the same cost of funds rate.

	Average	Income and	Average	Average	Income and	Average
	Balance	Expense	Rates	Balance	Expense	Rates
	3/31/2019	3/31/2019	3/31/2019	3/31/2018	3/31/2018	3/31/2018
	(Table Amounts in Thousands, Except Percentages)
Loans receivable, net	$661,735	8,270	5.00%	$647,204	7,482	4.62%
Taxable securities, AFS	150,770	1,035	2.75%	160,582	1,079	2.69%
Non-taxable securities, AFS	25,358	242	3.82%	26,856	266	3.96%
Other interest bearing deposits	11,474	82	2.86%	6,030	29	1.92%

Total interest earning assets	849,337	9,629	4.53%	840,672	8,856	4.21%

Other assets	69,384			69,290

Total assets	$918,721			$909,962

Retail time deposits	253,921	1,222	1.93%	240,602	674	1.12%
Brokered deposits	60,697	373	2.46%	53,910	188	1.39%
Interest bearing checking	202,634	486	0.96%	215,352	341	0.63%
Saving / MMDA	96,253	56	0.23%	102,155	41	0.16%
FHLB borrowings	26,778	159	2.38%	23,656	92	1.56%
Repurchase agreements	48,911	302	2.47%	39,072	154	1.58%
Subordinated debentures	10,310	147	5.70%	10,310	122	4.73%

Total interest bearing liabilities	699,504	2,745	1.57%	685,057	1,612	0.94%

Non-interest bearing deposits	123,220			133,412
Other liabilities	4,104			3,887
Stockholders’ equity	91,893			87,336

Total liabilities and stockholders’ equity	$918,721			$909,692

Net interest income		6,884			7,244

Net interest spread			2.97%			3.27%

Net interest margin			3.24%			3.45%

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio composition and prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined that an additional $60,000 in provision for loan loss was required for the three-month period ended March 31, 2019 compared to a $68,000 provision for loan loss expense for the three-month period ended March 31, 2018.

Non-Interest Expenses. For the three-month period ended March 31, 2019, non-interest expenses were $7.7 million compared to $7.5 million for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019, data processing expenses and occupancy expense increased by $46,000 and $38,000, respectively, compared to the three-month period ended March 31, 2018. The Company incurred net expenses of $20,000 on the sale of foreclosed assets during the three-month period ended March 31, 2019 compared to a net gain on $6,000 for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019 and excluding merger expenses, no other expense line item experienced an increase compared to the three-month period ended March 31, 2018.

Income Taxes. The effective tax rate for the three-month periods ending March 31, 2019 was 1.0% due to lower levels of net income, municipal bond income and higher levels of tax free income due to the payment of a death benefit on a bank owned life insurance policy. For the three-month period ended March 31, 2018, the Company’s effective tax rate was 14.8%.

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

The Bank uses brokered deposits to supplement its asset liability need for longer term deposits reasonable prices. In addition to the coupon rate listed below, brokered deposits carry an additional fee of approximately 0.25% that includes the cost of selling and servicing the deposits. The Company includes this cost as interest expense on its income statement. At March 31, 2019, the Bank’s brokered deposits consisted of the following:

Issue Date	Interest rate	Balance	Maturity
4/12/2018	2.00%	6,036,000	4/12/2019
7/22/2016	1.00%	2,138,000	5/22/2019
5/10/2018	2.20%	4,900,973	7/10/2019
7/29/2016	1.05%	2,964,000	7/29/2019
8/16/2016	1.10%	1,978,000	8/16/2019
6/19/2018	2.40%	2,822,000	9/19/2019
2/15/2018	2.20%	3,417,000	2/15/2020
9/12/2018	2.55%	2,500,000	3/12/2020
7/18/2018	2.70%	6,870,000	4/18/2020
4/12/2018	2.50%	4,190,000	1/12/2021
5/10/2018	2.70%	5,680,000	3/10/2021
6/19/2018	3.00%	3,153,000	6/19/2021
7/18/2018	3.00%	7,620,000	10/18/2021
9/12/2018	3.00%	2,609,000	3/12/2022

		56,877,973

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

The effects of rising interest rates are discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results for the year ending December 31, 2019 will differ from simulations due to timing, magnitude, and the frequency or interest rate changes, market conditions, management strategies, and the timing of the Company’s cash receipts and disbursements.

The Company’s analysis at March 31, 2019 indicates that an increase in interest rates across the entire yield curve may result in an increase in net interest income. A summary of the Company’s analysis at March 31, 2019 for the twelve month period ending March 31, 2020 is as follows:

	Down 1.00%	No change	Up 1.00%	Up 2.00%	Up 3.00%
		(Dollars in Thousands)
Net interest income	$29,246	$31,796	$33,825	$35,647	$37,418

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2019.

Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three-month period ended March 31, 2019 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities.

None

(b)	Use of Proceeds.

Not applicable

(c)	Repurchase of Equity Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John E. Peck, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Billy C. Duvall, Chief Financial Officer.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350 for John E. Peck, Chief Executive Officer.

32.2	Certification Pursuant to Section 18 U.S.C. Section 1350 for Billy C. Duvall, Chief Financial Officer.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three month period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Financial Condition as of March 31, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Condensed Statements of Income for the three periods ended March 31, 2019 and March 31, 2018 (unaudited), (iii) Consolidated Condensed Statements of Comprehensive Loss for the three-month periods ended March 31, 2019 and March 31, 2018 (unaudited), (iv) Consolidated Condensed Statements of Stockholders’ Equity for the three-month period ended March 31, 2019 (unaudited); and (v) Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2019 and March 31, 2018 (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOPFED BANCORP, INC.

Date: May 9, 2019	/s/ John E. Peck
John E. Peck
President and Chief Executive Officer

Date: May 9, 2019	/s/ Billy C. Duvall
Billy C. Duvall
Senior Vice President, Chief Financial
Officer and Treasurer